Form 10-Q
period 2013-06-30
Owens Realty Mortgage, Inc.
filed 2013-08-14
CIK 1556364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

Commission file number 000-54957

OWENS REALTY MORTGAGE, INC.
(Exact Name of Registrant as Specified in Its Charter)

Maryland	46-0778087
(State or Other Jurisdiction	(I.R.S. Employer Identification No.)
of Incorporation or Organization)

2221 Olympic Boulevard
Walnut Creek, California	94595
(Address of Principal Executive Offices)	(Zip Code)

(925) 935-3840 Registrant’s Telephone Number, Including Area Code

NOT APPLICABLE
 (Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 14, 2013
Common Stock, $.01 par value	11,198,119 shares

Exhibit 31.1
Exhibit 31.2
Exhibit 32
Exhibit 101

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

OWENS REALTY MORTGAGE, INC.
Consolidated Balance Sheets as Recast (1)
June 30, 2013 and December 31, 2012
(UNAUDITED)
	June 30,	December 31,
	2013	2012
ASSETS
Cash and cash equivalents	$22,904,272	$21,131,505
Restricted cash	3,981,204	6,264,110
Loans, net of allowance for losses of $5,604,716 in 2013 and $24,417,897 in 2012	52,422,497	45,844,365
Interest and other receivables	1,642,382	3,485,061
Other assets, net of accumulated depreciation and amortization of $929,723 in 2013 and $877,589 in 2012	1,038,877	1,126,723
Investment in limited liability company	2,141,403	2,141,777
Real estate held for sale	5,925,595	56,173,094
Real estate held for investment, net of accumulated depreciation of $8,569,753 in 2013 and $6,518,160 in 2012	122,119,949	71,600,255
Total Assets	$212,176,179	$207,766,890

LIABILITIES AND EQUITY
LIABILITIES:
Dividends payable	$—	$1,234,352
Due to Manager	286,203	298,349
Accounts payable and accrued liabilities	2,845,023	4,012,650
Deferred gains	3,671,458	1,327,406
Notes payable	14,301,611	13,384,902
Total Liabilities	21,104,295	20,257,659

Commitments and Contingencies (Note 13)
EQUITY:
Stockholders’ equity:
Preferred stock, $.01 par value per share, 5,000,000 shares authorized, no shares issued and outstanding at June 30, 2013 and December 31, 2012	—	—
Common stock, $.01 par value per share, 50,000,000 shares authorized, 11,198,119 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	111,981	111,981
Additional paid-in capital	182,437,522	182,985,281
Retained earnings (accumulated deficit)	2,553,589	(3,637,331)
Total stockholders’ equity	185,103,092	179,459,931
Noncontrolling interests	5,968,792	8,049,300
Total Equity	191,071,884	187,509,231
Total Liabilities and Equity	$212,176,179	$207,766,890

(1) As recast to reflect the balances of Owens Mortgage Investment Fund, LP combined with the balances of Owens Realty Mortgage, Inc. beginning January 1, 2012, as required under the accounting guidelines for a transfer of an entity under common control (refer to Note 1).

The accompanying notes are an integral part of these consolidated financial statements.

OWENS REALTY MORTGAGE, INC.
Consolidated Statements of Operations as Recast (1)
For the Three and Six Months Ended June 30, 2013 and 2012
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Revenues:
Interest income on loans	$723,733	$535,688	$1,610,962	$1,149,809
Gain on foreclosure of loan	—	—	952,357	—
Rental and other income from real estate properties	2,796,949	3,360,223	5,520,366	6,677,604
Income from investment in limited liability company	38,624	39,877	79,626	78,173
Other income	729	1,581	1,522	3,594
Total revenues	3,560,035	3,937,369	8,164,833	7,909,180
Expenses:
Management fees to Manager	451,828	454,770	891,601	895,877
Servicing fees to Manager	37,963	41,161	81,418	82,142
General and administrative expense	424,757	294,493	697,865	777,902
Rental and other expenses on real estate properties	2,125,036	2,630,208	4,331,856	5,160,176
Depreciation and amortization	1,004,338	721,203	1,402,356	1,474,222
Interest expense	128,353	130,434	255,835	261,375
Environmental remediation expense	—	100,000	—	100,000
(Reversal of) provision for loan losses	(6,699,271)	236,823	(6,956,484)	(152,391)
Impairment losses on real estate properties	—	418,480	—	418,480
Total expenses	(2,526,996)	5,027,572	704,447	9,017,783
Operating income (loss)	6,087,031	(1,090,203)	7,460,386	(1,108,603)
Gain (loss) on sales of real estate, net	2,429,872	(11,617)	2,460,209	793,312
Net income (loss) and comprehensive income (loss)	8,516,903	(1,101,820)	9,920,595	(315,291)
Less: Net (income) loss attributable to non-controlling interests	(2,085,886)	67,579	(2,059,646)	(556,437)
Net income (loss) and comprehensive income (loss) attributable to common stockholders	$6,431,017	$(1,034,241)	$7,860,949	$(871,728)

Net income (loss) per common share:
Basic and diluted earnings (loss) per common share	$0.57	$(0.09)	$0.70	$(0.08)
Basic and diluted weighted average number of common shares outstanding	11,198,119	11,198,119	11,198,119	11,198,119
Dividends declared per share of common stock	$0.15	$0.01	$0.15	$0.03

(1) As recast to reflect the balances of Owens Mortgage Investment Fund, LP combined with the balances of Owens Realty Mortgage, Inc. beginning January 1, 2012, as required under the accounting guidelines for a transfer of an entity under common control (refer to Note 1).

The accompanying notes are an integral part of these consolidated financial statements.

OWENS REALTY MORTGAGE, INC.
Consolidated Statements of Stockholders’ Equity as Recast (1)
For the Six Months Ended June 30, 2013 and 2012
(UNAUDITED)

			Additional	Retained Earnings	Total	Non-
	Common Stock		Paid-in	(Accumulated	Stockholders’	controlling	Total
	Shares	Amount	Capital	Deficit)	Equity	Interests	Equity

Balances, December 31, 2011	11,198,119	$111,981	$180,933,978	$—	$181,045,959	$17,519,828	$198,565,787

Net (loss) income	—	—	—	(871,728)	(871,728)	556,437	(315,291)
Offering costs incurred	—	—	(414,917)	—	(414,917)	—	(414,917)
Change in ownership interests in consolidated LLC (Note 7)	—	—	2,759,767	—	2,759,767	(9,959,767)	(7,200,000)
Dividends declared	—	—	—	(284,377)	(284,377)	—	(284,377)
Distributions to noncontrolling interests	—	—	—	—	—	(8,662)	(8,662)

Balances, June 30, 2012	11,198,119	$111,981	$183,278,828	$(1,156,105)	$182,234,704	$8,107,836	$190,342,540

Balances, December 31, 2012	11,198,119	$111,981	$182,985,281	$(3,637,331)	$179,459,931	$8,049,300	$187,509,231

Net income	—	—	—	7,860,949	7,860,949	2,059,646	9,920,595
Offering costs incurred	—	—	(527,785)	—	(527,785)	—	(527,785)
Distribution to stockholders for fractional shares upon conversion	—	—	(19,974)	—	(19,974)	—	(19,974)
Dividends declared	—	—	—	(1,670,029)	(1,670,029)	—	(1,670,029)
Distributions to noncontrolling interests	—	—	—	—	—	(4,140,154)	(4,140,154)

Balances, June 30, 2013	11,198,119	$111,981	$182,437,522	$2,553,589	$185,103,092	$5,968,792	$191,071,884

 (1) As recast to reflect the balances of Owens Mortgage Investment Fund, LP combined with the balances of Owens Realty Mortgage, Inc. beginning January 1, 2012, as required under the accounting guidelines for a transfer of an entity under common control (refer to Note 1).

The accompanying notes are an integral part of these consolidated financial statements.

OWENS REALTY MORTGAGE, INC.
Consolidated Statements of Cash Flows as Recast (1)
For the Six Months Ended June 30, 2013 and 2012
(UNAUDITED)

	June 30,	June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$9,920,595	$(315,291)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Gain on sales of real estate, net	(2,460,209)	(793,312)
Gain on foreclosure of loan	(952,357)	—
Income from investment in limited liability company	(79,626)	(78,173)
Reversal of provision for loan losses	(6,956,484)	(152,391)
Impairment losses on real estate properties	—	418,480
Depreciation and amortization	1,402,355	1,474,222
Changes in operating assets and liabilities:
Interest and other receivables	506,847	(478,982)
Other assets	46,933	55,213
Accounts payable and accrued liabilities	(1,827,627)	(72,152)
Due to Manager	(12,146)	16,510
Net cash (used in) provided by operating activities	(411,719)	74,124

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal collected on loans	997,092	5,581,894
Investment in loans	(2,645,672)	—
Investment in real estate properties	(1,542,289)	(1,489,302)
Net proceeds from disposition of real estate properties	10,699,255	295,838
Purchases of vehicles and equipment	(11,221)	(18,070)
Transfer from restricted to unrestricted cash	2,282,906	—
Maturities of certificates of deposit	—	994,143
Purchases of certificates of deposit	—	(996,000)
Distribution received from investment in limited liability company	80,000	65,000
Net cash provided by investing activities	9,860,071	4,433,503

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on note payable	(83,291)	(77,752)
Distributions to noncontrolling interests	(4,140,154)	(8,662)
Purchase of member’s interest in consolidated LLC	—	(7,200,000)
Offering costs incurred and paid	(527,785)	(414,917)
Distributions to stockholders for fractional shares	(19,974)	—
Dividends paid	(2,904,381)	(357,961)
Net cash used in financing activities	(7,675,585)	(8,059,292)

Net increase (decrease) in cash and cash equivalents	1,772,767	(3,551,665)

Cash and cash equivalents at beginning of period	21,131,505	16,201,121

Cash and cash equivalents at end of period	$22,904,272	$12,649,456

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest (including amounts capitalized)	$340,107	$263,146

(1) As recast to reflect the balances of Owens Mortgage Investment Fund, LP combined with the balances of Owens Realty Mortgage, Inc. beginning January 1, 2012, as required under the accounting guidelines for a transfer of an entity under common control (refer to Note 1).
See notes 5 and 6 for supplemental disclosure of non-cash investing activities.
The accompanying notes are an integral part of these consolidated financial statements.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – ORGANIZATION

Owens Realty Mortgage, Inc. (the “Company”) was incorporated on August 9, 2012, under the laws of the State of Maryland and was authorized to issue 1,000,000 shares of $0.01 par value common stock at the time of its incorporation. At the time of its incorporation, William C. Owens was issued 1,000 shares of common stock, $.01 par value per share, in exchange for cash consideration of $1.00 per share (for total consideration of $1,000). Per the Articles of Amendment and Restatement of the Company dated January 23, 2013, the authorized shares of common stock were increased to 50,000,000 shares, $0.01 par value per share. In addition, the Company is now authorized to issue 5,000,000 shares of preferred stock at $0.01 par value per share. The Company was created to effect the merger (the “Merger”) of Owens Mortgage Investment Fund, a California Limited Partnership (“OMIF”) with and into the Company as described in the Registration Statement on Form S-4, as amended, of the Company, declared effective on February 12, 2013 (File No. 333-184392).  The Merger is part of a plan to reorganize the business operations of OMIF so that it can elect to qualify as a real estate investment trust for Federal income tax purposes. The Merger was approved by OMIF limited partners on April 16, 2013 and was completed on May 20, 2013.

Upon effectiveness of the Merger, the outstanding 1,000 shares of common stock of the Company held by William C. Owens were cancelled in exchange for $1,000, and every 25 limited partner units of OMIF were converted into one share of common stock of the Company. Additionally, the units representing the general partner interests of Owens Financial Group, Inc. (“OFG”) were treated as follows: i) the 1,496,000 units representing the interest that was an expense of OMIF were cancelled, and ii) the 1,378,256 units representing the interest relating to cash contributions made by OFG to the capital of OMIF were converted into shares of common stock of the Company in the same manner limited partnership units were converted into shares of common stock. No fractional shares were issued in the Merger; instead, cash adjustments were paid in respect of shares otherwise issuable. The Company now, by virtue of the Merger, directly or indirectly owns all of the assets and business formerly owned by OMIF and is a deemed successor issuer to OMIF pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended. For accounting purposes, the merger of OMIF with and into the Company has been treated as a transfer of assets and exchange of shares between entities under common control. The accounting basis used to initially record the assets and liabilities in the Company is the carryover basis of OMIF. The consolidated financial statements included in this Form 10-Q reflect the extinguishment of OMIF’s partners’ capital and replacement with 11,198,119 shares of common stock and additional paid –in capital as if the Merger occurred on December 31, 2011. In addition, capitalized offering costs incurred during 2012 were reclassified from Other Assets to Additional Paid-in Capital in the accompanying consolidated financial statements.

The Company intends to elect and qualify to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with the Company’s taxable year ended December 31, 2013. As a REIT, the Company will be permitted to deduct distributions made to its stockholders, allowing its income and gain represented by such distributions to avoid taxation at the entity level and to be taxed generally only at the stockholder level. The Company intends to distribute substantially all of its income and gain. As a REIT, however, the Company will be subject to separate, corporate-level tax, including potential 100% penalty taxes under various circumstances, as well as certain state and local taxes. In addition, the Company’s taxable REIT subsidiaries will be subject to full corporate income tax. Furthermore, the Company’s ability to qualify as a REIT will depend upon its continuing satisfaction of various requirements, such as those related to the diversity of its stock ownership, the nature of its assets, the sources of its income and the distributions to its stockholders, including a requirement that the Company distribute to its stockholders at least 90% of its REIT taxable income on an annual basis (determined without regard to the dividends paid deduction and by excluding net capital gain).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of the management of the Company, the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein. Certain information and footnote disclosures presented in the annual consolidated financial statements are not included in these interim financial statements.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Form 10-K of OMIF (the predecessor entity) for the fiscal year ended December 31, 2012 filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the operating results to be expected for the full year ending December 31, 2013. The Company evaluates subsequent events up to the date it files its Form 10-Q with the SEC.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

Basis of Presentation

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned taxable REIT subsidiary (TRS) and its majority- and wholly-owned limited liability companies (see notes 4 and 5). The Company is in the business of providing mortgage lending services and manages its business as one operating segment. Due to foreclosure activity, the Company also owns and manages real estate assets.

Certain reclassifications, not affecting previously reported net income or total stockholders’ equity, have been made to the previously issued consolidated financial statements to conform to the current period presentation.

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Such estimates relate principally to the determination of the allowance for loan losses, including the valuation of impaired loans, the valuation of real estate held for sale and investment, and the estimate of the environmental remediation liability (see notes 4 and 12).  Fair value estimates are derived from information available in the real estate markets including similar property and often require the experience and judgment of third parties such as real estate appraisers and brokers. The estimates figure materially in calculating the value of the property at acquisition, the level of charge to the allowance for loan losses and any subsequent valuation reserves or write-downs. Such estimates are inherently imprecise and actual results could differ significantly from such estimates.

Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents include funds on deposit with financial institutions.

Restricted Cash

Restricted cash includes contingency reserves required pursuant to the Company’s charter and escrow deposits for property taxes to be paid on certain Company real estate properties.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and loans. The Company places its cash and cash equivalents with financial institutions and, at times, cash held may exceed the Federal Deposit Insurance Corporation, or “FDIC”, insured limit. The Company has exposure to credit risk on its loans and other investments. The Company’s manager, OFG, will seek to manage credit risk by performing analysis of underlying collateral assets.

Loans

Loans are stated at the principal amount outstanding. The Company’s portfolio consists primarily of real estate loans generally collateralized by first, second and third deeds of trust.  Interest income on loans is accrued by the simple interest method. Loans are generally placed on nonaccrual status when the borrowers are past due greater than ninety days or when full payment of principal and interest is not expected. When a loan is classified as nonaccrual, interest accruals discontinue and all past due interest remains

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

accrued until the loan becomes current, is paid off or is foreclosed upon. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest. Cash receipts on nonaccrual loans are used to reduce any outstanding accrued interest, and then are recorded as interest income, except when such payments are specifically designated as principal reduction or when management does not believe the Company’s investment in the loan is fully recoverable.

Allowance for Loan Losses

Loans and the related accrued interest and advances are analyzed by management on a periodic basis for ultimate recovery. The allowance for loan losses is an estimate of credit losses inherent in the Company’s loan portfolio that have been incurred as of the balance sheet date.  The allowance is established through a provision for loan losses which is charged to expense.  Additions to the allowance are expected to maintain the adequacy of the total allowance after credit losses and loan growth.  Credit exposures determined to be uncollectible are charged against the allowance.  Cash received on previously charged off amounts is recorded as a recovery to the allowance.  The overall allowance consists of two primary components, specific reserves related to impaired loans and general reserves for inherent losses related to loans that are not impaired.

Regardless of a loan type, a loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the original agreement or when monthly payments are delinquent for more than 90 days on a loan.  All loans determined to be impaired are individually evaluated for impairment.  When a loan is impaired, management estimates impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, it may measure impairment based on a loan's observable market price, or the fair value of the collateral if the loan is collateral dependent.  A loan is collateral dependent if the repayment of the loan is expected to be provided solely by the underlying collateral. These valuations are generally updated during the fourth quarter but may be updated during interim periods if deemed appropriate by management.

A restructuring of a debt constitutes a troubled debt restructuring (“TDR”) if the Company for economic or legal reasons related to the debtor's financial difficulties grants a concession to the debtor that it would not otherwise consider.  Restructured loans typically present an elevated level of credit risk as the borrowers are not able to perform according to the original contractual terms.  Loans that are reported as TDR’s are considered impaired and measured for impairment as described above.

The determination of the general reserve for loans that are not impaired is based on estimates made by management, to include, but not limited to, consideration of historical losses by portfolio segment, internal asset classifications, and qualitative factors to include economic trends in the Company’s service areas, industry experience and trends, geographic concentrations, estimated collateral values, the Company’s underwriting policies, the character of the loan portfolio, and probable losses inherent in the portfolio taken as a whole.

The Company maintains a separate allowance for each portfolio segment (loan type).  These portfolio segments include commercial real estate, residential real estate and land loans.   The allowance for loan losses attributable to each portfolio segment, which includes both impaired loans and loans that are not impaired, is combined to determine the Company’s overall allowance, which is included on the consolidated balance sheet. The reserve for loans that are not impaired consists of reserve factors that are based on management’s assessment of the following for each portfolio segment: (1) inherent credit risk, (2) historical losses, and (3) other qualitative factors.  These reserve factors are inherently subjective and are driven by the repayment risk associated with each portfolio segment described below.

Land Loans – These loans generally possess a higher inherent risk of loss than other real estate portfolio segments.  A major risk arises from the necessity to complete projects within specified costs and time lines.  Trends in the construction industry significantly impact the credit quality of these loans as demand drives construction activity.  In addition, trends in real estate values significantly impact the credit quality of these loans, as property values determine the economic viability of construction projects.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

Commercial and Residential Real Estate Loans –Adverse economic developments or an overbuilt market impact commercial and residential real estate projects and may result in troubled loans.  Trends in vacancy rates of properties impact the credit quality of these loans.  High vacancy rates reduce operating revenues and the ability for properties to produce sufficient cash flow to service debt obligations.

Real Estate Operations

Revenue Recognition

The Company leases multifamily rental units under operating leases with terms of generally one year or less. Rental revenue is recognized, net of rental concessions, on a straight-line method over the related lease term. Rental income on commercial property is recognized on a straight-line basis over the term of each operating lease. Recognition of gains on the sale of real estate is dependent upon the transaction meeting certain criteria related to the nature of the property and the terms of the sale including potential seller financing.

Real Estate Held for Sale

Real estate held for sale includes real estate acquired in full or partial settlement of loan obligations, generally through foreclosure, and is being marketed for sale. Real estate held for sale is recorded at acquisition at the property’s estimated fair value less estimated costs to sell. Any excess of the recorded investment in the loan over the net realizable value is charged against the allowance for loan losses.

After acquisition, costs incurred relating to the development and improvement of property are capitalized to the extent they do not cause the recorded value to exceed the net realizable value, whereas costs relating to holding and disposition of the property are expensed as incurred. After acquisition, real estate held for sale is analyzed periodically for changes in fair values and any subsequent write down is charged to impairment losses on real estate properties. Any recovery in the fair value subsequent to such a write down is recorded (not to exceed the net realizable value at acquisition) as an offset to impairment losses on real estate properties. Recognition of gains on the sale of real estate is dependent upon the transaction meeting certain criteria related to the nature of the property and the terms of the sale including potential seller financing.

Real Estate Held for Investment

Real estate held for investment includes real estate acquired in full or partial settlement of loan obligations, generally through foreclosure, and is not being marketed for sale and is either being operated, such as rental properties; is being managed through the development process, including obtaining appropriate and necessary entitlements, permits and construction; or are idle properties awaiting more favorable market conditions. Real estate held for investment is recorded at acquisition at the property’s estimated fair value, less estimated costs to sell.

After acquisition, costs incurred relating to the development and improvement of the property are capitalized, whereas costs relating to operating or holding the property are expensed. Subsequent to acquisition, management periodically compares the carrying value of real estate to expected undiscounted future cash flows for the purpose of assessing the recoverability of the recorded amounts. If the carrying value exceeds future undiscounted cash flows, the assets are reduced to estimated fair value.

Depreciation of real estate properties held for investment is provided on the straight-line method over the estimated remaining useful lives of buildings and improvements (5-39 years). Depreciation of tenant improvements is provided on the straight-line method over the lives of the related leases.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

The Company reclassifies real estate properties from held for investment to held for sale in the period in which all of the following criteria are met: 1) Management commits to a plan to sell the property; 2) The property is available for immediate sale in its present condition; 3) An active program to locate a buyer has been initiated; 4) The sale of the property is probable and the transfer of the property is expected to qualify for recognition as a completed sale, within one year; and 5) Actions required to complete the plan indicate it is unlikely that significant changes to the plan will be made or the plan will be withdrawn.

If circumstances arise that previously were considered unlikely, and, as a result, the Company decides not to sell a real estate property classified as held for sale, the property is reclassified to held for investment. The property is then measured individually at the lower of its carrying amount, adjusted for depreciation or amortization expense that would have been recognized had the property been continuously classified as held for investment or its fair value at the date of the subsequent decision not to sell.

Environmental Remediation Liability

Liabilities related to future environmental remediation costs are recorded when remediation or monitoring or both are probable and the costs can be reasonably estimated. The Company’s environmental remediation liability related to the property located in Santa Clara, California (held within 1850 De La Cruz, LLC – see Notes 4 and 12) was recorded based on a third party consultant’s estimate of the costs required to remediate and monitor the contamination.

Earnings per Share

The Company calculates basic earnings (loss) per share by dividing net income (loss) allocable to common stockholders for the period by the weighted-average shares of common stock outstanding for that period. Diluted earnings (loss) per share takes into effect any dilutive instruments, except when doing so would be anti-dilutive. At the present time, the Company has not issued any restricted stock or restricted stock units.

Income Taxes

The Company intends to elect and qualify for taxation as a REIT. As a result of the Company’s expected REIT qualification and its distribution policy, the Company does not generally expect to pay U.S. federal corporate level income taxes. Many of the REIT requirements, however, are highly technical and complex. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that the Company distribute annually at least 90% of the Company’s REIT taxable income to the Company’s stockholders. If the Company has previously qualified as a REIT and fails to qualify as a REIT in any subsequent taxable year and does not qualify for certain statutory relief provisions, the Company will be subject to U.S. federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may be precluded from qualifying as a REIT for the Company’s four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain U.S. federal, state, local and foreign taxes on the Company’s income and property and to U.S. federal income and excise taxes on the Company’s undistributed REIT taxable income.

ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has analyzed its various federal and state filing positions and believes that its income tax filing positions and deductions are well documented and supported.

As of June 30, 2013 and December 31, 2012, the Company has not recorded a reserve for any uncertain income tax positions. There has been no interest or penalties incurred to date.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table shows the allocation of the allowance for loan losses as of and for the three and six months ended June 30, 2013 by portfolio segment and by impairment methodology:

	Commercial	Residential	Land
2013				Total

Allowance for loan losses:
	Three Months Ended June 30, 2013
Beginning balance	$1,564,442	$4,263,493	$18,332,749	$24,160,684
Charge-offs	—	—	(11,856,697)	(11,856,697)
(Reversal) Provision	(347,585)	115,354	(6,467,040)	(6,699,271)
Ending Balance	$1,216,857	$4,378,847	$9,012	$5,604,716

	Six Months Ended June 30, 2013
Beginning balance	$1,606,925	$4,288,108	$18,522,864	$24,417,897
Charge-offs	—	—	(11,856,697)	(11,856,697)
(Reversal) Provision	(390,068)	90,739	(6,657,155)	(6,956,484)
Ending balance	$1,216,857	$4,378,847	$9,012	$5,604,716

	As of June 30, 2013
Ending balance: individually evaluated for impairment	$457,571	$3,644,145	$—	$4,101,716

Ending balance: collectively evaluated for impairment	$759,286	$734,702	$9,012	$1,503,000

Ending balance	$1,216,857	$4,378,847	$9,012	$5,604,716

Loans:
Ending balance	$22,065,414	$29,126,297	$6,835,502	$58,027,213

Ending balance: individually evaluated for impairment	$7,730,414	$10,306,297	$6,635,502	$24,672,213

Ending balance: collectively evaluated for impairment	$14,335,000	$18,820,000	$200,000	$33,355,000

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

The following table shows the allocation of the allowance for loan losses for the three and six months ended June 30, 2012 and as of December 31, 2012 by portfolio segment and by impairment methodology:

	Commercial	Residential	Land
2012				Total

Allowance for loan losses:

	Three Months Ended June 30, 2012
Beginning balance	$2,477,460	$3,855,281	$17,819,942	$24,152,683
(Reversal) Provision	(108,173)	—	344,996	236,823
Ending Balance	$2,369,287	$3,855,281	$18,164,938	$24,389,506

	Six Months Ended June 30, 2012
Beginning balance	$2,951,543	$3,855,281	$17,735,073	$24,541,897
(Reversal) Provision	(582,256)	—	429,865	(152,391)
Ending balance	$2,369,287	$3,855,281	$18,164,938	$24,389,506

	As of December 31, 2012
Ending balance: individually evaluated for impairment	$446,904	$3,644,129	$18,522,864	$22,613,897

Ending balance: collectively evaluated for impairment	$1,046,681	$757,319	$—	$1,804,000

Ending balance	$1,493,585	$4,401,448	$18,522,864	$24,417,897

Loans:
Ending balance	$21,884,292	$19,199,631	$29,178,339	$70,262,262

Ending balance: individually evaluated for impairment	$9,694,292	$10,379,631	$29,178,339	$49,252,262

Ending balance: collectively evaluated for impairment	$12,190,000	$8,820,000	$—	$21,010,000

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

The following tables show an aging analysis of the loan portfolio by the time past due as of June 30, 2013 and December 31, 2012:
	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due
				Total Past Due Loans	Current Loans	Total Loans
June 30, 2013

Commercial	$1,100,000	$—	$7,730,414	$8,830,414	$13,235,000	$22,065,414
Residential	—	—	10,306,297	10,306,297	18,820,000	29,126,297
Land	—	—	6,635,502	6,635,502	200,000	6,835,502
	$1,100,000	$—	$24,672,213	$25,772,213	$32,255,000	$58,027,213

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due
				Total Past Due Loans	Current Loans	Total Loans
December 31, 2012

Commercial	$—	$—	$9,694,292	$9,694,292	$12,190,000	$21,884,292
Residential	—	—	10,379,631	10,379,631	8,820,000	19,199,631
Land	—	—	29,178,339	29,178,339	—	29,178,339
	$—	$—	$49,252,262	$49,252,262	$21,010,000	$70,262,262

All of the loans that are 90 or more days past due as listed above are on non-accrual status as of June 30, 2013 and December 31, 2012.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

The following tables show information related to impaired loans as of and for the three and six months ended June 30, 2013:

	As of June 30, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial	$7,375,139	$6,651,662	$—
Residential	2,831,471	2,771,297	—
Land	6,702,557	6,635,502	—

With an allowance recorded:
Commercial	1,079,699	1,078,752	457,571
Residential	7,983,345	7,535,000	3,644,145
Land	—	—	—

Totals:
Commercial	$8,454,838	$7,730,414	$457,571
Residential	$10,814,816	$10,306,297	$3,644,145
Land	$6,702,557	$6,635,502	$—

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$7,227,776	$39,569	$7,218,337	$322,351
Residential	2,860,656	31,965	2,880,661	68,841
Land	4,976,930	82,320	4,976,930	164,641

With an allowance recorded:
Commercial	1,079,699	9,000	1,079,699	12,000
Residential	7,983,345	63,000	7,983,340	127,100
Land	9,520,585	—	17,523,006	—

Totals:
Commercial	$8,307,475	$48,569	$8,298,036	$334,351
Residential	$10,844,001	$94,965	$10,864,001	$195,941
Land	$14,497,515	$82,320	$22,499,936	$164,641

The following tables show information related to impaired loans as of December 31, 2012 and for the three and six months ended June 30, 2012:

	As of December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial	$9,176,218	$8,615,540	$—
Residential	2,890,037	2,844,631	—
Land	4,976,929	4,975,503	—

With an allowance recorded:
Commercial	1,079,699	1,078,752	446,904
Residential	7,983,329	7,535,000	3,644,129
Land	24,707,709	24,202,836	18,522,864

Totals:
Commercial	$10,255,917	$9,694,292	$446,904
Residential	$10,873,366	$10,379,631	$3,644,129
Land	$29,684,638	$29,178,339	$18,522,864

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$11,892,949	$30,325	$11,827,027	$87,333
Residential	2,889,946	36,876	2,969,478	73,752
Land	4,618,329	72,382	4,833,329	160,792

With an allowance recorded:
Commercial	1,078,858	—	1,078,855	—
Residential	7,983,281	69,300	7,983,281	133,257
Land	24,703,434	—	24,528,040	—

Total:
Commercial	$12,971,807	$30,325	$12,905,882	$87,333
Residential	$10,873,227	$106,176	$10,952,759	$207,009
Land	$29,321,763	$72,382	$29,361,369	$160,792

Interest income recognized on a cash basis for impaired loans approximates the interest income recognized as reflected in the tables above.

Troubled Debt Restructurings

The Company has allocated approximately $458,000 and $447,000 of specific reserves to borrowers whose loan terms have been modified in troubled debt restructurings as of June 30, 2013 and December 31, 2012, respectively.  The Company has not committed to lend additional amounts to any of these borrowers.

During the three and six months ended June 30, 2013, the terms of two loans were modified as troubled debt restructurings. The terms of one loan were modified to include a reduction in the monthly interest payments due with all deferred interest due at the six months extended maturity date. The term expired on July 1, 2013 and the borrower has not yet repaid the loan. The terms of another loan were modified to combine all principal, delinquent interest and advances into principal and provide for amortizing payments at a reduced interest rate over an extended maturity of 15 years. This borrower is now delinquent in making payments on this modified loan. Management believes that no specific loan loss allowance is needed on these loans given the estimated underlying collateral values. During the three and six months ended June 30, 2012, the terms of one loan were modified to reduce the monthly interest payments due under the loan with all deferred interest due at the extended maturity date of one year.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

The following tables show information related to loan modifications made by the Company during the three and six months ended June 30, 2013 and 2012:

	Modifications During the Three Months Ended June 30, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Troubled Debt Restructurings That Occurred During the Quarter
Residential	1	$272,028	$272,028

	Modifications During the Six Months Ended June 30, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Troubled Debt Restructurings That Occurred During the Six Months
Commercial	1	$1,100,000	$1,100,000
Residential	1	272,028	272,028

Troubled Debt Restructurings	Number of Contracts	Recorded Investment
That Subsequently Defaulted
Residential	1	$272,028

	Modifications During the Three and Six Months Ended June 30, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Troubled Debt Restructurings That Occurred During the Periods
Land	1	$2,690,770	$2,690,770

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE 4 – INVESTMENT IN LIMITED LIABILITY COMPANY

During 2008, the Company entered into an operating agreement (the “Operating Agreement”) of 1850 De La Cruz LLC, a California limited liability company (“1850”), with Nanook Ventures LLC (“Nanook”), an unrelated party.  The purpose of the joint venture is to acquire, own and operate certain industrial land and buildings located in Santa Clara, California that were owned by the Company. The property was subject to a Purchase and Sale Agreement dated July 24, 2007 (the “Sale Agreement”), as amended, between the Company, as seller, and Nanook, as buyer.  During the course of due diligence under the Sale Agreement, it was discovered that the property was contaminated and that remediation and monitoring may be required.  The parties agreed to enter into the Operating Agreement to restructure the arrangement as a joint venture.  At the time of closing in July 2008, the two properties were separately contributed to two new limited liability companies, Nanook Ventures One LLC and Nanook Ventures Two LLC that are wholly owned by 1850. The Company and Nanook are the Members of 1850 and NV Manager, LLC is the Manager. (See Note 12 for further discussion of the Company’s environmental remediation obligation with respect to the properties owned by 1850.)

The Company received distributions from 1850 of $80,000 during the three and six months ended June 30, 2013 and $65,000 during the three and six months ended June 30, 2012. The net income to the Company from its investment in 1850 De La Cruz was approximately $39,000 and $40,000 during the three months ended June 30, 2013 and 2012, respectively, and $80,000 and $78,000 during the six months ended June 30, 2013 and 2012, respectively.

NOTE 5 - REAL ESTATE HELD FOR SALE

Real estate properties held for sale as of June 30, 2013 and December 31, 2012 consists of properties acquired through foreclosure classified by property type as follows:

	June 30, 2013	December 31, 2012
Residential	$93,647	$42,458,402
Land	3,462,664	7,752,836
Retail	—	5,553,856
Golf course	1,961,284	—
Marina	408,000	408,000
	$5,925,595	$56,173,094

During the quarter ended June 30, 2013, the Company transferred three properties (one land, one retail and one residential) from “Held for sale” to “Held for investment” because the properties are no longer listed for sale and sales are not likely within the next year. In addition, during the quarter ended June 30, 2013, the Company transferred three properties (two land and one golf course) from “Held for investment” to “Held for sale” as the properties are now listed for sale and sales are expected within the next year.

During the quarter ended June 30, 2013, the Company sold 45 residential and 2 commercial units located in Oakland, California and held within 1401 on Jackson, LLC via a land sales contract for $11,000,000 ($1,000,000 down with interest only payments at 4.5% interest due monthly with all remaining principal and interest due in one year), resulting in a gain to the Company of approximately $207,000 and deferred gain of approximately $2,073,000.

During the quarter ended June 30, 2013, the Company sold a retail complex located in Hilo, Hawaii for $1,950,000 with a $250,000 cash down payment and a $1,700,000 carryback note due in three years with monthly payments of interest only at a starting rate of 5% per annum. The note calls for principal pay downs of $125,000 each within 30 (paid in July 2013) and 60 days of issuance of the title policy on the property. The sale resulted in a gain to the Company of approximately $36,000 and deferred gain of approximately $246,000.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

During the six months ended June 30, 2013, the Company sold four lots (one including a manufactured home) in a manufactured home subdivision development located in Ione, California for aggregate net sales proceeds of approximately $73,000 resulting in a net gain to the Company of approximately $30,000.

During the six months ended June 30, 2012, all of the improved lots and manufactured rental homes owned by Dation, LLC (“Dation”) were sold for $1,650,000 (comprised of cash of $330,000 and a note from the buyer of $1,320,000) resulting in no gain or loss to the Company. In addition, during the three months ended March 31, 2012, the Company paid its joint venture partner a portion of the partner’s accrued management fees owed of approximately $147,000 in the form of $50,000 cash and two model homes with a book value of $97,000 as part of a settlement agreement to remove the joint venture partner as a member of Dation. The $1,320,000 note receivable from the sale was assigned to the Company during the quarter. The remaining model home was sold during the quarter ended June 30, 2012 for cash of $25,000, resulting in a loss of approximately $12,000. During the quarter ended June 30, 2013, the Company sold the remaining parcel of land held within Dation, LLC for $300,000 with a $100,000 down payment and a $200,000 carryback note with interest only payments at 6% per annum due in one year. The sale resulted in a gain to the Company of approximately $13,000 and deferred gain of approximately $25,000.

During the quarter ended June 30, 2012, the Company recorded an additional impairment loss of approximately $328,000 on the golf course located in Auburn, California (DarkHorse) at the time it was transferred to “Held for sale”. This property was sold in December 2012.

1875 West Mission Blvd., LLC

1875 West Mission Blvd., LLC (“1875”) is a California limited liability company formed for the purpose of owning 22.41 acres of industrial land located in Pomona, California which was acquired by the Company and PNL Company (who were co-lenders in the subject loan) via foreclosure in August 2011. Pursuant to the Operating Agreement, the Company has a 60% membership interest in 1875 and was entitled to collect approximately $5,078,000 upon the sale of the property after PNL collects any unreimbursed LLC expenses it has paid and $1,019,000 in its default interest at the time of foreclosure. The assets, liabilities, income and expenses of 1875 have been consolidated into the accompanying consolidated balance sheets and statements of operations of the Company. The land was sold during the quarter ended June 30, 2013 for net sales proceeds of approximately $9,489,000 resulting in gain on sale of $2,174,000. As the Company received its basis in 1875 of $5,078,000 upon sale, after noncontrolling interest expense to PNL, there was no net income or loss to the Company. The noncontrolling interest of PNL totaled approximately $(4,000) and $2,001,000 as of June 30, 2013 and December 31, 2012, respectively.

There was no net income or loss to the Company from 1875 for the three and six months ended June 30, 2013 and 2012.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE 6 - REAL ESTATE HELD FOR INVESTMENT

Real estate held for investment as of June 30, 2013 and December 31, 2012 consists of properties acquired through foreclosure classified by property type as follows:

	June 30, 2013	December 31, 2012
Land	$38,605,839	$24,766,280
Residential	47,539,872	14,547,406
Retail	15,727,480	11,974,751
Office	9,666,833	9,657,815
Industrial	4,594,171	4,656,936
Storage	3,991,728	4,037,575
Marina	1,994,026	—
Golf course	—	1,959,492
	$122,119,949	$71,600,255

The balances of land and the major classes of depreciable property for real estate held for investment as of June 30, 2013 and December 31, 2012 are as follows:
	June 30, 2013	December 31, 2012
Land	$65,275,321	$37,381,547
Buildings and improvements	65,414,381	40,736,868
	130,689,702	78,118,415
Less: Accumulated depreciation	(8,569,753)	(6,518,160)
	$122,119,949	$71,600,255

The acquisition of certain real estate properties through foreclosure resulted in the following non-cash activity for the six months ended June 30, 2013 and 2012, respectively:
	June 30, 2013	June 30, 2012
Increases:
Real estate held for investment	$16,922,764	$—
Accounts payable and accrued liabilities	(660,000)	—
Note payable	(1,000,000)
Decreases:
Loans, net of allowance for loan losses	(13,949,812)	—
Interest and other receivables	(1,312,952)	—

It is the Company’s intent to sell the majority of its real estate properties held for investment, but expected sales are not probable to occur within the next year.

Depreciation expense was approximately $980,000 and $661,000 for the three months ended June 30, 2013 and 2012, respectively, and $1,350,000 and $1,355,000 for the six months ended June 30, 2013 and 2012, respectively.

During the quarter ended June 30, 2012, the Company recorded impairment losses totaling approximately $90,000 on residential lots located in West Sacramento, California and residential land located in Coolidge, Arizona based on updated appraisals obtained. The additional impairment is reflected in losses on real estate properties in the accompanying consolidated statements of income.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

2013 Foreclosure Activity

During the six months ended June 30, 2013, Brannan Island, LLC (wholly owned by the Company) foreclosed on two first mortgage loans secured by a marina with 179 boat slips located in Isleton, California with an aggregate principal balance of $1,863,000 and obtained the property via the trustee’s sale. In addition, advances made on the loans or incurred as part of the foreclosures (such as legal fees and delinquent property taxes) in the total amount of approximately $140,000 were capitalized to the basis of the property. The amount capitalized at the time of foreclosure approximated the net fair market value of the property.  The property has been classified as held for investment as a sale is not expected within one year.

During the six months ended June 30, 2013, Tahoe Stateline Venture, LLC (“TSV”) (wholly owned by the Company) foreclosed on a first mortgage loan secured by two undeveloped parcels of land located in South Lake Tahoe, California that was purchased at a discount during the same period with a principal balance of approximately $1,401,000 and obtained the property via the trustee’s sale. In addition, advances made on the loan or incurred as part of the foreclosure (including delinquent property taxes) in the total amount of approximately $335,000 were capitalized to the basis of the property. The fair market value of the land acquired was estimated to be higher than TSV’s basis in the subject loan, and, thus, a gain on foreclosure in the amount of approximately $952,000 was recorded. The property has been classified as held for investment along with several other parcels purchased by TSV during 2012 as a sale is not expected within one year. See below under “Tahoe Stateline Venture, LLC”.

During the quarter ended June 30, 2013, TSV also foreclosed on three mortgage loans secured by first, second and third deeds of trust secured by ten undeveloped parcels of land located in South Lake Tahoe, California with principal balances totaling approximately $21,263,000 (total investment of $23,381,000 including advances made on the loans) and obtained the property via the trustee’s sale. Based on a new appraisal dated June 30, 2013, it was determined that the fair value of the property was higher than the Company’s total investment in the loans (including a previously established loan loss allowance of $18,333,000), and a reversal to the provision for loan losses of approximately $6,476,000 was recorded at the time of foreclosure (for a net charge-off of $11,857,000). The property has been classified as held for investment along with several other parcels purchased and foreclosed on by TSV during 2012 and 2013 as a sale is not expected within one year. TSV foreclosed on its remaining deed of trust secured by one parcel of land located in South Lake Tahoe, California in July 2013. See below under “Tahoe Stateline Venture, LLC”.

720 University, LLC

The Company has an investment in a limited liability company, 720 University, LLC (“720 University”), which owns a commercial retail property located in Greeley, Colorado. The Company receives 65% of the profits and losses in 720 University after priority return on partner contributions is allocated at the rate of 10% per annum. The assets, liabilities, income and expenses of 720 University have been consolidated into the accompanying consolidated balance sheet and statement of operations of the Company.

The net income to the Company from 720 University was approximately $33,000 and $49,000 (including depreciation and amortization of $113,000 and $109,000) for the three months ended June 30, 2013 and 2012, respectively, and $60,000 and $88,000 (including depreciation and amortization of $220,000 and $220,000) for the six months ended June 30, 2013 and 2012, respectively. The noncontrolling interest of the joint venture partner of approximately $(14,000) and $(7,000) as of June 30, 2013 and December 31, 2012, respectively, is reported in the accompanying consolidated balance sheets. The Company’s investment in 720 University real property and improvements was approximately $11,837,000 and $11,975,000 as of June 30, 2013 and December 31, 2012, respectively.

TOTB Miami, LLC

During 2011, the Company foreclosed on a participated, first mortgage loan secured by a condominium complex located in Miami, Florida with a principal balance to the Company of approximately $26,257,000 and obtained an undivided interest in the properties with the other two lenders (which included OFG, the manager of the Company, and PRC Treasures, LLC or “PRC”). The Company and the other lenders formed a Florida limited liability company, TOTB Miami, LLC (“TOTB”), to own and operate the complex. The complex consists of three buildings and an undeveloped parcel of land. Two buildings containing 169 unsold condominium units have been renovated. These units are being leased. A third building contains 160 vacant units that have not been renovated.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

In March 2012, the Company made a priority capital contribution to TOTB in the amount of $7,200,000. TOTB then purchased PRC’s member interest in TOTB for $7,200,000. Thus, the remaining members in TOTB are now the Company and OFG.  On the same date, the Company and OFG executed an amendment to the TOTB operating agreement to set the percentage of capital held by each at 80.74% for the Company and 19.26% for OFG based on the dollar amount of capital invested in the properties/TOTB (excluding Preferred Class A Units discussed below). Income and loss allocations are now made based on these percentages after a 15% preferred return to the Company based on its $2,583,000 contribution to TOTB in 2011 (Preferred Class A Units). The change in capital as a result of the PRC buyout and the amended agreement resulted in an increase to the Company’s capital of approximately $2,760,000, in addition to the $7,200,000 paid to acquire PRC’s interest. Per the PRC redemption agreement, in the event the TOTB real estate assets are sold in the future for proceeds in excess of the Company’s and OFG’s investments in TOTB, including all capital contributions, loans, protective advances and accrued and unpaid interest under the operating agreement, PRC is to receive 25% of such excess. The assets, liabilities, income and expenses of TOTB have been consolidated into the accompanying consolidated balance sheets and statements of operations of the Company. The noncontrolling interest of OFG totaled approximately $5,987,000 and $6,055,000 as of June 30, 2013 and December 31, 2012, respectively.

The net income (loss) to the Company from TOTB was approximately $(263,000) and $68,000 (including depreciation of $598,000 and $150,000, respectively) for the three months ended June 30, 2013 and 2012, respectively, and $(90,000) and $(364,000) (including depreciation of $598,000 and $299,000) for the six months ended June 30, 2013 and 2012, respectively.

During the quarter ended June 30, 2013, the properties were moved from “Held for sale” to “Held for investment” as they are no longer being marketed and sales are not expected within the next year. The transfer resulted in the Company recording approximately $598,000 of depreciation expense during the quarter ended June 30, 2013. The Company is currently pursuing a joint venture with an unrelated entity to renovate the vacant building so that this property can be leased or sold in the future.

Tahoe Stateline Venture, LLC

The Company had made a series of loans with aggregate principal balances totaling approximately $24,203,000. These loans were originally secured by first, second and third deeds of trust on 29 parcels of land with entitlements for a 502,267 square foot resort development located in South Lake Tahoe, California known as Chateau at Lake Tahoe, or the Project. Through multiple foreclosures, 16 of the parcels within the development were acquired by lenders who held senior positions to the Company. In December 2012, the Company acquired seven of those parcels for $6,600,000, from the foreclosing lenders, that are contiguous to parcels securing the Company’s loans. The parcel purchases were made through a new wholly-owned subsidiary of the Company, Tahoe Stateline Venture, LLC (“TSV”). TSV paid approximately $5,697,000 out of cash reserves for the parcel purchases, including approximately $81,000 in closing costs and $2,316,000 held by the title company to pay delinquent property taxes on the parcels until property reassessments were completed ($1,691,000 in delinquent property taxes paid and $625,000 in excess funds remitted back to TSV in February 2013). The sellers of the parcels also provided financing for the balance of the purchase prices which total $3,300,000 at 5% interest with interest only, semi-annual payments and principal due in December 2016. While these parcels were originally part of the security for the Company’s loans, management had chosen not to advance the funds to acquire the parcels at the foreclosure sales in 2010 and 2011 due to the uncertainty surrounding the Project.

In addition to the seven parcels purchased in 2012, in February 2013, TSV acquired the senior note for $1,400,000 secured by two adjacent parcels on which they held junior loans. In March 2013, TSV acquired these two parcels via a trustee sale.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

In February 2013, the Partnership’s beneficial interest in the delinquent loans discussed above was transferred to TSV. In May 2013, TSV foreclosed on all of the remaining deeds of trust secured by ten parcels (not including one parcel where it held a third deed of trust - see below) and gained ownership of the related land.

In July 2013 (subsequent to quarter end), TSV advanced $660,000 to obtain a release of a second deed of trust that was senior to TSV’s loan on a single parcel in the second phase of the Project and then agreed to a payoff amount of $1,000,000 on a first deed of trust that secured this parcel and another parcel TSV foreclosed on in May 2013 and was thereby assumed by TSV at the time of foreclosure. The holders of this senior lien have agreed to forgo all delinquent interest in exchange for a principal reduction payment of $300,000 to reduce the note to $700,000. The note will be due in four years with interest only payments due semiannually at 5% interest. TSV then foreclosed on this parcel in late July.

After the final trustee sale in July 2013, TSV now owns a total of 20 parcels which includes all of the parcels necessary to complete the first phase of the Project and which includes eight of nine parcels fronting U.S. Highway 50 or South Lake Tahoe Blvd. Management made the decision to purchase these parcels and notes in order to protect the Company’s existing investment in the loans by securing controlling ownership of the first phase of the Project.  With this control, TSV is in the final stages of securing the building permits to construct the first phase of the project consisting of 27,868 square feet of retail space. TSV has commenced pre-construction development activities and has incurred and capitalized approximately $3,077,000 in design, engineering and other related development costs (including legal, consulting, property taxes and interest) as of June 30, 2013. A building permit for construction is expected to be issued in August 2013. TSV is in negotiations to obtain construction financing for the first phase of the Project. The Company signed a construction contract for the first phase of the Project in the amount of $15,153,566 in August 2013.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

The approximate net income (loss) from Company real estate properties held within wholly-owned limited liability companies and other properties held for investment and sale with significant operating results (including gains/losses from sales), for the six months ended June 30, 2013 and 2012 were as follows:

	June 30, 2013	June 30, 2012
Anacapa Villas, LLC (sold in 2012)	$(4,000)	$(13,000)
DarkHorse Golf Club, LLC (golf course sold in 2012)	(165,000)	(146,000)
Lone Star Golf, LLC	(59,000)	(49,000)
Baldwin Ranch Subdivision, LLC	(48,000)	(51,000)
The Last Resort and Marina, LLC	(11,000)	(14,000)
33rd Street Terrace, LLC (sold in 2012)	5,000	47,000
54th Street Condos, LLC	(34,000)	(184,000)
Wolfe Central, LLC	199,000	200,000
AMFU, LLC	7,000	3,000
Phillips Road, LLC	50,000	49,000
550 Sandy Lane, LLC (sold in 2012)	2,000	98,000
1401 on Jackson, LLC (sold in 2013)	249,000	(35,000)
Broadway & Commerce, LLC	26,000	41,000
Brannan Island, LLC (foreclosed in 2013)	(42,000)	—
Light industrial building, Paso Robles, California	95,000	97,000
Undeveloped industrial land, San Jose, California	(53,000)	(76,000)
Office condominium complex, Roseville, California	(5,000)	(28,000)
Storage facility/business, Stockton, California	151,000	136,000
Industrial building, Chico, California (sold in 2012)	—	(183,000)
Undeveloped land, Gypsum, Colorado	(135,000)	(175,000)
Retail complex, Hilo, Hawaii (sold in 2013)	(18,000)	—

Certain of the Company’s real estate properties held for sale and investment are leased to tenants under noncancellable leases with remaining terms ranging from one to thirteen years. Certain of the leases require the tenant to pay all or some operating expenses of the properties. The future minimum rental income from noncancellable operating leases due within the five years subsequent to June 30, 2013 and thereafter is as follows:

Year ending June 30:
2014	$5,502,429
2015	2,457,039
2016	2,015,373
2017	1,507,581
2018	1,214,644
Thereafter (through 2026)	3,137,604

$15,834,670

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE 7 - TRANSACTIONS WITH AFFILIATES

In consideration of the management services rendered to the Company, OFG, the manager, is entitled to receive from the Company a management fee payable monthly, subject to a maximum of 2.75% per annum of the average unpaid balance of the Company’s mortgage loans.

All of the Company’s loans are serviced by OFG, in consideration for which OFG receives a monthly fee, which, when added to all other fees paid in connection with the servicing of a particular loan, does not exceed the lesser of the customary, competitive fee paid in the community where the loan is placed for the provision of such mortgage services on that type of loan, or up to 0.25% per annum of the unpaid principal balance of the loans.

OFG, at its sole discretion may, on a monthly basis, adjust the management and servicing fees as long as they do not exceed the allowable limits calculated on an annual basis. Even though the fees for a month may exceed 1/12 of the maximum limits, at the end of the calendar year the sum of the fees collected for each of the 12 months must be equal to or less than the stated limits. Management fees amounted to approximately $452,000 and $455,000 for the three months ended June 30, 2013 and 2012, respectively, and $892,000 and $896,000 for the six months ended June 30, 2013 and 2012, respectively, and are included in the accompanying consolidated statements of operations. Servicing fees amounted to approximately $38,000 and $41,000 for the three months ended June 30, 2013 and 2012, respectively, and $81,000 and $82,000 for the six months ended June 30, 2013 and 2012, respectively, and are included in the accompanying consolidated statements of operations. As of June 30, 2013 and December 31, 2012, the Company owed management and servicing fees to OFG in the amount of approximately $286,000 and $298,000, respectively.

The maximum servicing fees were paid to OFG during the six months ended June 30, 2013 and 2012. If the maximum management fees had been paid to OFG during the six months ended June 30, 2013, the management fees would have been $896,000 (increase of $4,000), which would have decreased net income by approximately 0.05%. If the maximum management fees had been paid to OFG during the six months ended June 30, 2012, the management fees would have been $904,000 (increase of $8,000), which would have increased net loss by approximately 0.88%.

In determining the management fees to pay to OFG, OFG may consider a number of factors, including current market yields, delinquency experience, un-invested cash and real estate activities. OFG expects that the management fees it receives from the Company will vary in amount and percentage from period to period. However, due to reduced levels of mortgage investments held by the Company, during the six months ended June 30, 2013, OFG has chosen to take close to the maximum compensation that it is able to take pursuant to the Management Agreement and will likely continue to take the maximum compensation for the foreseeable future.

Pursuant to the Management Agreement, OFG receives all late payment charges from borrowers on loans owned by the Company. The amounts paid to or collected by OFG for such charges totaled approximately $1,000 and $33,000 for the three months ended June 30, 2013 and 2012, respectively, and $2,000 and $35,000 for the six months ended June 30, 2013 and 2012, respectively. In addition, the Company remits other miscellaneous fees to OFG, which are collected from loan payments, loan payoffs or advances from loan principal (i.e. funding, demand and partial release fees). No such fees were remitted to OFG during the three and six months ended June 30, 2013 and 2012.

OFG originates all loans the Company invests in and receives loan origination and extension fees from borrowers. During the three and six months ended June 30, 2013, OFG earned approximately $25,000 in loan fees on one loan originated of $1,245,000. OFG received no loan origination or extension fees during the three or six months ended June 30, 2012. However, OFG earned $24,000 in fees on an $800,000 Company loan that was extended during the six months ended June 30, 2012, which was paid to OFG upon the payoff of the subject loan in June 2013.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

OFG is reimbursed by the Company for the actual cost of goods, services and materials used for or by the Company and paid by OFG and the salary and related salary expense of OFG’s non-management and non-supervisory personnel performing services for the Company which could be performed by independent parties (subject to certain limitations in the Management Agreement). The amounts reimbursed to OFG by the Company were $210,000 and $165,000 during the three months ended June 30, 2013 and 2012, respectively, and $368,000 and $330,000 during the six months ended June 30, 2013 and 2012, respectively.

NOTE 8 - NOTES PAYABLE

The Company has a note payable with a bank through its investment in 720 University (see Note 6), which is secured by the retail development located in Greeley, Colorado. The remaining principal balance on the note was approximately $10,002,000 and $10,085,000 as of June 30, 2013 and December 31, 2012, respectively. The note required monthly interest-only payments until March 1, 2010 at a fixed rate of 5.07% per annum. Commencing April 1, 2010, the note became amortizing and monthly payments of $56,816 are now required, with the balance of unpaid principal due on March 1, 2015. Interest expense was approximately $128,000 and $130,000 for the three months ended June 30, 2013 and 2012, respectively, and $256,000 and $261,000 for the six months ended June 30, 2013 and 2012, respectively.

The Company also has three notes payable in the aggregate amount of $4,300,000 and $3,300,000 as of June 30, 2013 and December 31, 2012, respectively, related to the foreclosure or purchase of nine parcels by TSV in 2013 and 2012. The notes require semi-annual interest-only payments of 5% per annum. The Company paid approximately $83,000 in interest on two of the notes during the three and six months ended June 30, 2013. As of June 30, 2013 and December 31, 2012, there is approximately $12,000 in accrued but unpaid interest on these notes. All interest paid/accrued has been capitalized to the basis of the land now under development.

The following table shows maturities by year on these notes payable as of June 30, 2013:

Year ending June 30:
2014	$171,651
2015	9,829,960
2016	—
2017	3,300,000
2018	1,000,000
$14,301,611

NOTE 9 – STOCKHOLDERS’ EQUITY

The Company was incorporated on August 9, 2012, under the laws of the State of Maryland and was authorized to issue 1,000,000 shares of $0.01 par value common stock at the time of its incorporation. Per the Articles of Amendment and Restatement of the Company dated January 23, 2013, the authorized shares of common stock were increased to 50,000,000 shares (at $0.01 par value per share). In addition, the Company was authorized to issue 5,000,000 shares of preferred stock at $0.01 par value per share. The Company was created to effect the Merger. The Merger was approved by a requisite vote of OMIF limited partners on April 16, 2013 and was completed on May 20, 2013.

Per resolutions of the Board of Directors of the Company on August 9, 2012, the Board of Directors authorized the issuance of 1,000 shares of $0.01 par value common stock to William C. Owens in exchange for cash consideration of $1.00 per share (for total consideration of $1,000). Upon effectiveness of the Merger, the outstanding 1,000 shares of common stock of the Company held by William C. Owens were cancelled in exchange for $1,000, and every 25 limited partner units of OMIF were converted into one share of common stock of the Company. Additionally, the units representing the general partner interests of OFG were treated as follows: i) the 1,496,000 units representing the interest that was an expense of OMIF were cancelled, and ii) the 1,378,256 units representing the interest relating to cash contributions made by OFG to the capital of OMIF were converted into shares of common stock of the Company in the same manner limited partnership units were converted into shares of common stock. No fractional shares were issued in the Merger; instead, cash adjustments were paid in respect of shares otherwise issuable.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE 10 – RESTRICTED CASH

Contingency Reserves

In accordance with the charter, the Company is required to maintain cash, cash equivalents and marketable securities as contingency reserves in an aggregate amount of 1-1/2% of Capital as defined in the agreement. Although the manager believes the contingency reserves are adequate, it could become necessary for the Company to sell or otherwise liquidate certain of its investments or other assets to cover such contingencies on terms which might not be favorable to the Company, which could lead to unanticipated losses upon sale of such assets.

The contingency reserves required per the charter as of June 30, 2013 and December 31, 2012 were approximately $3,981,000 and $3,948,000 and are reported as restricted cash in the accompanying consolidated balance sheets. Cash and cash equivalents as of the same dates were accordingly maintained as reserves.

Escrow Deposits

As part of the parcel purchases by TSV in December 2012, the Company deposited approximately $2,316,000 into an escrow account to pay delinquent property taxes on the parcels purchased once property reassessments were completed. The reassessments were completed in February 2013 and approximately $1,691,000 in delinquent taxes was paid out of the escrow account.  The remaining escrow funds of approximately $625,000 were remitted back to TSV during the six months ended June 30, 2013.

NOTE 11 – FAIR VALUE

The Company accounts for its financial and nonfinancial assets and liabilities pursuant to ASC 820 – Fair Value Measurements and Disclosures.  ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.

Fair value is defined in ASC 820 as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1       Quoted prices in active markets for identical assets or liabilities

Level 2       Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in active markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

Level 3       Unobservable inputs that are supported by little or no market activity, such as the
Company’s own data or assumptions.

Level 3 inputs include unobservable inputs that are used when there is little, if any, market activity for the asset or liability measured at fair value. In certain cases, the inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, the level in which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement. Our assessment of the significance of a particular input requires judgment and considers factors specific to the asset or liability being measured.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

Management monitors the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another.  In such instances, the transfer is reported at the beginning of the reporting period.

Management evaluates the significance of transfers between levels based upon the nature of the financial instrument and size of the transfer relative to total assets, total liabilities or total earnings.

The following is a description of the Company’s valuation methodologies used to measure and disclose the fair values of its financial and nonfinancial assets and liabilities on a recurring and nonrecurring basis.

Impaired Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established.  A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement or when monthly payments are delinquent greater than ninety days. Once a loan is identified as impaired, management measures impairment in accordance with ASC 310-10-35.  The fair value of impaired loans is estimated by either an observable market price (if available) or the fair value of the underlying collateral, if collateral dependent.  The fair value of the loan’s collateral is determined by third party appraisals (by licensed appraisers), broker price opinions, comparable properties or other indications of value. Those impaired loans not requiring an allowance represent loans for which the fair value of the collateral exceed the recorded investments in such loans. At June 30, 2013 and December 31, 2012, the majority of the total impaired loans were evaluated based on the fair value of the collateral by obtaining third party appraisals that valued the collateral primarily by utilizing an income or market approach or some combination of the two.  In accordance with ASC 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser using observable market data, the Company records the impaired loan as nonrecurring Level 2.  When an appraised value is not available, management determines the fair value of the collateral is further impaired below the appraised value or there is no observable market data included in a current appraisal, the Company records the impaired loan as nonrecurring Level 3. Unobservable market data included in appraisals often includes adjustments to comparable property sales for such items as location, size and quality to estimate fair values using a sales comparison approach.  Unobservable market data also includes cash flow assumptions and capitalization rates used to estimate fair values under an income approach.

Real Estate Held for Sale and Investment

Real estate held for sale and investment includes properties acquired through foreclosure of the related loans. When property is acquired, any excess of the Company’s recorded investment in the loan and accrued interest income over the estimated fair market value of the property, net of estimated selling costs, is charged against the allowance for credit losses. Subsequently, real estate properties are carried at the lower of carrying value or fair value less costs to sell. The Company periodically compares the carrying value of real estate held for investment to expected future cash flows as determined by internally or third party generated valuations (including third party appraisals that primarily utilize an income or market approach or some combination of the two) for the purpose of assessing the recoverability of the recorded amounts. If the carrying value exceeds future undiscounted cash flows, the assets are reduced to fair value. As fair value is generally based upon the future undiscounted cash flows, the Company records the impairment on real estate properties as nonrecurring Level 3.  Unobservable market data included in appraisals often includes adjustments to comparable property sales for such items as location, size and quality to estimate fair values using a sales comparison approach.  Unobservable market data also includes cash flow assumptions and capitalization rates used to estimate fair values under an income approach.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

The following tables present information about the Company’s assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2013 and December 31, 2012:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2013
Nonrecurring:
Impaired loans:
Commercial	$ 622,128	—	—	$ 622,128
Residential	4,339,200	—	—	4,339,200
Land
Total	$ 4,961,328	—	—	$ 4,961,328

Real estate properties:
Land	$ 15,307,609	—	—	$ 15,307,609
Marina	408,000	—	—	408,000
Total	$ 15,715,609	—	—	$ 15,715,609

December 31, 2012
Nonrecurring:
Impaired loans:
Commercial	$ 632,795	—	—	$ 632,795
Residential	4,339,200	—	—	4,339,200
Land	6,184,845	—	—	6,184,845
Total	$ 11,156,840	—	—	$ 11,156,840

Real estate properties:
Land	$ 15,365,233	—	—	$ 15,365,233
Residential	8,517,932			8,517,932
Retail	1,662,889	—	—	1,662,889
Marina	408,000			408,000
Total	$ 25,954,054	—	—	$ 25,954,054

The provision for loan losses based on the fair value of loan collateral less estimated selling costs for the impaired loans above totaled approximately $9,000 and $240,000 during the three months ended June 30, 2013 and 2012, respectively, and $11,000 and $323,000 during the six months ended June 30, 2013 and 2012, respectively. Impairment losses were recorded on real estate properties in the amounts of approximately $0 and $418,000 during the three and six months ended June 30, 2013 and 2012, respectively.

During the six months ended June 30, 2013 and 2012, there were no transfers in or out of Levels 1 and 2.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2013:

Description	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)

Impaired Loans:

Commercial	$622,128	Appraisal	Estimate of Future Improvements	13.9%
			Discount Rate	9.5%
Residential	$4,339,200	Appraisal	Capitalization Rate	6%

Real Estate Properties:

Marina	$408,000	Appraisal	Comparable Sales Adjustment Range	0% to 1.45%
			Capitalization Rate	8.2%
			Estimate of Future Improvements	17.8%
Land	$15,307,609	Appraisal	Comparable Sales Adjustment Range	-70.3% to 62.7% (-23.7% to 24.8%)
			Discount Rate	25.0%
			Estimate of Future Improvements	26.6%

Where only one percentage is presented in the above table there was only one unobservable input of that type for one loan or property. Adjustments to comparable sales included items such as market conditions, location, size, condition, access/frontage and intended use.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

The approximate carrying amounts and estimated fair values of financial instruments at June 30, 2013 and December 31, 2012 are as follows:

		Fair Value Measurements at June 30, 2013
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$22,904,000	$22,904,000	$—	$—	$22,904,000
Restricted cash	3,981,000	3,981,000	—	—	3,981,000
Loans	52,422,000	—	—	52,422,000	52,422,000
Investment in limited liability company	2,141,000	—	—	2,141,000	2,141,000
Interest and other receivables	1,642,000	—	340,000	1,302,000	1,642,000

Financial liabilities
Due to Manager	$286,000	$—	$286,000	$—	$286,000
Accrued interest payable	55,000	—	55,000	—	55,000
Notes payable	14,302,000	—	—	14,362,000	14,362,000

		Fair Value Measurements at December 31, 2012
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$21,132,000	$21,132,000	$—	$—	$21,132,000
Restricted cash	6,264,000	6,264,000	—	—	6,264,000
Loans	45,844,000	—	—	45,844,000	45,844,000
Investment in limited liability company	2,142,000	—	—	2,142,000	2,142,000
Interest and other receivables	3,485,000	—	1,890,000	1,595,000	3,485,000

Financial liabilities
Due to Manager	$298,000	$—	$298,000	$—	$298,000
Accrued interest payable	56,000	—	56,000	—	56,000
Notes payable	13,385,000	—	—	13,461,000	13,461,000

The carrying value of cash and cash equivalents and restricted cash approximates the fair value because of the relatively short maturity of these instruments and are classified as Level 1.  The carrying value of loans (net of allowance for loan losses), other than those analyzed under ASC 310-10-35 and ASC 820 above, approximates the fair value. The fair value is estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made by the Company resulting in a Level 3 classification. The applicable amount of accrued interest receivable and advances related thereto has also been considered in evaluating the fair value versus the carrying value of loans. The fair value of the Company’s investment in limited liability company is estimated based on an appraisal obtained, approximates the carrying value and is classified as Level 3. The fair values of the Company’s notes payable are estimated based upon comparable market indicators of current pricing for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities resulting in a Level 3 classification. The carrying values of interest and other receivables, due to manager and accrued interest payable are estimated to approximate fair values due to the short term nature of these instruments and are classified as Level 2 (except for advances related to loans which are classified as Level 3).

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Environmental Remediation Obligations

The Company has an obligation to pay all required costs to remediate and monitor contamination of the real properties owned by 1850. As part of the Operating Agreement executed by the Company and its joint venture partner in 1850, Nanook, the Company has indemnified Nanook against all obligations related to the expected costs to monitor and remediate the contamination. In 2008, the Company had accrued an amount that a third party consultant had estimated will need to be paid to monitor and remediate the site. The majority of clean-up activities were completed during 2012 as part of the tenant’s construction of a new building on the site. Thus, approximately $460,000 was paid by the Company from the previously established liability, and an additional $100,000 was accrued during the year ended December 31, 2012 as a result of an updated estimate of future costs to be incurred. If additional amounts are required, it will be an obligation of the Company. As of June 30, 2013 and December 31, 2012, approximately $64,000 and $70,000 of this obligation remains accrued on the Company’s books. All costs for this remediation will be paid from cash reserves.

During the course of due diligence performed by a potential buyer of TOTB in the year ended December 31, 2012, a low level of arsenic was found in the ground water of a monitoring well located on the property owned by TOTB. While the level of arsenic exceeds the minimum level acceptable for drinking water standards, the water under this property is subject to tidal influence and is not used for domestic consumption.  The Company and OFG have retained an environmental consultant to perform additional testing and analysis with the goal of petitioning the appropriate governmental agency to issue a no further action letter for this property due to the low level of contamination and the low quality of the ground water under the property.  At this time, the costs of any potential remediation and/or monitoring are unknown and cannot be estimated. As of June 30, 2013, approximately $40,000 has been accrued and/or paid as an estimate of the environmental consultant’s costs to perform testing and analysis.

Contractual Obligations

The Company has entered into various contracts for the preliminary design, engineering and permit approval process for the land owned by TSV. The aggregate amount of these contracts as of the date of this filing is approximately $16,871,000 of which approximately $1,135,000 has been incurred to June 30, 2013. All costs for this project will be paid from cash reserves and/or construction financing to be obtained in the future.

Legal Proceedings

The Company is involved in various legal actions arising in the normal course of business.  In the opinion of management, such matters will not have a material effect upon the financial position of the Company.

NOTE 13 – SUBSEQUENT EVENTS

In July 2013, one non-delinquent loan in the amount of $9,000,000 was fully repaid by the borrower. In addition, in July 2013 the Company originated a new senior loan in the amount of $9,625,000. The new loan was a rewrite of an existing delinquent second deed of trust in the amount of approximately $2,630,000 and provided funds to repay the existing first deed of trust.

In July 2013, the Board of Directors authorized a dividend of $0.016 per share of common stock that is payable on August 14, 2013 to stockholders of record at the close of business on August 6, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The following discussion provides information to assist you in understanding our financial condition and results of operations.  This discussion and analysis contains forward-looking statements. These forward-looking statements include information about possible or assumed future results of the Company’s business, financial condition, liquidity, results of operations, plans and objectives. When the Company uses the words “may,” “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “project” or similar expressions, it intends to identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties, as more particularly set forth in our filings with the Securities and Exchange Commission, including those described in the “Forward Looking Statements” and “Risk Factors” sections of Owens Mortgage Investment Fund’s (“OMIF”) Annual Report on Form 10-K for the year ended December 31, 2012, that could cause actual results to differ materially from those projected in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, the Company is not obligated to, and does not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview and Background

We are a specialty finance company that focuses on the origination, investment and management of commercial real estate mortgage loans primarily in the Western U.S.  We provide customized, short-term capital to small and middle-market investors and developers who require speed and flexibility. We are organized and conduct our operations to qualify as a real estate investment trust, or REIT, for U.S. federal income tax purposes. We are externally managed and advised by Owens Financial Group, Inc. (“OFG”), a specialized commercial real estate management company that has originated, serviced and managed alternative commercial real estate investments since 1951.

The Company is a Maryland corporation formed for the sole purpose of converting OMIF into a publicly traded REIT. On May 20, 2013, OMIF merged with and into the Company with the Company as the surviving corporation, succeeding to and continuing the operations of OMIF. The Company now, by virtue of the Merger, directly or indirectly owns all of the assets and business formerly owned by OMIF and is a deemed successor issuer to OMIF pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended. For accounting purposes, the merger of OMIF with and into the Company has been treated as a transfer of assets and exchange of shares between entities under common control. The accounting basis used to initially record the assets and liabilities in the Company is the carryover basis of OMIF. OMIF was a California Limited Partnership registered with the Securities and Exchange Commission (“SEC”) that was formed in 1983 for the purposes of funding and servicing short-term commercial real estate loans. OMIF grew to approximately $275 million in capital and approximately 2,400 limited partners in 2001.  From 1989 through 2007, OMIF delivered investors an annualized average book income yield of approximately 8.5%1. This yield based on actual income distributions to investors over the same time period was approximately 8.4%ii.

Beginning in 2009, OMIF experienced liquidity issues as its borrowers were unable to access credit sources to pay off its loans.  OMIF eventually foreclosed on a substantial portion of its loan portfolio, repositioning many of the properties for investment or eventual sale.  OMIF also experienced a significant increase in capital withdrawal requests that it was unable to honor due to insufficient cash, net of reserves, and restrictions under the terms of its bank line of credit. In addition, OMIF was restricted by provisions within the partnership agreement from making additional investments in mortgage loans while qualified redemption requests remained pending and unpaid. In addition to increasing investor liquidity through public listing of its stock, the Company was created to provide the opportunity for resuming mortgage lending activities, with the goal of increasing income to stockholders. On July 1, 2013 the Company was listed on the NYSE MKT exchange.

__________________________________
 i Based on annual book net income divided by year end book capital and averaged over applicable period.
ii Based on annual income distributions to investors divided by year end book capital and averaged over applicable period.

Our primary source of revenue is interest income earned on our mortgage investment portfolio. We also generate revenues from our operating real estate assets. The Company has resumed originating commercial mortgage loans and during the three month period ended June 30, 2013, the Company originated $13.145 million of commercial real estate loans (including $11.9 million in carryback financing from the sales of real estate properties). The Company also originated an additional $9.625 million in mortgage loans in July 2013 (subsequent to quarter end). While we believe the Company is well positioned to capitalize on lending opportunities as the economy continues to recover, there can be no assurances that the Company will be able to identify and make loans to suitable commercial real estate borrowers.

The Company’s operating results are affected primarily by:

•	the level of foreclosures and related loan and real estate losses experienced;
•	the income or losses from foreclosed properties prior to the time of disposal;
•	the amount of cash available to invest in mortgage loans;
•	the amount of borrowing to finance mortgage loan investments and the Company’s cost of funds on such borrowing;
•	the level of real estate lending activity in the markets serviced;
•	the ability to identify and lend to suitable borrowers;
•	the interest rates the Company is able to charge on loans; and
•	the level of delinquencies on mortgage loans.

Over the past six years, the Company has experienced increased delinquent loans and foreclosures which have created substantial losses for the Company. In addition, the Company now owns significantly more real estate than in the past, which has reduced cash flow and net income. As of June 30, 2013, approximately 46% of Company loans are impaired and/or past maturity. The Company now owns approximately $128 million of real estate held for sale or investment, which is approximately 60% of total assets. During the three month period ended June 30, 2013, the Company sold four of its real estate properties for proceeds (net of carryback financing and distributions to noncontrolling interests) totaling $6.5 million and recognized gains totaling $2.4 million. The Company will continue to attempt to sell many of the remaining properties but may need to sell them for losses or wait until market values recover. In addition, under the REIT tax rules, the Company may be subject to a “prohibited transaction” penalty tax on tax gains from the sale of its properties in certain circumstances. In order to fit within a REIT “safe harbor” and avoid prohibited transaction tax, the Company expects to wait to sell any property that would result in tax gain until it has held such property for at least two years after the conversion and to limit the number of properties it sells each year.

The degree to which real estate values improve in 2013 in the markets in which our real estate collateral is located will impact the performance of our asset base and the related level of loan loss reserve.

Although currently the manager believes that only two of the Company's delinquent loans will result in loss to the Company (and has caused the Company to record specific allowances for loan losses on such loans), real estate values could decrease further. The Company continues to perform frequent evaluations of such collateral values using internal and external sources, including the use of updated independent appraisals.  As a result of these evaluations, the allowance for loan losses and the Company’s investments in real estate could change in the near term, and such changes could be material.

Our website can be found at www.owensmortgage.com. We make available through the website, access to our annual and quarterly financial statements, current reports on Form 8-K, and amendments to those reports, as well as proxy statements and other periodic reports and filings submitted to the SEC. We also make available, access to our Company presentations, fact sheets, press releases and corporate governance information. In addition, our website includes information about the management team and directors including biographies for our independent directors: Dennis G. Schmal, M. Lyman Bates, Jr. and James M. Kessler.

Our Investor Relations Department can be contacted at 2221 Olympic Blvd., Walnut Creek, CA 94595, Attn: Investor Relations, or at (925) 935-3840.

Business Strategy

Our primary business objective is to provide our stockholders with attractive risk-adjusted returns by producing consistent and predictable dividends while maintaining a strong balance sheet. We believe we have positioned the Company for future growth and seek to increase distributions to stockholders and funds from operations, or FFO, through active portfolio management and execution of our business plan which is outlined below:

•	Capitalize on market lending opportunity by leveraging existing origination network to expand our commercial real estate loan portfolio.
•	Enhance and reposition our commercial real estate assets through the investment of capital and strategic management.
•	Increase liquidity available for lending activities by focusing on opportunities to remove real estate assets from our balance sheet.
•	Manage leverage to marginally expand sources of liquidity while maintaining a conservative balance sheet.

Current Market Conditions, Risks and Recent Trends

During the first half of 2013 the global stock, credit and real estate markets continued to slowly recover from the economic downturn which began in 2007, and we expect this trend to continue through 2013. However, despite these improvements, the overall market recovery remains uncertain. Should the economy regress, the commercial real estate sector may experience additional losses and operating challenges.

Critical Accounting Policies

Please refer to the section of OMIF’s Annual Report on Form 10-K for the year ended December 31, 2012 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Critical Accounting Policies” for a discussion of our critical accounting policies. During the six months ended June 30, 2013, there were no material changes to these policies.

In preparing the consolidated financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet dates and revenues and expenses for the reporting periods. Such estimates relate principally to the determination of (1) the allowance for loan losses including the accrued interest and advances that are estimated to be unrecoverable based on estimates of amounts to be collected plus estimates of the value of the property as collateral; (2) the valuation of real estate held for sale and investment; and (3) the estimate of environmental remediation liabilities. While we believe that these accounting policies and estimates are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates and forecasts.

Results of Operations

Net income attributable to common stockholders of the Company increased approximately $7,465,000 and $8,733,000 during the three and six months ended June 30, 2013 as compared to the same periods in 2012. These increases were primarily a result of the following:

•	The sale of four real estate properties during the quarter ended June 30, 2013 resulting in recognized gains of approximately $2,430,000 during the quarter; and

•
The reversal of the provision for loan losses in the amount of approximately $6,476,000 related to three delinquent loans securing the same property (the Chateau at Lake Tahoe project) that were foreclosed on by TSV during the quarter based on a new appraisal obtained as of June 30, 2013, which reflected a significant increase in value from the previous appraisal dated June 30, 2012.  The increase in value was primarily attributable to the following: 1) the ability to resume project construction due to the Company acquiring all of the parcels in the first phase of the project from owners and senior lenders, 2) the inclusion of new comparable sales that took place in the past year that were not considered in the previous appraisal that indicated an increase in value from the prior year, and 3) more value being given to project-to-date construction costs than was considered in the previous appraisal due to the Company’s assemblage of all the parcels and its ability to resume construction.

The gain from sales of real estate properties was partially offset by net income attributable to noncontrolling interests of approximately $2,174,000 during the quarter ended June 30, 2013, as the gain on sale of the property held within 1875 was all attributable to the noncontrolling interest (PNL).

Summary of Financial Results
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Total revenues	$3,560,035	$3,937,369	$8,164,833	$7,909,180
Total expenses	(2,526,996)	5,027,572	704,447	9,017,783
Operating income (loss)	6,087,031	(1,090,203)	7,460,386	(1,108,603)
Gain (loss) on sale of real estate	2,429,872	(11,617)	2,460,209	793,312
Net income (loss)	8,516,903	(1,101,820)	9,920,595	(315,291)
Less: Net loss (income) attributable to noncontrolling interests	(2,085,886)	67,579	(2,059,646)	(556,437)
Net income (loss) attributable to common stockholders	$6,431,017	$(1,034,241)	$7,860,949	$(871,728)
Net income (loss) per common share (basic and diluted)	$0.57	$(0.09)	$0.70	$(0.08)
Weighted average number of common shares outstanding	11,198,119	11,198,119	11,198,119	11,198,119
Dividends declared per share of common stock	0.15	0.01	0.15	0.03

Three and Six Months Ended June 30, 2013 Compared to Three and Six Months Ended June 30, 2012

Total Revenues

Interest income on loans increased $188,000 (35.1% increase) and $461,000 (40.1% increase) during the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012, primarily due to an increase in past due interest collected on delinquent loans and an increase in performing loans during the quarter ended June 30, 2013. As of December 31, 2012 and March 31, 2013, performing loans totaled approximately $21,010,000, whereas performing loans as of June 30, 2013 grew to approximately $33,355,000.

Rental and other income from real estate properties decreased $563,000 (16.8% decrease) and $1,157,000 (17.3% decrease) during the three and six months ended June 30, 2013, as compared to the same periods in 2012, primarily due to the sale of five operating properties during the last six months of 2012 and two operating properties during the three months ended June 30, 2013.

Total Expenses

Management fees amounted to approximately $452,000 and $455,000 for the three months ended June 30, 2013 and 2012, respectively, and $892,000 and $896,000 for the six months ended June 30, 2013 and 2012, respectively. Servicing fees amounted to approximately $38,000 and $41,000 for the three months ended June 30, 2013 and 2012, respectively, and $81,000 and $82,000 for the six months ended June 30, 2013 and 2012, respectively.

The maximum servicing fees were paid to the manager during the six months ended June 30, 2013 and 2012. If the maximum management fees had been paid to the manager during the six months ended June 30, 2013, the management fees would have been $896,000 (increase of $4,000), which would have decreased net income by approximately 0.05%. If the maximum management fees had been paid to the manager during the six months ended June 30, 2012, the management fees would have been $904,000 (increase of $8,000), which would have increased net loss by approximately 0.88%.

The maximum management fee permitted under the Management Agreement is 2.75% per year of the average unpaid balance of mortgage loans. For the years 2010, 2011 and 2012 and the six months ended June 30, 2013 (annualized), the management fees were 1.00%, 2.19%, 2.67% and 2.74% of the average unpaid balance of mortgage loans, respectively. Although management fees as a percentage of mortgage loans have increased substantially between 2010 and 2013, the total dollar amount of management fees paid to the manager has decreased because the weighted balance of the loan portfolio has decreased by approximately 63% between 2010 and 2013.

In determining the management fees, the manager may consider a number of factors, including current market yields, delinquency experience, un-invested cash and real estate activities. The manager expects that the management fees it receives from the Company will vary in amount and percentage from period to period. However, due to reduced levels of mortgage investments held by the Company, during the six months ended June 30, 2013, the manager chose to take close to the maximum compensation that it is able to take pursuant to the charter and will likely continue to take the maximum compensation for the foreseeable future.

General and administrative expense increased $130,000 (44.2% increase) during the three months ended June 30, 2103 as compared to the same periods in 2012 and decreased $80,000 (10.3% decrease) during the six months ended June 30, 2013, as compared to the same period in 2012. The increase during the three months ended June 30, 2013 was due primarily to new expenses incurred as a result of the Merger including travel, marketing, dues, directors and transfer agent fees, and insurance, among others. The decrease during the six months ended June 30, 2013 was primarily due to increased legal and other costs incurred in the first quarter of 2012 related to certain regulatory matters and related documents and proposed filings for the Company and the cost of retaining a firm to appraise the majority of the Company’s loans and real estate assets as of December 31, 2011.

Rental and other expenses on real estate properties decreased $505,000 (19.2% decrease) and $828,000 (16.1% decrease) during the three and six months ended June 30, 2013, as compared to the same periods in 2012, primarily due to the sales of five operating properties during the last six months of 2012 and two operating properties during the three months ended June 30, 2013.

Depreciation and amortization expense increased $283,000 (39.3% increase) during the three months ended June 30, 2013 as compared to the same period in 2012, and decreased $72,000 (4.9% decrease) during the six months ended June 30, 2013, as compared to the same period in 2012. The increase during the three months ended June 30, 2013 was primarily due to the recording of approximately $598,000 of depreciation on the property held within TOTB Miami, LLC in June 2013 when the property was transferred from “Held for sale” to “Held for investment”. The decrease during the six months ended June 30, 2013 was primarily due to the sales of seven operating properties during the last half of 2012 and the first half of 2013, net of additional depreciation recorded on the TOTB property during the period.

Environmental remediation expense decreased $100,000 (100% increase) during the three and six months ended June 30, 2013, as compared to the same periods in 2012, due to an additional accrual recorded by the Company in 2012 as a result of an updated estimate of future costs to be incurred to remediate and monitor the contamination of the real properties owned by 1850 De La Cruz, LLC.

The reversal of the provision for loan losses of $(6,699,000) and $(6,957,000) during the three and six months ended June 30, 2013 was the result of an analysis performed on the loan portfolio. The general loan loss allowance decreased $232,000 and $301,000 during the three and six month periods in 2013 due primarily to a decrease in the historical loss rate utilized. The loss rate applied to non-delinquent loans was lowered as a supplemental loss factor utilized over the past five years for the concentration of loans was no longer applicable given the Company’s current loan portfolio and favorable economic and market conditions. The specific loan loss allowance decreased $6,467,000 and $6,655,000 during the three and six month periods ended June 30, 2013, as reserves were adjusted on five impaired loans, the largest of which was adjusted due to a new appraisal obtained near the time of foreclosure. The Company recorded a provision for loan losses of $237,000 during the three months ended June 30, 2012 and a reversal of the provision of $(152,000) during the six months ended June 30, 2012.

The impairment losses on real estate properties of $418,000 during the three and six months ended June 30, 2012 were the result of updated appraisals or other valuation information obtained on certain Company real estate properties in 2012.

Gain (Loss) on Sales of Real Estate

Gain (loss) on sales of real estate increased $2,441,000 and $1,667,000 during the three and six months ended June 30, 2013, as compared to the same periods in 2012, primarily due to the sales of four properties during the three months ended June 30, 2013. During the three and six months ended June 30, 2012, the Company sold the remaining model home owned by Dation, LLC for a loss of $12,000 and recognized $805,000 in deferred gain related to the sale of the Bayview Gardens property in 2006 as the carryback note was repaid in full by the buyer/borrower during 2012.

Financial Condition

June 30, 2013 and December 31, 2012

Loan Portfolio

The number of Company mortgage investments decreased from 24 to 21, and the average loan balance decreased from $2,928,000 to $2,763,000, between December 31, 2012 and June 30, 2013.

As of June 30, 2013 and December 31, 2012, the Company had ten and sixteen loans, respectively, that were impaired totaling approximately $24,672,000 (43%) and $49,252,000 (70%), respectively.  This included seven and thirteen past maturity loans totaling $21,305,000 (37%) and $46,057,000 (66%), respectively. In addition, two and one loan(s) totaling approximately $1,790,000 (3%) and $690,000 (1%), respectively, were past maturity but current in monthly payments as of June 30, 2013 and December 31, 2012, respectively (combined total of impaired and past maturity loans of $26,462,000 (46%) and $49,942,000 (71%), respectively). Of the impaired and past maturity loans, approximately $5,682,000 (10%) and $28,225,000 (40%), respectively, were in the process of foreclosure and $2,630,000 (5%) and $4,493,000 (5%), respectively, involved borrowers who were in bankruptcy as of June 30, 2013 and December 31, 2012.

As of June 30, 2013 and December 31, 2012, approximately $57,755,000 (99.5%) and $70,161,000 (99.9%) of Company loans are interest-only and require the borrower to make a “balloon payment” on the principal amount upon maturity of the loan. To the extent that a borrower has an obligation to pay mortgage loan principal in a large lump sum payment, its ability to satisfy this obligation may be dependent upon its ability to sell the property, obtain suitable refinancing or otherwise raise a substantial cash amount. As a result, these loans involve a higher risk of default than fully amortizing loans. Borrowers occasionally are not able to pay the full amount due at the maturity date.  The Company may allow these borrowers to continue making the regularly scheduled monthly interest payments for certain periods of time to assist the borrower in meeting the balloon payment obligation without formally filing a notice of default.  These loans for which the principal is due and payable, but the borrower has failed to make such payment of principal, are referred to as “past maturity loans”. As of June 30, 2013 and December 31, 2012, the Company had nine and fourteen past maturity loans totaling approximately $23,095,000 and $46,747,000, respectively.

The Company foreclosed on six loans during the six months ended June 30, 2013 with aggregate principal balances totaling approximately $24,569,000 and obtained the properties via the trustee’s sales.

During the six months ended June 30, 2012, the Company foreclosed on no loans.

As of June 30, 2013 and December 31, 2012, the Company held the following types of loans:

	June 30,	December 31,
	2013	2012
By Property Type:
Commercial	$22,065,414	$21,884,292
Residential	29,126,297	19,199,631
Land	6,835,502	29,178,339
	$58,027,213	$70,262,262

By Position:
Senior Loans	$50,317,498	$53,544,038
Junior Loans	7,709,715	16,718,224
	$58,027,213	$70,262,262

The types of property securing the Company’s commercial real estate loans are as follows as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Commercial Real Estate Loans:
Retail	$11,990,000	$10,290,000
Assisted care	4,021,946	4,021,946
Office	3,708,468	3,708,468
Industrial	1,245,000	900,878
Marina	—	1,863,000
Golf course	1,100,000	1,100,000
	$22,065,414	$21,884,292

Scheduled maturities of loans secured by trust deeds as of June 30, 2013 and the interest rate sensitivity of such loans are as follows:

	Fixed	Variable
	Interest	Interest
	Rate	Rate	Total
Year ending June 30:
2013 (past maturity)	$23,095,429	$—	$23,095,429
2014	13,894,755	9,000,000	22,894,755
2015	—	7,500,000	7,500,000
2016	—	1,700,000	1,700,000
2017	1,245,000	—	1,245,000
Thereafter (through Mar. 2028)	272,029	1,320,000	1,592,029
	$38,507,213	$19,520,000	$58,027,213

Variable rate loans may use as indices the one-year, five-year and 10-year Treasury Constant Maturity Index (0.15%, 1.41% and 2.52%, respectively, as of June 30, 2013), the prime rate (3.25% as of June 30, 2013) or the weighted average cost of funds index for Eleventh District savings institutions (0.95% as of June 30, 2013) or include terms whereby the interest rate is adjusted at a specific later date. Premiums over these indices have varied from 2.0% to 6.5% depending upon market conditions at the time the loan is made.

The following is a schedule by geographic location of loans secured by trust deeds as of June 30, 2013 and December 31, 2012:

	June 30, 2013	Portfolio	December 31, 2012	Portfolio
	Balance	Percentage	Balance	Percentage
Arizona	$7,535,000	12.99%	$7,535,000	10.72%
California	38,734,996	66.75%	52,774,682	75.12%
Hawaii	1,700,000	2.93%	—	—%
Louisiana	1,520,000	2.62%	1,320,000	1.88%
Pennsylvania	4,021,946	6.93%	4,021,946	5.72%
Utah	2,499,268	4.31%	2,594,631	3.69%
Washington	2,016,003	3.47%	2,016,003	2.87%
	$58,027,213	100.00%	$70,262,262	100.00%

As of June 30, 2013 and December 31, 2012, the Company’s loans secured by deeds of trust on real property collateral located in Northern California totaled approximately 54% ($31,235,000) and 64% ($45,275,000), respectively, of the loan portfolio. The Northern California region (which includes Monterey, Fresno, Kings, Tulare and Inyo counties and all counties north) is a large geographic area which has a diversified economic base. The ability of borrowers to repay loans is influenced by the economic strength of the region and the impact of prevailing market conditions on the value of real estate. In addition, as of June 30, 2013 approximately 80% of the Company’s mortgage loans were secured by real estate located in the states of California and Arizona, which, up until recently, have experienced dramatic reductions in real estate values over the past six years.

The Company’s investment in loans decreased by $12,235,000 (17%) during the six months ended June 30, 2013 as a result of loan payoffs and foreclosures, net of carryback financing provided on sales of real estate and investment in new loans.

In July 2013 (subsequent to quarter end), one non-delinquent loan in the amount of $9,000,000 was fully repaid by the borrower. In addition, in July 2013 the Company originated a new loan in the amount of $9,625,000. The new loan was a rewrite of an existing delinquent second deed of trust in the amount of approximately $2,630,000 and provided funds to repay the existing first deed of trust.

The allowance for loan losses decreased by $18,813,000 and $152,000 (reversal of provision and charge-offs) during the six months ended June 30, 2013 and 2012, respectively.  The manager believes that the allowance is sufficient given the estimated underlying collateral values of impaired loans. There is no precise method used by the manager to predict delinquency rates or losses on specific loans.  The manager has considered the number and amount of delinquent loans, loans subject to workout agreements and loans in bankruptcy in determining the allowance for loan losses, but there can be no absolute assurance that the allowance is sufficient.  Because any decision regarding allowance for loan losses reflects judgment about the probability of future events, there is an inherent risk that such judgments will prove incorrect.  In such event, actual losses may exceed (or be less than) the amount of any reserve.  To the extent that the Company experiences losses greater than the amount of its reserves, the Company may incur a charge to earnings that will adversely affect operating results and the amount of any dividends paid.

Changes in the allowance for loan losses for the six months ended June 30, 2013 and 2012 were as follows:

	June 30, 2013	June 30, 2012
Balance, beginning of period	$24,417,897	$24,541,897
Reversal of provision for loan losses	(6,956,484)	(152,391)
Charge-offs	(11,856,697)	—
Balance, end of period	$5,604,716	$24,389,506

As of June 30, 2013 and December 31, 2012, there was a general allowance for loan losses of $1,503,000 and $1,804,000, respectively, and a specific allowance for loan losses on two and six loans in the total amount of $4,101,716 and $22,613,897, respectively.

Real Estate Properties Held for Sale and Investment

As of June 30, 2013, the Company held title to twenty-eight properties that were acquired through foreclosure with a total carrying amount of approximately $128,046,000 (including properties held in one corporation and eleven limited liability companies), net of accumulated depreciation on real estate held for investment of $8,570,000. As of June 30, 2013, properties held for sale total $5,926,000 and properties held for investment total $122,120,000. When the Company acquires property by foreclosure, it typically earns less income on those properties than could be earned on mortgage loans and may not be able to sell the properties in a timely manner.

Real estate properties held for sale as of June 30, 2013 and December 31, 2012 consists of the following properties acquired through foreclosure:

	June 30, 2013	December 31, 2012
Manufactured home subdivision development (6 lots), Ione, California	$35,464	$78,530
Undeveloped land in manufactured home subdivision development, Lake Charles, Louisiana (held within Dation, LLC) – sold during 2013	—	256,107
Undeveloped land, Auburn, California (held within DarkHorse Golf Club, LLC) – transferred to held for investment in 2013	—	103,198
Undeveloped, industrial land, San Jose, California – transferred from held for investment in 2013	1,958,400	—
Undeveloped, commercial land, Half Moon Bay, California – transferred from held for investment in 2013	1,468,800	—
Marina with 30 boat slips and 11 RV spaces, Oakley, California (held within The Last Resort and Marina, LLC)	408,000	408,000
Golf course, Auburn, California (held within Lone Star Golf, Inc.) – transferred from held for investment in 2013	1,961,284	—
Commercial buildings, Sacramento, California – transferred to held for investment in 2013	—	3,890,968
45 condominium and 2 commercial units, Oakland, California (held within 1401 on Jackson, LLC) – sold during 2013	—	8,517,932
169 condominium units and 160 unit unoccupied apartment building, Miami, Florida (held within TOTB Miami, LLC) – transferred to held for investment in 2013	—	33,855,211
1/7th interest in single family home, Lincoln City, Oregon	93,647	85,259
Industrial land, Pomona, California (held within 1875 West Mission Blvd., LLC) – sold during 2013	—	7,315,000
Office/retail complex, Hilo, Hawaii – sold during 2013	—	1,662,889
	$5,925,595	$56,173,094

Real estate held for investment is comprised of the following properties as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Light industrial building, Paso Robles, California	$1,432,853	$1,451,089
Office buildings, Roseville, California	784,662	777,366
Retail complex, Greeley, Colorado (held within 720 University, LLC)	11,836,513	11,974,751
Undeveloped, residential land, Madera County, California	726,580	726,580
Undeveloped, residential land, Marysville, California	403,200	403,200
Undeveloped land, Auburn, California (held within DarkHorse Golf Club, LLC) – transferred from held for sale in 2013	103,198	—
75 improved, residential lots, Auburn, California (held within Baldwin Ranch Subdivision, LLC)	3,878,544	3,878,544
Undeveloped, industrial land, San Jose, California – transferred to held for sale in 2013	—	1,958,400
Undeveloped, commercial land, Half Moon Bay, California – transferred to held for sale in 2013	—	1,468,800
Storage facility/business, Stockton, California	3,991,728	4,037,575
Two improved residential lots, West Sacramento, California	130,560	130,560
Undeveloped, residential land, Coolidge, Arizona	1,017,600	1,017,600
Office condominium complex (16 units), Roseville, California	4,065,485	4,019,876
Golf course, Auburn, California (held within Lone Star Golf, Inc.) – transferred to held for sale in 2013	—	1,959,492
Industrial building, Sunnyvale, California (held within Wolfe Central, LLC)	3,161,319	3,205,847
133 condominium units, Phoenix, Arizona (held within 54th Street Condos, LLC)	7,278,918	7,459,609
Medical office condominium complex, Gilbert, Arizona (held within AMFU, LLC)	4,816,685	4,860,573
61 condominium units, Lakewood, Washington (held within Phillips Road, LLC)	4,582,372	4,654,914
Commercial buildings, Sacramento, California – transferred from held for sale in 2013	3,890,968	—
169 condominium units and 160 unit unoccupied apartment building, Miami, Florida (held within TOTB Miami, LLC) – transferred from held for sale in 2013	33,262,075	—
12 condominium and 3 commercial units, Tacoma, Washington (held within Broadway & Commerce, LLC)	2,416,507	2,432,883
6 improved residential lots, Coeur D’Alene, Idaho	969,600	969,600
Unimproved, residential and commercial land, Gypsum, Colorado	5,745,442	5,760,000
Unimproved, commercial land, South Lake Tahoe, California (held within Tahoe Stateline Venture, LLC)	25,631,114	8,452,996
Marina and yacht club with 179 boat slips, Isleton, California (held within Brannan Island, LLC)	1,994,026	—
	$122,119,949	$71,600,255

Changes in real estate held for sale and investment during the six months ended June 30, 2013 and June 30, 2012 were as follows:

	June 30, 2013	June 30, 2012
Balance, beginning of period	$127,773,349	$145,591,660
Real estate acquired through foreclosure, net of specific loan loss allowance	17,875,121	—
Investments in real estate properties	1,542,289	1,392,482
Sales of real estate properties	(17,794,994)	(1,627,456)
Impairment losses on real estate properties	—	(418,480)
Depreciation of properties held for investment	(1,350,221)	(1,354,589)
Balance, end of period	$128,045,544	$143,583,617

Twelve of the Company’s twenty-eight properties do not currently generate revenue. Expenses from real estate properties (not including depreciation) have decreased from approximately $5,160,000 to $4,332,000 (16.1% decrease) for the six months ended June 30, 2012 and 2013, respectively, and revenues associated with these properties have decreased from approximately $6,678,000 to $5,520,000 (17.3% decrease), thus generating net income from real estate properties of $1,189,000 during the six months ended June 30, 2013 (compared to $1,517,000 for the same period in 2012).

Sales Activity

During the quarter ended June 30, 2013, the Company sold 45 residential and 2 commercial units located in Oakland, California and held within 1401 on Jackson, LLC via a land sales contract for $11,000,000 ($1,000,000 down with interest only payments of 4.5% interest due monthly with all remaining principal and interest due in one year), resulting in a gain to the Company of approximately $207,000 and deferred gain of approximately $2,073,000.

During the quarter ended June 30, 2013, the Company sold a retail complex located in Hilo, Hawaii for $1,950,000 with a $250,000 cash down payment and a $1,700,000 carryback note due in three years with monthly payments of interest only at a starting rate of 5% per annum. The note calls for principal pay downs of $125,000 each within 30 (paid in July 2013) and 60 days of issuance of the title policy on the property. The sale resulted in a gain to the Company of approximately $36,000 and deferred gain of approximately $246,000.

During the six months ended June 30, 2013, the Company sold four lots (one including a manufactured home) in the manufactured home subdivision development located in Ione, California for aggregate net sales proceeds of approximately $73,000 resulting in a net gain to the Company of approximately $30,000.

During the six months ended June 30, 2012, all of the improved lots and manufactured rental homes owned by Dation, LLC (“Dation”) were sold for $1,650,000 (comprised of cash of $330,000 and a note from the buyer of $1,320,000) resulting in no gain or loss to the Company. In addition, during the six months ended June 30, 2012, the Company paid its joint venture partner a portion of its accrued management fees owed of approximately $147,000 in the form of $50,000 cash and two model homes with a book value of $97,000 as part of a settlement agreement to remove the joint venture partner as a member of Dation. The $1,320,000 note receivable from the sale was assigned to the Company. The remaining model home was sold during the quarter ended June 30, 2012 for cash of $25,000, resulting in a loss of approximately $12,000. During the quarter ended June 30, 2013, the Company sold the remaining parcel of land held within Dation, LLC for $300,000 with a $100,000 down payment and a $200,000 carryback note with interest only payments at 6% per annum due in one year. The sale resulted in a gain to the Company of approximately $13,000 and deferred gain of approximately $25,000.

1875 West Mission Blvd., LLC (“1875”) is a California limited liability company formed for the purpose of owning 22.41 acres of industrial land located in Pomona, California which was acquired by the Company and PNL (who were co-lenders in the subject loan) via foreclosure in August 2011. Pursuant to the Operating Agreement, the Company has a 60% membership interest in 1875 and was entitled to collect approximately $5,078,000 upon the sale of the property after PNL collects any unreimbursed LLC expenses it has paid and $1,019,000 in its default interest at the time of foreclosure. The land was sold during the quarter ended June 30, 2013 for net sales proceeds of approximately $9,489,000 resulting in gain on sale of $2,174,000. As the Company received its basis in 1875 of $5,078,000 upon sale, after noncontrolling interest expense to PNL, there was no net income or loss to the Company.

Foreclosure Activity

During the six months ended June 30, 2013, Brannan Island, LLC (wholly owned by the Company) foreclosed on two first mortgage loans secured by a marina with 179 boat slips located in Isleton, California with an aggregate principal balance of $1,863,000 and obtained the property via the trustee’s sale. In addition, advances made on the loans or incurred as part of the foreclosures (such as legal fees and delinquent property taxes) in the total amount of approximately $140,000 were capitalized to the basis of the property. The amount capitalized at the time of foreclosure approximated the net fair market value of the property.  The property has been classified as held for investment as a sale is not expected within one year.

During the six months ended June 30, 2013, TSV (wholly owned by the Company) foreclosed on a first mortgage loan secured by two undeveloped parcels of land located in South Lake Tahoe, California that was purchased at a discount during the same period with a principal balance of approximately $1,401,000 and obtained the property via the trustee’s sale. In addition, advances made on the loan or incurred as part of the foreclosure (including delinquent property taxes) in the total amount of approximately $335,000 were capitalized to the basis of the property. The fair market value of the land acquired was estimated to be higher than TSV’s basis in the subject loan, and, thus, a gain on foreclosure in the amount of approximately $952,000 was recorded. The property has been classified as held for investment along with several other parcels purchased/foreclosed by TSV during 2012 and 2013 as a sale is not expected within one year.

During the quarter ended June 30, 2013, TSV also foreclosed on three mortgage loans secured by first, second and third deeds of trust secured by ten undeveloped parcels of land located in South Lake Tahoe, California with principal balances totaling approximately $21,263,000 (total investment of $23,381,000 including advances made on the loans) and obtained the property via the trustee’s sale.Based on a new appraisal dated June 30, 2013, it was determined that the fair value of the property was higher than the Company’s total investment in the loans (including a previously established loan loss allowance of $18,333,000), and a reversal to the provision for loan losses of approximately $6,476,000 was recorded at the time of foreclosure (for a net charge-off of $11,857,000). The property has been classified as held for investment along with several other parcels purchased and foreclosed on by TSV during 2012 and 2013 as a sale is not expected within one year. TSV foreclosed on its remaining deed of trust secured by one parcel of land located in South Lake Tahoe, California in July 2013.

During the quarter ended June 30, 2012, the Company recorded impairment losses totaling approximately $90,000 on residential lots located in West Sacramento, California and residential land located in Coolidge, Arizona based on updated appraisals obtained. In addition, during the quarter ended June 30, 2012, the Company recorded an additional impairment loss of approximately $328,000 on the golf course located in Auburn, California (DarkHorse) at the time it was transferred to held for sale. This property was sold in December 2012.

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents and restricted cash decreased from approximately $27,396,000 as of December 31, 2012 to approximately $26,885,000 as of June 30, 2013 (decrease of $510,000 or 1.9%) due primarily to the payment of approximately $1,691,000 in delinquent property taxes out of escrow related to the TSV parcels, $4,188,000 of investments in loans and real estate properties, $2,904,000 in dividends paid to stockholders, offset by $6,559,000 in proceeds from sales of real estate properties (net of distribution to noncontrolling interest) and $997,000 in principal collected on loans during the period.

Interest and Other Receivables

Interest and other receivables decreased from approximately $3,485,000 as of December 31, 2012 to $1,642,000 as of June 30, 2013 ($1,843,000 or 52.9% decrease) due primarily to a receivable recorded of approximately $1,500,000 from the sale of the golf course owned by DarkHorse Golf Club, LLC on December 31, 2012. The final sale proceeds were wired to the DarkHorse Golf Club LLC’s bank account on January 2, 2013.

Dividends Payable

Dividends payable decreased from approximately $1,234,000 as of December 31, 2012 to $0 as of June 30, 2013 because distributions to OMIF partners for December 2012 were sent in early January 2013 (and thus accrued at December 31, 2012), and there were no dividends declared and payable to stockholders as of June 30, 2013.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities decreased from approximately $4,013,000 as of December 31, 2012 to approximately $2,845,000 as of June 30, 2013 ($1,168,000 or 29.1% decrease), due primarily to delinquent property taxes accrued on the parcels owned by TSV as of December 31, 2012 that were paid during the first quarter of 2013 and due to the sale of seven real estate properties in the last half of 2012 and first half of 2013.

Deferred Gains

Deferred gains increased from approximately $1,327,000 as of December 31, 2012 to approximately $3,671,000 as of June 30, 2013 ($2,344,000 or 176.6% increase) due to the sale of three properties during the three months ended June 30, 2013 which didn’t qualify for the recognition of full gain at the time of the related sales.

Notes Payable

Notes payable increased from approximately $13,385,000 as of December 31, 2012 to approximately $14,302,000 as of June 30, 2013 ($917,000 or 6.9% increase) due to the assumption of a first deed of trust in the amount of $1,000,000 as a result of the foreclosure of the Chateau at Lake Tahoe loans, net of repayment of approximately $83,000 of the note securing the property owned by 720 University, LLC.

Noncontrolling Interests

Noncontrolling interests decreased from approximately $8,049,000 as of December 31, 2012 to approximately $5,969,000 as of June 30, 2013 ($2,081,000 or 25.9% decrease), due primarily to the sale of the property owned by 1875 West Mission Blvd., LLC and the distribution to PNL (noncontrolling interest) for their portion of the net sales proceeds during the quarter ended June 30, 2013.

Asset Quality

A consequence of lending activities is that losses will be experienced and that the amount of such losses will vary from time to time, depending on the risk characteristics of the loan portfolio as affected by economic conditions and the financial experiences of borrowers.  Many of these factors are beyond the control of the Company or its management. There is no precise method of predicting specific losses or amounts that ultimately may be charged off on specific loans or on segments of the loan portfolio.

The conclusion that a Company loan may become uncollectible, in whole or in part, is a matter of judgment. Although institutional lenders are subject to regulations that, among other things, require them to perform ongoing analyses of their loan portfolios (including analyses of loan-to-value ratios, reserves, etc.), and to obtain current information regarding their borrowers and the securing properties, the Company is not subject to these regulations and has not adopted these practices. Rather, management, in connection with the quarterly closing of the accounting records of the Company and the preparation of the financial statements, evaluates the Company’s mortgage loan portfolio. The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in the Company’s loan portfolio and current economic conditions. Such evaluation, which includes a review of all loans on which the management determines that full collectability may not be reasonably assured, considers among other matters the following:

•	prevailing economic conditions;

•	the Company’s historical loss experience;

•	the types and dollar amounts of loans in the portfolio;

•	borrowers’ financial condition and adverse situations that may affect the borrowers’ ability to pay;

•	evaluation of industry trends;

•	review and evaluation of loans identified as having loss potential; and

•	estimated net realizable value or fair value of the underlying collateral.

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover probable losses of the Company. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Loan losses deemed to be uncollectible are charged against the allowance for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses. As of June 30, 2013, management believes that the allowance for loan losses of approximately $5,605,000 is adequate in amount to cover probable losses. Because of the number of variables involved, the magnitude of swings possible and management’s inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by management. As of June 30, 2013, ten loans totaling $24,672,000 were impaired. This includes seven past maturity loans totaling $21,305,000. In addition, two loans totaling $1,790,000 were also past maturity but current in monthly payments as of June 30, 2013 (combined total of past maturity and impaired loans of $26,462,000). After management’s evaluation of the loan portfolio, the Company recorded a decrease in the allowance for loan losses of approximately $6,956,000 (decrease in specific loan loss allowance of $6,655,000 and decrease in general allowance of $301,000).  Management believes that the specific allowance for loan losses is sufficient given the estimated fair values of the underlying collateral of impaired and past maturity loans.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, make distributions to our stockholders and other general business needs.

We believe our available cash and restricted cash balances, other financing arrangements, and cash flows from operations will be sufficient to fund our liquidity requirements for the next 12 months.

Our primary cash requirements are as follows:

•	to make new mortgage loans;
•	to improve and maintain real estate properties;
•	to repay principal and interest on our borrowings;
•	to pay our expenses, including compensation to our manager;
•	to pay U.S. federal, state, and local taxes of our TRSs; and
•	to distribute a minimum of 90% of our REIT taxable income and to make investments in a manner that enables us to maintain our qualification as a REIT.

We intend to meet these liquidity requirements primarily through the following:

•	the use of our cash and cash equivalent balances of $22,904,000 as of June 30, 2013;
•	cash generated from operating activities, including interest income from our loan portfolio and income generated from our real estate properties;

•	proceeds from the sales of real estate properties;
•	proceeds from future borrowings, including a possible new revolving line of credit; and
•	proceeds from potential future offerings of our equity securities.

The following table summarizes our cash flow activity for the periods presented:

	Six Months Ended June 30,
	2013	2012
Net cash (used in) provided by operating activities	(411,719)	74,124
Net cash provided by investing activities	9,860,071	4,433,503
Net cash used in financing activities	(7,675,585)	(8,059,292)

Operating Activities

Cash flows from operating activities are primarily rental and other income from real estate properties, net of real estate expenses, and interest received from our investments in loans, partially offset by payment of operating expenses. For the six months ended June 30, 2013, cash flows from operating activities decreased $486,000, compared to the six months ended June 30, 2012. The decrease reflects reduced cash flow from rental properties as a result of the sale of seven properties in the last six months of 2012 and first six months of 2013, net of increased interest income collected on loans during the period. In addition, the Company paid approximately $1,691,000 in delinquent property taxes out of escrow related to the TSV parcels during 2013.

Investing Activities

Net cash provided by investing activities for both periods presented reflect our investing activity. For the six months ended June 30, 2013, cash flows from investing activities increased $5,427,000 due primarily to proceeds from the sales of real estate properties during 2013. Approximately $9,860,000 was provided by investing activities during the six months ended June 30, 2013 as $14,059,000 was received from the payoff of loans, sales of real estate properties, transfer from restricted to unrestricted cash (as funds were disbursed out of escrow deposits to pay delinquent property taxes related to loans) and distribution received from an equity investment, net of approximately $4,199,000 used for improvements to real estate properties, purchase of vehicles and equipment and investments in loans.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2013 reflects dividends paid to stockholders of approximately $2,904,000, offering costs paid related to the Merger of approximately $528,000 and distributions to noncontrolling interest of approximately $4,140,000 as a result of the sale of a jointly owned property during the period.

Below is management’s estimate of sources and uses of cash for the next one year period ending June 30, 2014. The below chart includes only those items which management believes to be material. The below chart does not include ordinary course revenues and expenses as management expects that these items will be driven by the market and any estimates would not be meaningful.  As with all estimates, the below table is subject to many possible uncertainties resulting from such items, including, but not limited to, real estate market conditions, macro-economic conditions, tax policy and other items referenced in the “Forward-Looking Statements” above.

Sources of cash:
Net proceeds from sales of real estate properties	$10,955,000
Net proceeds from loan payoffs	27,250,000
Proceeds from new borrowings	10,000,000
Total sources of cash	$48,205,000

Uses of cash:
Purchase of senior indebtedness related to impaired loans	$(960,000)
ORM share repurchase program	(7,000,000)
Investments in mortgage loans (including impaired loans)	(9,000,000)
Capital expenditures on real estate properties	(16,500,000)
Total uses of cash	$(33,460,000)

Dividends

We intend to make regular monthly distributions to holders of our common stock. U.S. federal income tax law generally requires that a REIT annually distribute at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains, and to the extent that it annually distributes less than 100% of its net taxable income in any taxable year, and that it pay tax at regular corporate rates on that undistributed portion. We intend to make regular monthly distributions to our stockholders in an amount equal to or greater than our net taxable income, if and to the extent authorized by our board of directors. Before we make any distributions, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on our debt payable. If our cash available for distribution is less than our net taxable income, we could be required to sell assets or borrow funds to make cash distributions or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, special purpose entities or VIEs, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment or intend to provide additional funding to any such entities.

Company Debt

Until December 2010, the Company had a line of credit agreement with a group of three banks that provided interim financing on mortgage loans invested in by the Company. The line of credit was repaid in full by the Company in December 2010.  The Company is currently in the process of securing a new line of credit to be used to fund new mortgage loans.

The Company has a note payable with a bank through its investment in 720 University, LLC with a balance of $10,002,000 and $10,085,000 as of June 30, 2013 and December 31, 2012, respectively. The note required monthly interest-only payments until March 1, 2010 at a fixed rate of 5.07% per annum. Commencing April 1, 2010, the note became amortizing and monthly payments of $56,816 are now required, with the balance of unpaid principal due on March 1, 2015. The Company anticipates that this note will be repaid from the proceeds of the eventual sale of the property. Alternatively, the note may be refinanced.

The Company also has three notes payable in the aggregate amount of $4,300,000 and $3,300,000 as of June 30, 2013 and December 31, 2012, respectively, related to the foreclosure or purchase of nine parcels by Tahoe Stateline Venture, LLC in 2013 and 2012. The notes require semi-annual interest-only payments of 5% per annum. Two notes with an aggregate balance of $3,300,000 are due in December 2016 and one note with a balance of $1,000,000 is due in August 2017. The Company anticipates that the notes will be repaid from the proceeds of the eventual sale of the property currently under development or from cash reserves.

Commitments and Contingencies

Although the Company previously had commitments under construction and rehabilitation loans, no such commitments remained as of June 30, 2013.

The Company has an obligation to pay all required costs to remediate and monitor contamination of the real properties owned by 1850 De La Cruz, LLC (“1850”). As part of the Operating Agreement executed by the Company and its joint venture partner in 1850, Nanook, the Company has indemnified Nanook against all obligations related to the expected costs to monitor and remediate the contamination. In 2008, the Company had accrued an amount that a third party consultant had estimated will need to be paid to monitor and remediate the site. The majority of clean-up activities were completed during 2012 as part of the tenant’s construction of a new building on the site. Thus, approximately $459,000 was paid by the Company from the previously established liability, and an additional $100,000 was accrued during the year ended December 31, 2012 as a result of an updated estimate of future costs to be incurred. If additional amounts are required, it will be an obligation of the Company. As of June 30, 2013 and December 31, 2012, approximately $64,000 and $70,000, respectively, of this obligation remains accrued on the Company’s books. All costs for this remediation will be paid from cash reserves.

During the course of due diligence performed by a potential buyer of TOTB in the year ended December 31, 2012, a low level of arsenic was found in the ground water of a monitoring well located on the property owned by TOTB. While the level of arsenic exceeds the minimum level acceptable for drinking water standards, the water under this property is subject to tidal influence and is not used for domestic consumption.  The Company and OFG have retained an environmental consultant to perform additional testing and analysis with the goal of petitioning the appropriate governmental agency to issue a no further action letter for this property due to the low level of contamination and the low quality of the ground water under the property.  At this time, the costs of any potential remediation and/or monitoring are unknown and cannot be estimated.  As of June 30, 2013, approximately $40,000 has been accrued and/or paid as an estimate of the environmental consultant’s costs to perform testing and analysis.

The Company has entered into various contracts for the preliminary design, engineering and permit approval process for the land owned by TSV (see above). The aggregate amount of these contracts as of the date of this filing is approximately $16,871,000, of which approximately $1,135,000 has been incurred to date. All costs for this project will be paid from cash reserves and/or construction financing to be obtained in the future.

Contingency Reserves

The Company is required to maintain cash, cash equivalents and marketable securities as contingency reserves in an aggregate amount of at least 1-1/2% of Capital (as defined in its charter). Although the manager believes the contingency reserves are adequate, it could become necessary for the Company to sell or otherwise liquidate certain of its investments or other assets to cover such contingencies on terms which might not be favorable to the Company. The contingency reserves held in cash and cash equivalents were approximately $3,981,000 and $3,948,000 as of June 30, 2013 and December 31, 2012, respectively.

Item 4. Controls and Procedures

Management of the Company carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the fiscal quarter ended June 30, 2013. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2013, which is the end of the period covered by this quarterly report on Form 10-Q,  the Company’s disclosure controls and procedures are effective.

There have been no changes in the Company’s internal control over financial reporting in the fiscal quarter ending June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of business, the Company may become involved in various types of legal proceedings including, but not limited to, assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, and judicial foreclosure. These proceedings may seek to enforce the provisions of the deeds of trust, collect the debt owed under the promissory notes, or to protect, or recoup the Company’s investment from the real property secured by the deeds of trust.  The Company believes that it is not party to any pending legal or arbitration proceedings that would have a material effect on its financial condition or results of operations or cash flows, although it is possible that the outcome of any such proceedings could have a material impact on net income in any particular period.

Item 5. Other Information

As discussed in this Form 10-Q, OMIF, our predecessor, converted to a Maryland corporation through the Merger. Our predecessor had no board of directors, and, as a result, no formal board nominating procedure. Stockholder recommendations for nominees to our Board of Directors should be submitted in writing and sent in care of Investor Relations at Owens Realty Mortgage, Inc., 2221 Olympic Blvd., Walnut Creek, CA 94595.  The Nominating and Corporate Governance Committee will consider nominees recommended by our stockholders.

Item 6. Exhibits

(a)Exhibits
31.1	Section 302 Certification of William C. Owens
31.2	Section 302 Certification of Bryan H. Draper
32	Certifications pursuant to 18 U.S.C. Section 1350
101
Financial statements from this quarterly report on Form 10-Q, formatted in XBRL: (i) the Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (ii) the Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012, (iii) the Consolidated Statements of Stockholders’ Equity for the six months ended June 30, 2013 and 2012, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and (v) the Notes to such Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OWENS REALTY MORTGAGE, INC.

Dated: August 14, 2013	By:	/s/ William C. Owens
William C. Owens, Chief Executive Officer and President

Dated: August 14, 2013	By:	/s/ Bryan H. Draper
Bryan H. Draper, Chief Financial Officer and Secretary