Form 10-Q
period 2013-09-30
Owens Realty Mortgage, Inc.
filed 2013-11-14
CIK 1556364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

   (Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

Class                                                                      Outstanding as of November 6, 2013
Common Stock, $.01 par value                                                              10,934,364 shares

Exhibit 31.1
Exhibit 31.2
Exhibit 32
Exhibit 101

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

OWENS REALTY MORTGAGE, INC.
Consolidated Balance Sheets as Recast (1)
 (UNAUDITED)
	September 30,	December 31,
	2013	2012
ASSETS
Cash and cash equivalents	$24,726,665	$21,131,505
Restricted cash	3,984,474	6,264,110
Loans, net of allowance for losses of $5,184,856 in 2013 and $24,417,897 in 2012	48,434,100	45,844,365
Interest and other receivables	1,501,004	3,485,061
Other assets, net of accumulated depreciation and amortization of $952,709 in 2013 and $877,589 in 2012	1,100,526	1,126,723
Investment in limited liability company	2,180,349	2,141,777
Real estate held for sale	5,925,595	56,173,094
Real estate held for investment, net of accumulated depreciation of $9,077,635 in 2013 and $6,518,160 in 2012	126,511,332	71,600,255
Total Assets	$214,364,045	$207,766,890

LIABILITIES AND EQUITY
LIABILITIES:
Dividends payable	$180,000	$1,234,352
Due to Manager	271,391	298,349
Accounts payable and accrued liabilities	5,342,705	4,012,650
Deferred gains	3,635,310	1,327,406
Notes payable	14,160,565	13,384,902
Total Liabilities	23,589,971	20,257,659
Commitments and Contingencies (Note 12)
EQUITY:
Stockholders’ equity:
Preferred stock, $.01 par value per share, 5,000,000 shares authorized, no shares issued and outstanding at September 30, 2013 and December 31, 2012	—	—
Common stock, $.01 par value per share, 50,000,000 shares authorized, 11,198,119 shares issued, 11,161,259 and 11,198,119 shares outstanding at September 30, 2013 and December 31, 2012, respectively	111,981	111,981
Additional paid-in capital	182,437,522	182,985,281
Treasury stock, at cost – 36,860 shares at September 30, 2013	(459,634)	—
Retained earnings (accumulated deficit)	2,714,664	(3,637,331)
Total stockholders’ equity	184,804,533	179,459,931
Non-controlling interests	5,969,541	8,049,300
Total Equity	190,774,074	187,509,231
Total Liabilities and Equity	$214,364,045	$207,766,890

(1) As recast to reflect the balances of Owens Mortgage Investment Fund, LP combined with the balances of Owens Realty Mortgage, Inc. beginning January 1, 2012, as required under the accounting guidelines for a transfer of an entity under common control (refer to Note 1).

The accompanying notes are an integral part of these consolidated financial statements.

OWENS REALTY MORTGAGE, INC.
Consolidated Statements of Operations as Recast (1)
 (UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Revenues:
Interest income on loans	$749,929	$859,636	$2,360,891	$2,009,445
Gain on foreclosure of loan	—	—	952,357	—
Rental and other income from real estate properties	2,887,984	3,427,716	8,408,351	10,105,320
Income from investment in limited liability company	38,946	37,921	118,572	116,094
Other income	98	1,574	1,620	5,168
Total revenues	3,676,957	4,326,847	11,841,791	12,236,027
Expenses:
Management fees to Manager	373,067	405,324	1,264,668	1,301,201
Servicing fees to Manager	33,915	41,158	115,333	123,300
General and administrative expense	496,088	370,706	1,193,954	1,148,608
Rental and other expenses on real estate properties	2,071,900	2,626,057	6,403,757	7,786,233
Depreciation and amortization	539,532	371,937	1,941,887	1,846,158
Interest expense	129,229	131,360	385,064	392,735
Environmental remediation expense	—	—	—	100,000
(Reversal of) provision for loan losses	(419,860)	551,570	(7,376,344)	399,179
Impairment losses on real estate properties	—	614,786	—	1,033,266
Total expenses	3,223,871	5,112,898	3,928,319	14,130,680
Operating income (loss)	453,086	(786,051)	7,913,472	(1,894,653)
Gain on sales of real estate, net	251,887	1,859,230	2,712,096	2,652,542
Net income and comprehensive income	704,973	1,073,179	10,625,568	757,889
Less: Net (income) loss attributable to non-controlling interests	(3,899)	41,149	(2,063,545)	(515,289)
Net income and comprehensive income attributable to common stockholders	$701,074	$1,114,328	$8,562,023	$242,600

Per common share data:
Basic and diluted earnings per common share	$0.06	$0.10	$0.76	$0.02
Basic and diluted weighted average number of common shares outstanding	11,196,646	11,198,119	11,197,622	11,198,119
Dividends declared per share of common stock	$0.05	$0.03	$0.20	$0.06

(1) As recast to reflect the balances of Owens Mortgage Investment Fund, LP combined with the balances of Owens Realty Mortgage, Inc. beginning January 1, 2012, as required under the accounting guidelines for a transfer of an entity under common control (refer to Note 1).

The accompanying notes are an integral part of these consolidated financial statements.

OWENS REALTY MORTGAGE, INC.
Consolidated Statements of Stockholders’ Equity as Recast (1)
 (UNAUDITED)

	Common Stock		Additional	Treasury Stock		Retained Earnings	Total	Non-
			Paid-in			(Accumulated	Stockholders’	controlling	Total
	Shares	Amount	Capital	Shares	Amount	Deficit)	Equity	Interests	Equity

Balances, December 31, 2011	11,198,119	$111,981	$180,933,978	—	$—	$—	$181,045,959	$17,519,828	$198,565,787

Net income	—	—	—	—	—	242,600	242,600	515,289	757,889
Offering costs incurred	—	—	(521,111)	—	—	—	(521,111)	—	(521,111)
Change in ownership interests in consolidated LLC (Note 6)	—	—	2,759,767	—	—	—	2,759,767	(9,959,767)	(7,200,000)
Dividends declared	—	—	—	—	—	(627,868)	(627,868)	—	(627,868)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(16,187)	(16,187)
Balances, September 30, 2012	11,198,119	$111,981	$183,172,634	—	$—	$(385,268)	$182,899,347	$8,059,163	$190,958,510

Balances, December 31, 2012	11,198,119	$111,981	$182,985,281	—	—	$(3,637,331)	$179,459,931	$8,049,300	$187,509,231

Net income	—	—	—	—	—	8,562,023	8,562,023	2,063,545	10,625,568
Offering costs incurred	—	—	(527,785)	—	—	—	(527,785)	—	(527,785)
Distribution to stockholders for fractional shares upon conversion	—	—	(19,974)	—	—	—	(19,974)	—	(19,974)
Dividends declared	—	—	—	—	—	(2,210,028)	(2,210,028)	—	(2,210,028)
Purchase of treasury stock	—	—	—	(36,860)	(459,634)	—	(459,634)	—	(459,634)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(4,143,304)	(4,143,304)
Balances, September 30, 2013	11,198,119	$111,981	$182,437,522	(36,860)	$(459,634)	$2,714,664	$184,804,533	$5,969,541	$190,774,074

 (1) As recast to reflect the balances of Owens Mortgage Investment Fund, LP combined with the balances of Owens Realty Mortgage, Inc. beginning January 1, 2012, as required under the accounting guidelines for a transfer of an entity under common control (refer to Note 1).

The accompanying notes are an integral part of these consolidated financial statements.

OWENS REALTY MORTGAGE, INC.
Consolidated Statements of Cash Flows as Recast (1)
 (UNAUDITED)

	For the Nine Months Ended
	September 30,	September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,625,568	$757,889
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Gain on sales of real estate, net	(2,712,096)	(2,652,542)
Gain on foreclosure of loan	(952,357)	—
Income from investment in limited liability company	(118,572)	(116,094)
(Reversal of) provision for loan losses	(7,376,344)	399,179
Impairment losses on real estate properties	—	1,033,266
Depreciation and amortization	1,941,887	1,846,158
Changes in operating assets and liabilities:
Interest and other receivables	580,868	(601,573)
Other assets	(35,441)	(529,623)
Accounts payable and accrued liabilities	(2,213,885)	485,770
Due to Manager	(26,958)	(46,500)
Net cash (used in) provided by operating activities	(287,330)	575,930
CASH FLOWS FROM INVESTING ACTIVITIES:
Principal collected on loans	13,978,529	5,585,586
Investment in loans	(12,878,852)	—
Investment in real estate properties	(2,032,333)	(2,436,773)
Net proceeds from disposition of real estate properties	11,108,406	8,866,691
Purchases of vehicles and equipment	(13,482)	(24,656)
Transfer from restricted to unrestricted cash	2,279,636	21,000
Maturities of certificates of deposit	—	1,993,197
Purchases of certificates of deposit	—	(996,000)
Distribution received from investment in limited liability company	80,000	65,000
Net cash provided by investing activities	12,521,904	13,074,045
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on note payable	(224,337)	(116,676)
Distributions to non-controlling interests	(4,143,304)	(16,187)
Purchase of member’s interest in consolidated LLC	—	(7,200,000)
Offering costs incurred and paid	(527,785)	(521,111)
Distributions to stockholders for fractional shares	(19,974)	—
Purchase of treasury stock	(459,634)	—
Dividends paid	(3,264,380)	(701,452)
Net cash used in financing activities	(8,639,414)	(8,555,426)
Net increase in cash and cash equivalents	3,595,160	5,094,549
Cash and cash equivalents at beginning of period	21,131,505	12,232,121
Cash and cash equivalents at end of period	$24,726,665	$17,326,670
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest (including amounts capitalized)	$469,510	$394,671
Supplemental Disclosure of Non-Cash Activity
Increase in real estate from loan foreclosures	18,650,121	—
Increase in accounts payable and accrued liabilities from loan foreclosure	(660,000)	—

Increase in notes payable from loan foreclosure	(1,000,000)	—
Decrease in loans, net of allowance for loan losses, from loan foreclosures	(15,609,812)	—
Decrease in interest and other receivables from loan foreclosures	(1,380,309)	—
Increase in loans from sales of real estate	11,900,000	1,320,000
Increase in deferred gains from sales of real estate	(2,344,052)	—
Decrease in non-controlling interest from change in ownership interests	—	2,759,767
Change in capital expenditures financed through accounts payable	(2,833,940)	—

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

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – ORGANIZATION

Owens Realty Mortgage, Inc. (the “Company”) was incorporated on August 9, 2012, under the laws of the State of Maryland and was authorized to issue 1,000,000 shares of $0.01 par value common stock at the time of its incorporation. At the time of its incorporation, William C. Owens was issued 1,000 shares of common stock, $.01 par value per share, in exchange for cash consideration of $1.00 per share (for total consideration of $1,000). Per the Articles of Amendment and Restatement of the Company dated January 23, 2013, the authorized shares of common stock were increased to 50,000,000 shares, $0.01 par value per share. In addition, the Company is now authorized to issue 5,000,000 shares of preferred stock at $0.01 par value per share. The Company was created to effect the merger (the “Merger”) of Owens Mortgage Investment Fund, a California Limited Partnership (“OMIF”) with and into the Company as described in the Registration Statement on Form S-4, as amended, of the Company, declared effective on February 12, 2013 (File No. 333-184392).  The Merger was part of a plan to reorganize the business operations of OMIF so that it could elect to qualify as a real estate investment trust for Federal income tax purposes. The Merger was approved by OMIF limited partners on April 16, 2013 and was completed on May 20, 2013.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of the management of the Company, the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein. Certain information and footnote disclosures presented in the annual consolidated financial statements are not included in these interim financial statements.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Form 10-K of OMIF (the predecessor entity) for the fiscal year ended December 31, 2012 filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the operating results to be expected for the full year ending December 31, 2013. The Company evaluates subsequent events up to the date it files its Form 10-Q with the SEC.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

Basis of Presentation

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned taxable REIT subsidiary (TRS) and its majority- and wholly-owned limited liability companies (see notes 5 and 6). The Company is in the business of providing mortgage lending services and manages its business as one operating segment. Due to foreclosure activity, the Company also owns and manages real estate assets.

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

Restricted Cash

Restricted cash includes contingency reserves required pursuant to the Company’s charter, cash reserved for Company purchases of its own common stock and escrow deposits for property taxes to be paid on certain Company real estate properties.

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

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

Loans

Loans are stated at the principal amount outstanding. The Company’s portfolio consists primarily of real estate loans generally collateralized by first, second and third deeds of trust.  Interest income on loans is accrued by the simple interest method. Loans are generally placed on nonaccrual status when the borrowers are past due greater than ninety days or when full payment of principal and interest is not expected. When a loan is classified as nonaccrual, interest accruals discontinue and all past due interest remains accrued until the loan becomes current, is paid off or is foreclosed upon. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest. Cash receipts on nonaccrual loans are used to reduce any outstanding accrued interest, and then are recorded as interest income, except when such payments are specifically designated as principal reduction or when management does not believe the Company’s investment in the loan is fully recoverable.

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

Rental Income

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

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

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

As of September 30, 2013 and December 31, 2012, the Company has not recorded a reserve for any uncertain income tax positions. There has been no interest or penalties incurred to date.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table shows the allocation of the allowance for loan losses as of and for the three and nine months ended September 30, 2013 by portfolio segment and by impairment methodology:

	Commercial	Residential	Land
2013				Total

Allowance for loan losses:
	Three Months Ended September 30, 2013
Beginning balance	$1,216,857	$4,378,847	$9,012	$5,604,716
Charge-offs	—	—	—	—
(Reversal) Provision	(420,085)	222	3	(419,860)
Ending Balance	$796,772	$4,379,069	$9,015	$5,184,856

	Nine Months Ended September 30, 2013
Beginning balance	$1,606,925	$4,288,108	$18,522,864	$24,417,897
Charge-offs	—	—	(11,856,697)	(11,856,697)
(Reversal) Provision	(810,153)	90,961	(6,657,152)	(7,376,344)
Ending balance	$796,772	$4,379,069	$9,015	$5,184,856

	As of September 30, 2013
Ending balance: individually evaluated for impairment	$446,711	$3,644,145	$—	$4,090,856

Ending balance: collectively evaluated for impairment	$350,061	$734,924	$9,015	$1,094,000

Ending balance	$796,772	$4,379,069	$9,015	$5,184,856

Loans:
Ending balance	$19,318,878	$29,124,575	$5,175,503	$53,618,956

Ending balance: individually evaluated for impairment	$14,066,878	$10,304,575	$4,975,503	$29,346,956

Ending balance: collectively evaluated for impairment	$5,252,000	$18,820,000	$200,000	$24,272,000

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

The following table shows the allocation of the allowance for loan losses for the three and nine months ended September 30, 2012 and as of December 31, 2012 by portfolio segment and by impairment methodology:

	Commercial	Residential	Land
2012				Total

Allowance for loan losses:
	Three Months Ended September 30, 2012
Beginning balance	$2,369,287	$3,855,281	$18,164,938	$24,389,506
(Reversal) Provision	(167,073)	(211,200)	929,843	551,570
Ending Balance	$2,202,214	$3,644,081	$19,094,781	$24,941,076

	Nine Months Ended September 30, 2012
Beginning balance	$2,951,543	$3,855,281	$17,735,073	$24,541,897
(Reversal) Provision	(749,329)	(211,200)	1,359,708	399,179
Ending balance	$2,202,214	$3,644,081	$19,094,781	$24,941,076

	As of December 31, 2012
Ending balance: individually evaluated for impairment	$446,904	$3,644,129	$18,522,864	$22,613,897

Ending balance: collectively evaluated for impairment	$1,046,681	$757,319	$—	$1,804,000

Ending balance	$1,493,585	$4,401,448	$18,522,864	$24,417,897

Loans:
Ending balance	$21,884,292	$19,199,631	$29,178,339	$70,262,262

Ending balance: individually evaluated for impairment	$9,694,292	$10,379,631	$29,178,339	$49,252,262

Ending balance: collectively evaluated for impairment	$12,190,000	$8,820,000	$—	$21,010,000

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

The following tables show an aging analysis of the loan portfolio by the time past due as of September 30, 2013 and December 31, 2012:
	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due
				Total Past Due Loans	Current Loans	Total Loans
September 30, 2013

Commercial	$—	$—	$14,066,878	$14,066,878	$5,252,000	$19,318,878
Residential	—	—	10,304,575	10,304,575	18,820,000	29,124,575
Land	—	—	4,975,503	4,975,503	200,000	5,175,503
	$—	$—	$29,346,956	$29,346,956	$24,272,000	$53,618,956

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due
				Total Past Due Loans	Current Loans	Total Loans
December 31, 2012

Commercial	$—	$—	$9,694,292	$9,694,292	$12,190,000	$21,884,292
Residential	—	—	10,379,631	10,379,631	8,820,000	19,199,631
Land	—	—	29,178,339	29,178,339	—	29,178,339
	$—	$—	$49,252,262	$49,252,262	$21,010,000	$70,262,262

All of the loans that are 90 or more days past due as listed above are on non-accrual status as of September 30, 2013 and December 31, 2012.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

The following tables show information related to impaired loans as of and for the three and nine months ended September 30, 2013:

	As of September 30, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial	$13,711,175	$12,988,126	$—
Residential	2,842,303	2,769,575	—
Land	4,981,754	4,975,503	—

With an allowance recorded:
Commercial	1,079,699	1,078,752	446,711
Residential	7,983,345	7,535,000	3,644,145
Land	—	—	—

Totals:
Commercial	$14,790,874	$14,066,878	$446,711
Residential	$10,825,648	$10,304,575	$3,644,145
Land	$4,981,754	$4,975,503	$—

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$13,706,182	$219,319	$9,380,952	$541,670
Residential	2,834,509	33,913	2,865,277	102,754
Land	4,978,579	54,320	4,977,480	218,961

With an allowance recorded:
Commercial	1,079,699	6,000	1,079,699	18,000
Residential	7,983,345	39,000	7,983,341	166,100
Land	—	—	11,682,004	—

Totals:
Commercial	$14,785,881	$225,319	$10,460,651	$559,670
Residential	$10,817,854	$72,913	$10,848,618	$268,854
Land	$4,978,579	$54,320	$16,659,484	$218,961

The following tables show information related to impaired loans as of December 31, 2012 and for the three and nine months ended September 30, 2012:

	As of December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial	$9,176,218	$8,615,540	$—
Residential	2,890,037	2,844,631	—
Land	4,976,929	4,975,503	—

With an allowance recorded:
Commercial	1,079,699	1,078,752	446,904
Residential	7,983,329	7,535,000	3,644,129
Land	24,707,709	24,202,836	18,522,864

Totals:
Commercial	$10,255,917	$9,694,292	$446,904
Residential	$10,873,366	$10,379,631	$3,644,129
Land	$29,684,638	$29,178,339	$18,522,864

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$12,046,985	$381,610	$11,900,346	$468,943
Residential	2,889,946	47,292	2,942,967	121,044
Land	4,618,391	76,125	4,761,683	236,917

With an allowance recorded:
Commercial	1,079,419	13,484	1,079,043	13,484
Residential	7,983,281	44,850	7,983,281	178,107
Land	24,704,084	—	24,586,721	—

Total:
Commercial	$13,126,404	$395,094	$12,979,389	$482,427
Residential	$10,873,227	$92,142	$10,926,248	$299,151
Land	$29,322,475	$76,125	$29,348,404	$236,917

Interest income recognized on a cash basis for impaired loans approximates the interest income recognized as reflected in the tables above.

Troubled Debt Restructurings

The Company has allocated approximately $447,000 of specific reserves to borrowers whose loan terms have been modified in troubled debt restructurings as of September 30, 2013 and December 31, 2012.  The Company has not committed to lend additional amounts to any of these borrowers.

During the nine months ended September 30, 2013, the terms of three loans were modified as troubled debt restructurings. One loan was modified to include a reduction in the monthly interest payments due with all deferred interest due at the six months extended maturity date. The term expired on July 1, 2013, and the loan was rewritten by the Company during the quarter ended September 30, 2013. Another loan was modified to combine all principal, delinquent interest and advances into principal and provide for amortizing payments at a reduced interest rate over an extended maturity of 15 years. The borrower is now delinquent in making payments on this modified loan. Another impaired loan was rewritten by the Company during the quarter ended September 30, 2013 whereby the Company repaid the first deed of trust on the subject property of approximately $5,899,000 and refinanced its second deed of trust by combining them into one first deed of trust in the amount of $9,625,000 with interest at 10% per annum due in five years. As part of the modification, approximately $659,000 of past due interest on the Company’s original note was paid from the proceeds of the rewritten loan, which was recorded as a discount against the principal balance of the new loan because the loan was impaired. Management believes that no specific loan loss allowance is needed on any of these modified loans given the estimated underlying collateral values.

During the three and nine months ended September 30, 2012, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: an extension of the maturity date (ranging from 12 to 20 months) and a reduction of the stated interest rate of the loan or a reduction in the monthly interest payments due under the loan with all deferred interest due at the extended maturity date.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

The following tables show information related to loan modifications made by the Company during the three and nine months ended September 30, 2013 and 2012:
	Modifications During the Three Months Ended September 30, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Troubled Debt Restructurings That Occurred During the Quarter

Commercial	1	$2,638,530	$8,966,180

	Modifications During the Nine Months Ended September 30, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Troubled Debt Restructurings That Occurred During the Nine Months

Commercial	2	$3,738,530	$10,066,180
Residential	1	272,028	272,028

Troubled Debt Restructurings That Subsequently Defaulted During the Nine Month Period	Number of Contracts	Recorded Investment

Residential	1	$272,028

	Modifications During the Three Months Ended September 30, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Troubled Debt Restructurings That Occurred During the Quarter

Commercial	1	$655,485	$655,485
Land	1	2,406,411	2,406,411

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

	Modifications During the Nine Months Ended September 30, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Troubled Debt Restructurings That Occurred During the Nine Months
Commercial	1	$655,485	$655,485
Land	2	5,367,180	5,367,180

The loan modifications and subsequent defaults included in the tables above for the three and nine months ended September 30, 2013 and 2012 did not result in any charge-offs or increases to the allowance for loan losses.

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

The Company received no distributions from 1850 during the three months ended September 30, 2013 and 2012. The Company received distributions from 1850 of $80,000 and $65,000 during the nine months ended September 30, 2013 and 2012, respectively. The net income to the Company from its investment in 1850 De La Cruz was approximately $39,000 and $38,000 during the three months ended September 30, 2013 and 2012, respectively, and $119,000 and $116,000 during the nine months ended September 30, 2013 and 2012, respectively.

NOTE 5 - REAL ESTATE HELD FOR SALE

Real estate properties held for sale as of September 30, 2013 and December 31, 2012 consists of properties acquired through foreclosure classified by property type as follows:

	September 30, 2013	December 31, 2012
Residential	$93,647	$42,458,402
Land	3,462,664	7,752,836
Retail	—	5,553,856
Golf course	1,961,284	—
Marina	408,000	408,000
	$5,925,595	$56,173,094

During the nine months ended September 30, 2013, the Company transferred three properties (one land, one retail and one residential) from “Held for sale” to “Held for investment” because the properties are no longer listed for sale and sales are not likely within the next year. In addition, during the nine months ended September 30, 2013, the Company transferred three properties (two land and one golf course) from “Held for investment” to “Held for sale” as the properties are now listed for sale and sales are expected within the next year.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

During the nine months ended September 30, 2013, the Company sold 45 residential and 2 commercial units located in Oakland, California and held within 1401 on Jackson, LLC via a land sales contract for $11,000,000 ($1,000,000 down with interest only payments at 4.5% interest due monthly with all remaining principal and interest due in one year), resulting in a gain to the Company of approximately $207,000 and deferred gain of approximately $2,073,000. In November 2013, the buyer/borrower repaid approximately $1,554,000 of the $10,000,000 carryback financing and the obligation was converted to a deed of trust with the same terms and maturity date.

During the nine months ended September 30, 2013, the Company sold a retail complex located in Hilo, Hawaii for $1,950,000 with a $250,000 cash down payment and a $1,700,000 carryback note due in three years with monthly payments of interest only at a starting rate of 5% per annum. The note called for principal pay downs of $125,000 each within 30 and 60 days of issuance of the title policy on the property, both of which were paid by the borrower during the quarter ended September 30, 2013. The sale resulted in a gain to the Company of approximately $36,000 and deferred gain of approximately $246,000. An additional gain on sale of approximately $36,000 was recorded by the Company during the quarter ended September 30, 2013 as a result of the principal pay downs.

During the nine months ended September 30, 2013, the Company sold four lots (one including a manufactured home) in a manufactured home subdivision development located in Ione, California for aggregate net sales proceeds of approximately $73,000 resulting in a net gain to the Company of approximately $30,000.

During the quarter ended September 30, 2012, the Company sold the industrial building located in Chico, California for net sales proceeds of approximately $8,514,000 resulting in a gain to the Company of approximately $1,863,000. In addition, during the quarter ended September 30, 2012, the Company sold one of the manufactured homes located in Ione, California for net sales proceeds of approximately $57,000 resulting in a loss to the Company of approximately $4,000.

During the nine months ended September 30, 2012, all of the improved lots and manufactured rental homes owned by Dation, LLC (“Dation”) were sold for $1,650,000 (comprised of cash of $330,000 and a note from the buyer of $1,320,000) resulting in no gain or loss to the Company. In addition, during the nine months ended September 30, 2012, the Company paid its joint venture partner a portion of the partner’s accrued management fees owed of approximately $147,000 in the form of $50,000 cash and two model homes with a book value of $97,000 as part of a settlement agreement to remove the joint venture partner as a member of Dation. The $1,320,000 note receivable from the sale was assigned to the Company during 2012. The remaining model home was sold during the nine months ended September 30, 2012 for cash of $25,000, resulting in a loss of approximately $12,000. During the nine months ended September 30, 2013, the Company sold the remaining parcel of land held within Dation, LLC for $300,000 with a $100,000 down payment and a $200,000 carryback note with interest only payments at 6% per annum due in one year. The sale resulted in a gain to the Company of approximately $13,000 and deferred gain of approximately $25,000.

There were no impairment losses on real estate held for sale during the three and nine months ended September 30, 2013. During the three and nine months ended September 30, 2012, the Company recorded the following impairment losses on real estate held for sale based on updated appraisals obtained:

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012

Manufactured home subdivision development, Ione, California	$100,830	$100,830
Golf course, Auburn, California (held within DarkHorse Golf Club, LLC)	—	328,240
Marina with 30 boat slips and 11 RV spaces, Oakley, California (held within The Last Resort and Marina, LLC)	24,000	24,000
	$124,830	$453,070

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

1875 West Mission Blvd., LLC

1875 West Mission Blvd., LLC (“1875”) is a California limited liability company formed for the purpose of owning 22.41 acres of industrial land located in Pomona, California which was acquired by the Company and PNL Company (who were co-lenders in the subject loan) via foreclosure in August 2011. Pursuant to the Operating Agreement, the Company has a 60% membership interest in 1875 and was entitled to collect approximately $5,078,000 upon the sale of the property after PNL collects any unreimbursed LLC expenses it has paid and $1,019,000 in its default interest at the time of foreclosure. The assets, liabilities, income and expenses of 1875 have been consolidated into the accompanying consolidated balance sheets and statements of operations of the Company. The land was sold during the nine months ended September 30, 2013 for net sales proceeds of approximately $9,489,000 resulting in gain on sale of $2,174,000. As the Company received its basis in 1875 of $5,078,000 upon sale, after non-controlling interest expense to PNL, there was no net income or loss to the Company. The non-controlling interest of PNL totaled approximately $(4,000) and $2,001,000 as of September 30, 2013 and December 31, 2012, respectively.

There was no net income or loss to the Company from 1875 for the three and nine months ended September 30, 2013 and 2012.

NOTE 6 - REAL ESTATE HELD FOR INVESTMENT

Real estate held for investment as of September 30, 2013 and December 31, 2012 consists of properties acquired through foreclosure classified by property type as follows:

	September 30, 2013	December 31, 2012
Land	$43,632,440	$24,766,280
Residential	47,292,299	14,547,406
Retail	15,637,078	11,974,751
Office	9,407,856	9,657,815
Industrial	4,568,415	4,656,936
Storage	3,967,754	4,037,575
Marina	2,005,490	—
Golf course	—	1,959,492
	$126,511,332	$71,600,255

The balances of land and the major classes of depreciable property for real estate held for investment as of September 30, 2013 and December 31, 2012 are as follows:
	September 30, 2013	December 31, 2012
Land	$70,262,193	$37,381,547
Buildings and improvements	65,326,774	40,736,868
	135,588,967	78,118,415
Less: Accumulated depreciation	(9,077,635)	(6,518,160)
	$126,511,332	$71,600,255

It is the Company’s intent to sell the majority of its real estate properties held for investment, but expected sales are not probable to occur within the next year.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

Depreciation expense was approximately $517,000 and $315,000 for the three months ended September 30, 2013 and 2012, respectively, and $1,867,000 and $1,670,000 for the nine months ended September 30, 2013 and 2012, respectively.

During the three and nine months ended September 30, 2013, there were no impairment losses recorded on real estate held for investment. During the three and nine months ended September 30, 2012, the Company recorded the following impairment losses on real estate held for investment based on updated appraisals obtained:

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012

75 improved residential lots, Auburn, California, (held within Baldwin Ranch Subdivision, LLC)	$31,156	$31,156
Undeveloped industrial land, San Jose, California	86,400	86,400
Two improved residential lots, West Sacramento, California	—	51,840
Undeveloped residential land, Coolidge, Arizona	—	38,400
6 improved residential lots, Coeur D’Alene, Idaho	372,400	372,400
	$489,956	$580,196

During the quarter ended September 30, 2013, the Company sold one unit in the office condominium complex located in Roseville, California for net sales proceeds of approximately $409,000 resulting in a net gain to the Company of approximately $216,000.

2013 Foreclosure Activity

During the nine months ended September 30, 2013, Brannan Island, LLC (wholly owned by the Company) foreclosed on two first mortgage loans secured by a marina with 179 boat slips located in Isleton, California with an aggregate principal balance of $1,863,000 and obtained the property via the trustee’s sale. In addition, advances made on the loans or incurred as part of the foreclosures (such as legal fees and delinquent property taxes) in the total amount of approximately $140,000 were capitalized to the basis of the property. The amount capitalized at the time of foreclosure approximated the net fair market value of the property.  The property has been classified as held for investment as a sale is not expected within one year.

During the nine months ended September 30, 2013, Tahoe Stateline Venture, LLC (“TSV”) (wholly owned by the Company) foreclosed on a first mortgage loan secured by two undeveloped parcels of land located in South Lake Tahoe, California that was purchased at a discount during the same period with a principal balance of approximately $1,401,000 and obtained the property via the trustee’s sale. In addition, advances made on the loan or incurred as part of the foreclosure (including delinquent property taxes) in the total amount of approximately $335,000 were capitalized to the basis of the property. The fair market value of the land acquired was estimated to be higher than TSV’s basis in the subject loan, and, thus, a gain on foreclosure in the amount of approximately $952,000 was recorded. The property has been classified as held for investment along with several other parcels purchased by TSV during 2012 as a sale is not expected within one year. See below under “Tahoe Stateline Venture, LLC”.

During the nine months ended September 30, 2013, TSV also foreclosed on three mortgage loans secured by first, second and third deeds of trust secured by ten undeveloped parcels of land located in South Lake Tahoe, California with principal balances totaling approximately $21,263,000 (total investment of $23,381,000 including advances made on the loans) and obtained the property via the trustee’s sale. Based on a recent appraisal dated June 30, 2013, it was determined that the fair value of the property was higher than the Company’s total investment in the loans (including a previously established loan loss allowance of $18,333,000), and a reversal to the provision for loan losses of approximately $6,476,000 was recorded at the time of foreclosure (for a net charge-off of $11,857,000). The property has been classified as held for investment along with several other parcels purchased and foreclosed on by TSV during 2012 and 2013 as a sale is not expected within one year. TSV foreclosed on its remaining deed of trust secured by one parcel of land located in South Lake Tahoe, California during the quarter ended September 30, 2013. See below under “Tahoe Stateline Venture, LLC”.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

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

The net income to the Company from 720 University was approximately $31,000 and $120,000 (including depreciation and amortization of $108,000 and $109,000) for the three months ended September 30, 2013 and 2012, respectively, and $91,000 and $208,000 (including depreciation and amortization of $329,000 and $331,000) for the nine months ended September 30, 2013 and 2012, respectively. The noncontrolling interest of the joint venture partner of approximately $(16,000) and $(7,000) as of September 30, 2013 and December 31, 2012, respectively, is reported in the accompanying consolidated balance sheets. The Company’s investment in 720 University real property and improvements was approximately $11,746,000 and $11,975,000 as of September 30, 2013 and December 31, 2012, respectively.

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

In March 2012, the Company made a priority capital contribution to TOTB in the amount of $7,200,000. TOTB then purchased PRC’s member interest in TOTB for $7,200,000. Thus, the remaining members in TOTB are now the Company and OFG.  On the same date, the Company and OFG executed an amendment to the TOTB operating agreement to set the percentage of capital held by each at 80.74% for the Company and 19.26% for OFG based on the dollar amount of capital invested in the properties/TOTB (excluding Preferred Class A Units discussed below). Income and loss allocations are now made based on these percentages after a 15% preferred return to the Company based on its $2,583,000 contribution to TOTB in 2011 (Preferred Class A Units). The change in capital as a result of the PRC buyout and the amended agreement resulted in an increase to the Company’s capital of approximately $2,760,000, in addition to the $7,200,000 paid to acquire PRC’s interest. The assets, liabilities, income and expenses of TOTB have been consolidated into the accompanying consolidated balance sheets and statements of operations of the Company. The non-controlling interest of OFG totaled approximately $5,990,000 and $6,055,000 as of September 30, 2013 and December 31, 2012, respectively.

The net income (loss) to the Company from TOTB was approximately $110,000 and $148,000 (including depreciation of $150,000 and $0, respectively) for the three months ended September 30, 2013 and 2012, respectively, and $20,000 and $(216,000) (including depreciation of $748,000 and $299,000) for the nine months ended September 30, 2013 and 2012, respectively (including non-controlling interest income or expense during those periods).

As of June 30, 2013, the properties had been moved from “Held for sale” to “Held for investment” as they are no longer being marketed and sales were not expected within the next year. The transfer resulted in the Company recording approximately $598,000 of depreciation expense during the quarter ended June 30, 2013 and $150,000 during the quarter ended September 30, 2013. The Company is currently pursuing renovations to the vacant building so that this property can be leased or sold in the future and is also attempting to secure financing for the proposed project.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

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

In February 2013, the Company’s beneficial interest in the delinquent loans discussed above was transferred to TSV. In May 2013, TSV foreclosed on all of the remaining deeds of trust secured by ten parcels (not including one parcel where it held a third deed of trust - see below) and gained ownership of the related land.

In July 2013, TSV advanced $660,000 to obtain a release of a second deed of trust that was senior to TSV’s loan on a single parcel in the second phase of the Project and then agreed to a payoff amount of $1,000,000 on a first deed of trust that secured this parcel and another parcel TSV foreclosed on in May 2013 and was thereby assumed by TSV at the time of foreclosure. The holders of this senior lien agreed to forgo all delinquent interest in exchange for a principal reduction payment of $300,000 to reduce the note to $700,000 ($100,000 of such principal payment had been made as of September 30, 2013 and an additional $200,000 repayment was made in October 2013). The note is due on August 1, 2017 with interest only payments due quarterly at 5% interest. TSV foreclosed on this parcel during the quarter ended September 30, 2013.

After the final trustee sale during the quarter ended September 30, 2013, TSV now owns a total of 20 parcels which includes all of the parcels necessary to complete the first phase of the Project and which includes eight of nine parcels fronting U.S. Highway 50 or South Lake Tahoe Blvd. Management made the decision to purchase these parcels and notes in order to protect the Company’s existing investment in the loans by securing controlling ownership of the first phase of the Project.  With this control, TSV secured the building permits to construct the first phase of the project consisting of 30,507 square feet of retail space and began construction during the quarter ended September 30, 2013. The Company signed a construction contract for the first phase of the Project in the amount of $15,153,566. TSV has capitalized approximately $6,365,000 in design, engineering, construction and other related development costs (including legal, consulting, property taxes and interest) as of September 30, 2013.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

The approximate net income (loss) from Company real estate properties held within wholly-owned limited liability companies and other properties held for investment and sale with significant operating results (including gains/losses from sales), for the nine months ended September 30, 2013 and 2012 were as follows:

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Anacapa Villas, LLC (sold in 2012)	$(4,000)	$41,000
Dation, LLC (sold in 2012 and 2013)	7,000	2,000
DarkHorse Golf Club, LLC (golf course sold in 2012)	(166,000)	(151,000)
Lone Star Golf, LLC	(62,000)	(79,000)
Baldwin Ranch Subdivision, LLC	(70,000)	(76,000)
The Last Resort and Marina, LLC	(17,000)	(16,000)
33rd Street Terrace, LLC (sold in 2012)	5,000	80,000
54th Street Condos, LLC	(34,000)	(258,000)
Wolfe Central, LLC	298,000	320,000
AMFU, LLC	38,000	(15,000)
Phillips Road, LLC	73,000	71,000
550 Sandy Lane, LLC (sold in 2012)	2,000	150,000
1401 on Jackson, LLC (sold in 2013)	249,000	27,000
Broadway & Commerce, LLC	38,000	68,000
Brannan Island, LLC (foreclosed in 2013)	(49,000)	—
Light industrial building, Paso Robles, California	141,000	137,000
Undeveloped industrial land, San Jose, California	(84,000)	(113,000)
Office condominium complex, Roseville, California	137,000	(39,000)
Storage facility/business, Stockton, California	224,000	205,000
Industrial building, Chico, California (sold in 2012)	1,000	1,678,000
Undeveloped land, Gypsum, Colorado	(205,000)	(257,000)
Retail complex, Hilo, Hawaii (sold in 2013)	20,000	—

Certain of the Company’s real estate properties held for sale and investment are leased to tenants under noncancellable leases with remaining terms ranging from one to thirteen years. Certain of the leases require the tenant to pay all or some operating expenses of the properties. The future minimum rental income from noncancellable operating leases due within the five years subsequent to September 30, 2013 and thereafter is as follows:

Year ending September 30:
2014	$5,466,227
2015	2,452,081
2016	2,090,444
2017	1,478,306
2018	1,167,203
Thereafter (through 2026)	2,890,051

$15,544,312

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

OFG, at its sole discretion may, on a monthly basis, adjust the management and servicing fees as long as they do not exceed the allowable limits calculated on an annual basis. Even though the fees for a month may exceed 1/12 of the maximum limits, at the end of the calendar year the sum of the fees collected for each of the 12 months must be equal to or less than the stated limits. Management fees amounted to approximately $373,000 and $405,000 for the three months ended September 30, 2013 and 2012, respectively, and $1,265,000 and $1,301,000 for the nine months ended September 30, 2013 and 2012, respectively, and are included in the accompanying consolidated statements of operations. Servicing fees amounted to approximately $34,000 and $41,000 for the three months ended September 30, 2013 and 2012, respectively, and $115,000 and $123,000 for the nine months ended September 30, 2013 and 2012, respectively, and are included in the accompanying consolidated statements of operations. As of September 30, 2013 and December 31, 2012, the Company owed management and servicing fees to OFG in the amount of approximately $271,000 and $298,000, respectively.

The maximum servicing fees were paid to OFG during the nine months ended September 30, 2013 and 2012. If the maximum management fees had been paid to OFG during the nine months ended September 30, 2013, the management fees would have been $1,269,000 (increase of $4,000), which would have decreased net income by approximately 0.05%. If the maximum management fees had been paid to OFG during the nine months ended September 30, 2012, the management fees would have been $1,356,000 (increase of $55,000), which would have increased net loss by approximately 22.7%.

In determining the management fees to pay to OFG, OFG may consider a number of factors, including current market yields, delinquency experience, un-invested cash and real estate activities. OFG expects that the management fees it receives from the Company will vary in amount and percentage from period to period. However, due to reduced levels of mortgage investments held by the Company, during the nine months ended September 30, 2013, OFG has chosen to take close to the maximum compensation that it is able to take pursuant to the Management Agreement and will likely continue to take the maximum compensation for the foreseeable future.

Pursuant to the Management Agreement, OFG receives all late payment charges from borrowers on loans owned by the Company. The amounts paid to or collected by OFG for such charges totaled approximately $1,000 for the three months ended September 30, 2013 and 2012, and $3,000 and $36,000 for the nine months ended September 30, 2013 and 2012, respectively. In addition, the Company remits other miscellaneous fees to OFG, which are collected from loan payments, loan payoffs or advances from loan principal (i.e. funding, demand and partial release fees). The amounts paid to or collected by OFG for such fees totaled approximately $1,000 and $0 during the nine months ended September 30, 2013 and 2012, respectively.

OFG originates all loans the Company invests in and receives loan origination and extension fees from borrowers. During the three and nine months ended September 30, 2013, OFG earned approximately $440,000 and $464,000 in loan fees on loans originated of $10,892,000 and $12,137,000, respectively. Of such fees, $55,000 is a back end fee and will not be collected by OFG until the subject loan is paid off. OFG earned $24,000 in fees on an $800,000 Company loan that was extended during the nine months ended September 30, 2012, which was paid to OFG upon the payoff of the subject loan in June 2013.

OFG is reimbursed by the Company for the actual cost of goods, services and materials used for or by the Company and paid by OFG and the salary and related salary expense of OFG’s non-management and non-supervisory personnel performing services for the Company which could be performed by independent parties (subject to certain limitations in the Management Agreement). The amounts reimbursed to OFG by the Company were $191,000 and $170,000 during the three months ended September 30, 2013 and 2012, respectively, and $560,000 and $500,000 during the nine months ended September 30, 2013 and 2012, respectively.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE 8 - NOTES PAYABLE

The Company has a note payable to a bank through its investment in 720 University (see Note 6), which is secured by the retail development located in Greeley, Colorado. The remaining principal balance on the note was approximately $9,961,000 and $10,085,000 as of September 30, 2013 and December 31, 2012, respectively. The note required monthly interest-only payments until March 1, 2010 at a fixed rate of 5.07% per annum. Commencing April 1, 2010, the note became amortizing and monthly payments of $56,816 are now required, with the balance of unpaid principal due on March 1, 2015. Interest expense was approximately $129,000 and $131,000 for the three months ended September 30, 2013 and 2012, respectively, and $385,000 and $393,000 for the nine months ended September 30, 2013 and 2012, respectively.

The Company also has three notes payable in the aggregate amount of $4,200,000 and $3,300,000 as of September 30, 2013 and December 31, 2012, respectively, related to the foreclosure or purchase of nine parcels by TSV in 2013 and 2012. Two of the notes with principal balances totaling $3,300,000 require semi-annual interest-only payments of 5% per annum and are due in December 2016 and one note with a principal balance of $900,000 requires quarterly interest-only payments of 5% per annum and is due in August 2017. In October 2013 (subsequent to quarter end), the Company repaid $200,000 of principal on the $900,000 note per the agreement with the lender. The Company paid approximately $83,000 of interest on two of the notes during the nine months ended September 30, 2013. As of September 30, 2013 and December 31, 2012, there is approximately $54,000 in accrued but unpaid interest on these notes. All interest paid/accrued has been capitalized to the basis of the land now under development.

The following table shows maturities by year on these notes payable as of September 30, 2013:

Year ending September 30:
2014	$373,885
2015	9,786,680
2016	—
2017	4,000,000
$14,160,565

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

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

On August 9, 2013, the Board of Directors authorized a Rule 10b5-1 stock repurchase plan (the “Repurchase Plan”) under which the Company may buy up to the lesser of $7 million of its common stock or five percent of the shares of common stock outstanding as of that date. Under the Repurchase Plan, repurchases will be funded from available working capital, and the repurchased shares will return to the status of authorized but unissued shares of common stock. A Rule 10b5-1 plan permits the Company to repurchase shares at times when it might otherwise be prevented from doing so. The Repurchase Plan provides for stock repurchases to commence on September 23, 2013, and is subject to certain price, volume and timing constraints specified in the brokerage agreement. There is no guarantee as to the exact number of shares that will be repurchased by the Company. The Repurchase Plan is set to expire on May 19, 2014, although the Company may terminate the Repurchase Plan at any time. As of September 30, 2013, the Company had repurchased 36,860 shares of its common stock for a total cost of approximately $460,000 (including commissions) and an average cost of $12.42 per share. The Company repurchased an additional 226,895 shares of its common stock subsequent to September 30, 2013 through November 6, 2013 (settlement date) for a total cost of approximately $2,840,000 (including commissions).

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

The contingency reserves required per the charter as of September 30, 2013 and December 31, 2012 were approximately $3,984,000 and $3,948,000 and are reported as restricted cash in the accompanying consolidated balance sheets. Cash and cash equivalents as of the same dates were accordingly maintained as reserves.

Escrow Deposits

As part of the parcel purchases by TSV in December 2012, the Company deposited approximately $2,316,000 into an escrow account to pay delinquent property taxes on the parcels purchased once property reassessments were completed. The reassessments were completed in February 2013 and approximately $1,691,000 in delinquent taxes was paid out of the escrow account.  The remaining escrow funds of approximately $625,000 were remitted back to TSV during the nine months ended September 30, 2013.

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

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

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

Impaired Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established.  A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement or when monthly payments are delinquent greater than ninety days. Once a loan is identified as impaired, management measures impairment in accordance with ASC 310-10-35.  The fair value of impaired loans is estimated by either an observable market price (if available) or the fair value of the underlying collateral, if collateral dependent.  The fair value of the loan’s collateral is determined by third party appraisals (by licensed appraisers), broker price opinions, comparable properties or other indications of value. Those impaired loans not requiring an allowance represent loans for which the fair value of the collateral exceed the recorded investments in such loans. At September 30, 2013 and December 31, 2012, the majority of the total impaired loans were evaluated based on the fair value of the collateral by obtaining third party appraisals that valued the collateral primarily by utilizing an income or market approach or some combination of the two.  In accordance with ASC 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser using observable market data, the Company records the impaired loan as nonrecurring Level 2.  When an appraised value is not available, management determines the fair value of the collateral is further impaired below the appraised value or there is no observable market data included in a current appraisal, the Company records the impaired loan as nonrecurring Level 3. Unobservable market data included in appraisals often includes adjustments to comparable property sales for such items as location, size and quality to estimate fair values using a sales comparison approach.  Unobservable market data also includes cash flow assumptions and capitalization rates used to estimate fair values under an income approach.

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

The following tables present information about the Company’s assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2013 and December 31, 2012:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2013
Nonrecurring:
Impaired loans:
Commercial	$ 632,988	—	—	$ 632,988
Residential	4,339,200	—	—	4,339,200
Total	$ 4,972,188	—	—	$ 4,972,188

Real estate properties:
Land	$ 15,307,609	—	—	$ 15,307,609
Marina	408,000	—	—	408,000
Total	$ 15,715,609	—	—	$ 15,715,609

December 31, 2012
Nonrecurring:
Impaired loans:
Commercial	$ 632,795	—	—	$ 632,795
Residential	4,339,200	—	—	4,339,200
Land	6,184,845	—	—	6,184,845
Total	$ 11,156,840	—	—	$ 11,156,840

Real estate properties:
Land	$ 15,365,233	—	—	$ 15,365,233
Residential	8,517,932			8,517,932
Retail	1,662,889	—	—	1,662,889
Marina	408,000			408,000
Total	$ 25,954,054	—	—	$ 25,954,054

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

The (reversal) provision for loan losses based on the fair value of loan collateral less estimated selling costs for the impaired loans above totaled approximately $(11,000) and $549,000 during the three months ended September 30, 2013 and 2012, respectively, and $0 and $871,000 during the nine months ended September 30, 2013 and 2012, respectively. Impairment losses were recorded on real estate properties in the amounts of approximately $0 and $615,000 during the three months ended September 30, 2013 and 2012, respectively, and $0 and $1,033,000 during the nine months ended September 30, 2013 and 2012, respectively.

During the nine months ended September 30, 2013 and 2012, there were no transfers in or out of Levels 1 and 2.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2013:

Description	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)

Impaired Loans:

Commercial	$632,988	Appraisal	Estimate of Future Improvements	13.9%
			Discount Rate	9.5%
Residential	$4,339,200	Appraisal	Capitalization Rate	6%

Real Estate Properties:

Marina	$408,000	Appraisal	Comparable Sales Adjustment Range	0% to 1.45%
			Capitalization Rate	8.2%
			Estimate of Future Improvements	17.8%
Land	$15,307,609	Appraisal	Comparable Sales Adjustment Range	-70.3% to 62.7% (-23.7% to 24.8%)
			Discount Rate	25.0%
			Estimate of Future Improvements	26.6%

Where only one percentage is presented in the above table there was only one unobservable input of that type for one loan or property. Adjustments to comparable sales included items such as market conditions, location, size, condition, access/frontage and intended use.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

The approximate carrying amounts and estimated fair values of financial instruments at September 30, 2013 and December 31, 2012 are as follows:
		Fair Value Measurements at September 30, 2013
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$24,727,000	$24,727,000	$—	$—	$24,727,000
Restricted cash	3,984,000	3,984,000	—	—	3,984,000
Loans, net	48,434,000	—	—	48,434,000	48,434,000
Investment in limited liability company	2,180,000	—	—	2,180,000	2,180,000
Interest and other receivables	1,501,000	—	248,000	1,253,000	1,501,000

Financial liabilities
Due to Manager	$271,000	$—	$271,000	$—	$271,000
Accrued interest payable	96,000	—	96,000	—	96,000
Notes payable	14,161,000	—	—	14,212,000	14,212,000

		Fair Value Measurements at December 31, 2012
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$21,132,000	$21,132,000	$—	$—	$21,132,000
Restricted cash	6,264,000	6,264,000	—	—	6,264,000
Loans, net	45,844,000	—	—	45,844,000	45,844,000
Investment in limited liability company	2,142,000	—	—	2,142,000	2,142,000
Interest and other receivables	3,485,000	—	1,890,000	1,595,000	3,485,000

Financial liabilities
Due to Manager	$298,000	$—	$298,000	$—	$298,000
Accrued interest payable	56,000	—	56,000	—	56,000
Notes payable	13,385,000	—	—	13,461,000	13,461,000

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

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Environmental Remediation Obligations

The Company has an obligation to pay all required costs to remediate and monitor contamination of the real properties owned by 1850. As part of the Operating Agreement executed by the Company and its joint venture partner in 1850, Nanook, the Company has indemnified Nanook against all obligations related to the expected costs to monitor and remediate the contamination. In 2008, the Company had accrued an amount that a third party consultant had estimated will need to be paid to monitor and remediate the site. The majority of clean-up activities were completed during 2012 as part of the tenant’s construction of a new building on the site. Thus, approximately $460,000 was paid by the Company from the previously established liability, and an additional $100,000 was accrued during the year ended December 31, 2012 as a result of an updated estimate of future costs to be incurred. If additional amounts are required, it will be an obligation of the Company. As of September 30, 2013 and December 31, 2012, approximately $63,000 and $70,000 of this obligation remains accrued on the Company’s books. All costs for this remediation will be paid from cash reserves.

During the course of due diligence performed by a potential buyer of TOTB in the year ended December 31, 2012, a low level of arsenic was found in the ground water of a monitoring well located on the property owned by TOTB. While the level of arsenic exceeds the minimum level acceptable for drinking water standards, the water under this property is subject to tidal influence and is not used for domestic consumption.  The Company and OFG have retained an environmental consultant to perform additional testing and analysis with the goal of petitioning the appropriate governmental agency to issue a no further action letter for this property due to the low level of contamination and the low quality of the ground water under the property.  At this time, the costs of any potential remediation and/or monitoring are unknown and cannot be estimated. As of September 30, 2013, approximately $52,000 has been accrued and/or paid as an estimate of the environmental consultant’s costs to perform testing and analysis.

Contractual Obligations

The Company has entered into various contracts for design, engineering, permit approval and construction of the land owned by TSV. The aggregate amount of these contracts as of the date of this filing is approximately $16,967,000 of which approximately $3,942,000 has been incurred to September 30, 2013. All costs for this project will be paid from cash reserves and/or construction financing to be obtained in the future.

The Company has also entered into a contract for the initial design, architectural and engineering services related to the possible renovation of the vacant building owned by TOTB in the amount of $150,000 of which approximately $69,000 has been incurred to date.

Legal Proceedings

The Company is involved in various legal actions arising in the normal course of business.  In the opinion of management, such matters will not have a material effect upon the financial position of the Company.

NOTE 13 – SUBSEQUENT EVENTS

In September 2013, the Board of Directors authorized a dividend of $0.016 per share of common stock that was paid on October 14, 2013 to stockholders of record at the close of business on October 5, 2013.

In October 2013, the Board of Directors authorized a dividend of $0.016 per share of common stock that is payable on November 13, 2013 to stockholders of record at the close of business on November 5, 2013.

Pursuant to the Repurchase Plan, the Company repurchased an additional 226,895 shares of its common stock subsequent to September 30, 2013 through November 6, 2013 (settlement date) for a total cost of approximately $2,840,000 (including commissions).

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

Our primary sources of revenue are interest income earned on our mortgage investment portfolio and revenues we generate from our operating real estate assets. The Company has resumed originating commercial mortgage loans and, between May and September 2013, the Company originated $24.037 million of commercial real estate loans (including $11.9 million in carryback financing from the sales of real estate properties). The Company also originated an additional $2.5 million in mortgage loans in October 2013 (subsequent to quarter end). While we believe the Company is well positioned to capitalize on lending opportunities as the economy continues to recover, there can be no assurances that the Company will be able to identify and make loans to suitable commercial real estate borrowers.

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

Over the past six years, the Company has experienced increased delinquent loans and foreclosures which have created substantial losses for the Company. In addition, the Company now owns significantly more real estate than in the past, which has reduced cash flow and net income. As of September 30, 2013, approximately 57% of Company loans are impaired and/or past maturity. The Company now owns approximately $132 million of real estate held for sale or investment, which is approximately 62% of total assets. During the three month period ended September 30, 2013, the Company sold one unit in an office condominium complex for proceeds of $409,000 and a recognized gain of $216,000. The Company will continue to attempt to sell many of the remaining properties but may need to sell them for losses or wait until market values recover. In addition, under the REIT tax rules, the Company may be subject to a “prohibited transaction” penalty tax on tax gains from the sale of its properties in certain circumstances. In order to fit within a REIT “safe harbor” and avoid prohibited transaction tax, the Company expects to wait to sell any property that would result in tax gain until it has held such property for at least two years after the conversion and to limit the number of properties it sells each year.

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

Our Investor Relations Department can be contacted at 2221 Olympic Blvd., Walnut Creek, CA 94595, Attn: Investor Relations, or at (925) 239-7001.

Business Strategy

Our primary business objective is to provide our stockholders with attractive risk-adjusted returns by producing consistent and predictable dividends while maintaining a strong balance sheet. We believe we have positioned the Company for future growth and seek to increase funds from operations, or FFO, and distributions to stockholders through active portfolio management and execution of our business plan which is outlined below:

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

Current Market Conditions, Risks and Recent Trends

During the first nine months of 2013 the global capital, credit and real estate markets continued to slowly recover from the economic downturn which began in 2007, and we expect this trend to continue through 2013. However, despite these improvements, the overall market recovery remains uncertain. Should the economy regress, the commercial real estate sector may experience additional losses and operating challenges.

Critical Accounting Policies

Please refer to the section of OMIF’s Annual Report on Form 10-K for the year ended December 31, 2012 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Critical Accounting Policies” for a discussion of our critical accounting policies. During the nine months ended September 30, 2013, there were no material changes to these policies.

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

Results of Operations

Net income attributable to common stockholders of the Company decreased approximately $413,000 during the three months ended September 30, 2013 as compared to the same period in 2012. This decrease was primarily a result of the following:

•
A decrease in gain on sales of real estate as two real estate properties were sold during the three months ended September 30, 2012 resulting in net gain of approximately $1,859,000 during the period, whereas only one unit in an office condominium complex was sold during the three months ended September 30, 2013, resulting in a gain of approximately $216,000 and the Company recognized deferred gain of $36,000 related to the sale of the retail complex located in Hilo, Hawaii in May 2013 (due to repayments of $250,000 on the carryback loan received during the third quarter) . In addition, there was an increase in depreciation and amortization expense of approximately $168,000 and general and administrative expenses of approximately $125,000 during the three months ended September 30, 2013 as further discussed below.

•
The above items that decreased net income were partially offset by a decrease in the provision for loan losses of approximately $971,000 during the three months ended September 30, 2013 related primarily to the reversal of the general loan loss allowance as a result of a decrease in the balance of non-delinquent loans on which the historical loss factor is applied to arrive at the allowance amount. In addition, the Company recorded impairment losses on certain real estate properties of approximately $615,000 during the three months ended September 30, 2012. No impairment losses were recorded during the three months ended September 30, 2013.

Summary of Financial Results
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Total revenues	$3,676,957	$4,326,847	$11,841,791	$12,236,027
Total expenses	3,223,871	5,112,898	3,928,319	14,130,680
Operating income (loss)	453,086	(786,051)	7,913,472	(1,894,653)
Gain on sale of real estate, net	251,887	1,859,230	2,712,096	2,652,542
Net income	704,973	1,073,179	10,625,568	757,889
Less: Net loss (income) attributable to non-controlling interests	(3,899)	41,149	(2,063,545)	(515,289)
Net income attributable to common stockholders	$701,074	$1,114,328	$8,562,023	$242,600
Net income per common share (basic and diluted)	$0.06	$0.10	$0.76	$0.02
Weighted average number of common shares outstanding	11,196,646	11,198,119	11,197,622	11,198,119
Dividends declared per share of common stock	0.05	0.03	0.20	0.06

Three and Nine Months Ended September 30, 2013 Compared to Three and Nine Months Ended September 30, 2012

Total Revenues

Interest income on loans decreased $110,000 (12.8% decrease) and increased $351,000 (17.5% increase) during the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012. The decrease during the quarter ended September 30, 2013 was primarily due to a decrease in interest collected on delinquent loans during the quarter and due to the full repayment of one non-delinquent loan with a principal balance of $9,000,000 in July 2013. The increase during the nine months ended September 30, 2013 was primarily due to an increase in past due interest collected on delinquent loans and an increase in the average balance of performing loans between 2012 and 2013. For the nine months ended September 30, 2013 and 2012, the average balance of performing loans was approximately $26,212,000 and $13,510,000, respectively.

Rental and other income from real estate properties decreased $540,000 (15.8% decrease) and $1,697,000 (16.8% decrease) during the three and nine months ended September 30, 2013, as compared to the same periods in 2012, primarily due to the sale of five operating properties during the latter part of 2012 and two operating properties during the nine months ended September 30, 2013.

Total Expenses

Management fees amounted to approximately $373,000 and $405,000 for the three months ended September 30, 2013 and 2012, respectively, and $1,265,000 and $1,301,000 for the nine months ended September 30, 2013 and 2012, respectively. Servicing fees amounted to approximately $34,000 and $41,000 for the three months ended September 30, 2013 and 2012, respectively, and $115,000 and $123,000 for the nine months ended September 30, 2013 and 2012, respectively.

The maximum servicing fees were paid to the manager during the nine months ended September 30, 2013 and 2012. If the maximum management fees had been paid to the manager during the nine months ended September 30, 2013, the management fees would have been $1,269,000 (increase of $4,000), which would have decreased net income by approximately 0.05%. If the maximum management fees had been paid to the manager during the nine months ended September 30, 2012, the management fees would have been $1,356,000 (increase of $55,000), which would have decreased net income by approximately 22.7%.

The maximum management fee permitted under the Management Agreement is 2.75% per year of the average unpaid balance of mortgage loans. For the years 2010, 2011 and 2012 and the nine months ended September 30, 2013 (annualized), the management fees were 1.00%, 2.19%, 2.67% and 2.74% of the average unpaid balance of mortgage loans, respectively. Although management fees as a percentage of mortgage loans have increased substantially between 2010 and 2013, the total dollar amount of management fees paid to the manager has decreased because the weighted balance of the loan portfolio has decreased by approximately 66% between 2010 and 2013.

In determining the management fees, the manager may consider a number of factors, including current market yields, delinquency experience, un-invested cash and real estate activities. The manager expects that the management fees it receives from the Company will vary in amount and percentage from period to period. However, due to reduced levels of mortgage investments held by the Company, during the nine months ended September 30, 2013, the manager chose to take close to the maximum compensation that it is able to take pursuant to the charter and will likely continue to take the maximum compensation for the foreseeable future.

General and administrative expense increased $125,000 (33.8% increase) and $45,000 (4.0% increase) during the three and nine months ended September 30, 2103, as compared to the same periods in 2012 . The increases were due primarily to new expenses incurred as a result of the Merger including travel, marketing, dues, insurance, listing fees, directors’ fees and transfer agent fees, among others.

Rental and other expenses on real estate properties decreased $554,000 (21.1% decrease) and $1,382,000 (17.8% decrease) during the three and nine months ended September 30, 2013, as compared to the same periods in 2012, primarily due to the sales of five operating properties during the latter part of 2012 and two operating properties during the nine months ended September 30, 2013.

Depreciation and amortization expense increased $168,000 (45.1% increase) and $96,000 (5.2% increase) during the three and nine months ended September 30, 2013, as compared to the same periods in 2012, primarily due to the recording of approximately $598,000 of depreciation on the property held within TOTB Miami, LLC in June 2013 when the property was transferred from “Held for sale” to “Held for investment”. This increase was partially offset by a decrease in depreciation recorded as a result of the sales of seven operating properties during the last half of 2012 and in 2013 to date.

Environmental remediation expense decreased $100,000 (100% decrease) during the nine months ended September 30, 2013, as compared to the same period in 2012, due to an additional accrual recorded by the Company in 2012 as a result of an updated estimate of future costs to be incurred to remediate and monitor the contamination of the real properties owned by 1850 De La Cruz, LLC.

The reversal of the provision for loan losses of $(420,000) and $(7,376,000) during the three and nine months ended September 30, 2013 was the result of an analysis performed on the loan portfolio. The general loan loss allowance decreased $409,000 and $710,000 during the three and nine month periods in 2013 due to a decrease in the historical loss rate utilized during the second quarter of 2013 and a decrease in the balance of non-delinquent loans during the nine month period. The loss rate applied to non-delinquent loans was lowered as a supplemental loss factor utilized over the past five years for the concentration of loans was no longer applicable given the Company’s current loan portfolio and favorable economic and market conditions. The specific loan loss allowance decreased $11,000 and $6,666,000 during the three and nine month periods ended September 30, 2013, as reserves were adjusted on five impaired loans, the largest of which was adjusted during the second quarter of 2013 due to a new appraisal obtained near the time of foreclosure. The Company recorded a provision for loan losses of $552,000 and $399,000 during the three and nine months ended September 30, 2012.

The impairment losses on real estate properties of $615,000 and $1,033,000 during the three and nine months ended September 30, 2012 were the result of updated appraisals or other valuation information obtained on certain Company real estate properties in 2012.

Gain on Sales of Real Estate

Gain on sales of real estate decreased $1,607,000 and increased $60,000 during the three and nine months ended September 30, 2013, as compared to the same periods in 2012. During the three months ended September 30, 2013, the Company sold one unit in an office condominium complex located in Roseville, California for gain of $216,000 and recognized deferred gain of $36,000 related to the sale of the retail complex located in Hilo, Hawaii in May 2013 (due to repayments of $250,000 on the carryback loan received during the third quarter). The Company also sold the industrial land located in Pomona, California for gain of $2,174,000 and the condominium and commercial units in Oakland, California for gain of $207,000 during the nine months ended September 30, 2013, among others (see below under Real Estate Properties Held for Sale and Investment). During the nine months ended September 30, 2012, the Company recognized a gain of $1,863,000 from the sale of the industrial building located in Chico, California, a loss of $4,000 from the sale of a house in the manufactured home subdivision in Ione, California, a loss of $12,000 from the sale of the remaining model home owned by Dation, LLC, and recognized $805,000 in deferred gain related to the sale of the Bayview Gardens property in 2006 as the carryback note was repaid in full by the buyer/borrower during 2012.

Net Loss (Income) Attributable to Non-Controlling Interests

Net loss (income) attributable to non-controlling interests increased $1,548,000 during the nine months ended September 30, 2013, as compared to the same period in 2012, due primarily to the sale of the land owned by 1875 W. Mission Blvd., LLC during 2013 resulting in gain on sale of approximately $2,174,000. As the Company only received its basis in 1875 of $5,078,000 upon sale, the full gain was attributable to the non-controlling interest. Non-controlling interest income from TOTB decreased approximately $541,000 during the nine months ended September 30, 2013, as compared to 2012, due to a change in ownership interests in the LLC as a result of the buyout of PRC and an amendment to the TOTB operating agreement during the first quarter of 2012.

Financial Condition

September 30, 2013 and December 31, 2012

Loan Portfolio

During the quarter ended September 30, 2013, the Company rewrote two loans in the aggregate amount of $10,892,000 (original principal balances totaling $3,730,000) and received full or partial payoffs on two loans totaling $9,250,000. In addition, the Company foreclosed on its remaining deed of trust secured by one parcel of land located in South Lake Tahoe, California in the amount of $1,660,000.

The number of Company mortgage investments decreased from 24 to 19, and the average loan balance decreased from $2,928,000 to $2,822,000, between December 31, 2012 and September 30, 2013.

As of September 30, 2013 and December 31, 2012, the Company had eight and sixteen loans, respectively, that were impaired totaling approximately $29,347,000 (55%) and $49,252,000 (70%), respectively.  This included five and thirteen past maturity loans totaling $17,016,000 (32%) and $46,057,000 (66%), respectively. In addition, three and one loan(s) totaling approximately $1,290,000 (2%) and $690,000 (1%) were past maturity but current in monthly payments as of September 30, 2013 and December 31, 2012, respectively (combined total of impaired and past maturity loans of $30,637,000 (57%) and $49,942,000 (71%), respectively). Of the impaired and past maturity loans, approximately $6,981,000 (13%) and $28,225,000 (40%), respectively, were in the process of foreclosure and $0 and $4,493,000 (5%), respectively, involved borrowers who were in bankruptcy as of September 30, 2013 and December 31, 2012.

As of September 30, 2013 and December 31, 2012, approximately $53,349,000 (99.5%) and $70,161,000 (99.9%) of Company loans are interest-only and require the borrower to make a “balloon payment” on the principal amount upon maturity of the loan. To the extent that a borrower has an obligation to pay mortgage loan principal in a large lump sum payment, its ability to satisfy this obligation may be dependent upon its ability to sell the property, obtain suitable refinancing or otherwise raise a substantial cash amount. As a result, these loans involve a higher risk of default than fully amortizing loans. Borrowers occasionally are not able to pay the full amount due at the maturity date.  The Company may allow these borrowers to continue making the regularly scheduled monthly interest payments for certain periods of time to assist the borrower in meeting the balloon payment obligation without formally filing a notice of default.  These loans for which the principal is due and payable, but the borrower has failed to make such payment of principal, are referred to as “past maturity loans”. As of September 30, 2013 and December 31, 2012, the Company had eight and fourteen past maturity loans totaling approximately $18,306,000 and $46,747,000, respectively.

The Company foreclosed on six loans during the nine months ended September 30, 2013 with aggregate principal balances totaling approximately $26,187,000 and obtained the properties via the trustee’s sales.

During the nine months ended September 30, 2012, the Company foreclosed on no loans.

As of September 30, 2013 and December 31, 2012, the Company held the following types of loans:

	September 30, 2013	December 31, 2012
By Property Type:
Commercial	$19,318,878	$21,884,292
Residential	29,124,575	19,199,631
Land	5,175,503	29,178,339
	$53,618,956	$70,262,262
By Position:
Senior loans	$50,198,956	$53,544,038
Junior loans	3,420,000	16,718,224
	$53,618,956	$70,262,262

The types of property securing the Company’s commercial real estate loans are as follows as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Commercial Real Estate Loans:
Retail	$2,740,000	$10,290,000
Assisted care	4,021,946	4,021,946
Office	10,044,932	3,708,468
Industrial	1,245,000	900,878
Marina	—	1,863,000
Golf course	1,267,000	1,100,000
	$19,318,878	$21,884,292

Scheduled maturities of loans secured by trust deeds as of September 30, 2013 and the interest rate sensitivity of such loans are as follows:

	Fixed	Variable
	Interest	Interest
	Rate	Rate	Total
Year ending September 30:
2013 (past maturity)	$18,305,714	$—	$18,305,714
2014	14,561,755	—	14,561,755
2015	—	7,500,000	7,500,000
2016	—	1,450,000	1,450,000
2017	1,245,000	—	1,245,000
2018	8,966,180	—	8,966,180
Thereafter (through Mar. 2028)	270,307	1,320,000	1,590,307
	$43,348,956	$10,270,000	$53,618,956

Variable rate loans may use as indices the one-year, five-year and 10-year Treasury Constant Maturity Index (0.10%, 1.39% and 2.64%, respectively, as of September 30, 2013), the prime rate (3.25% as of September 30, 2013) or the weighted average cost of funds index for Eleventh District savings institutions (0.96% as of September 30, 2013) or include terms whereby the interest rate is adjusted at a specific later date. Premiums over these indices have varied from 2.0% to 6.5% depending upon market conditions at the time the loan is made.

The following is a schedule by geographic location of loans secured by trust deeds as of September 30, 2013 and December 31, 2012:

	September 30, 2013	Portfolio	December 31, 2012	Portfolio
	Balance	Percentage	Balance	Percentage
Arizona	$7,535,000	14.05%	$7,535,000	10.72%
California	34,576,739	64.50%	52,774,682	75.12%
Hawaii	1,450,000	2.70%	—	—%
Louisiana	1,520,000	2.83%	1,320,000	1.88%
Pennsylvania	4,021,946	7.50%	4,021,946	5.72%
Utah	2,499,268	4.66%	2,594,631	3.69%
Washington	2,016,003	3.76%	2,016,003	2.87%
	$53,618,956	100.00%	$70,262,262	100.00%

As of September 30, 2013 and December 31, 2012, the Company’s loans secured by deeds of trust on real property collateral located in Northern California totaled approximately 51% ($27,077,000) and 64% ($45,275,000), respectively, of the loan portfolio. The Northern California region (which includes Monterey, Fresno, Kings, Tulare and Inyo counties and all counties north) is a large geographic area which has a diversified economic base. The ability of borrowers to repay loans is influenced by the economic strength of the region and the impact of prevailing market conditions on the value of real estate. In addition, as of September 30, 2013 approximately 79% of the Company’s mortgage loans were secured by real estate located in the states of California and Arizona, which, up until recently, have experienced dramatic reductions in real estate values over the past six years.

The Company’s investment in loans decreased by $16,643,000 (24%) during the nine months ended September 30, 2013 as a result of loan payoffs and foreclosures, net of carryback financing provided on sales of real estate and investment in new loans.

The allowance for loan losses decreased by $19,233,000 (reversal of provision and charge-offs) and increased by $399,000 during the nine months ended September 30, 2013 and 2012, respectively.  The manager believes that the allowance is sufficient given the estimated underlying collateral values of impaired loans. There is no precise method used by the manager to predict delinquency rates or losses on specific loans.  The manager has considered the number and amount of delinquent loans, loans subject to workout agreements and loans in bankruptcy in determining the allowance for loan losses, but there can be no absolute assurance that the allowance is sufficient.  Because any decision regarding allowance for loan losses reflects judgment about the probability of future events, there is an inherent risk that such judgments will prove incorrect.  In such event, actual losses may exceed (or be less than) the amount of any reserve.  To the extent that the Company experiences losses greater than the amount of its reserves, the Company may incur a charge to earnings that will adversely affect operating results and the amount of any dividends paid.

Changes in the allowance for loan losses for the nine months ended September 30, 2013 and 2012 were as follows:

	September 30, 2013	September 30, 2012
Balance, beginning of period	$24,417,897	$24,541,897
(Reversal of) provision for loan losses	(7,376,344)	399,179
Charge-offs	(11,856,697)	—
Balance, end of period	$5,184,856	$24,941,076

As of September 30, 2013 and December 31, 2012, there was a general allowance for loan losses of $1,094,000 and $1,804,000, respectively, and a specific allowance for loan losses on two and six loans in the total amount of $4,090,856 and $22,613,897, respectively.

Real Estate Properties Held for Sale and Investment

As of September 30, 2013, the Company held title to twenty-eight properties that were acquired through foreclosure with a total carrying amount of approximately $132,437,000 (including properties held in one corporation and eleven limited liability companies), net of accumulated depreciation on real estate held for investment of $9,078,000. As of September 30, 2013, properties held for sale total $5,926,000 and properties held for investment total $126,511,000. When the Company acquires property by foreclosure, it typically earns less income on those properties than could be earned on mortgage loans and may not be able to sell the properties in a timely manner.

Real estate properties held for sale as of September 30, 2013 and December 31, 2012 consists of the following properties acquired through foreclosure:

	September 30, 2013	December 31, 2012
Manufactured home subdivision development (6 lots), Ione, California	$35,464	$78,530
Undeveloped land in manufactured home subdivision development, Lake Charles, Louisiana (held within Dation, LLC) – sold during 2013	—	256,107
Undeveloped land, Auburn, California (held within DarkHorse Golf Club, LLC) – transferred to held for investment in 2013	—	103,198
Undeveloped, industrial land, San Jose, California – transferred from held for investment in 2013	1,958,400	—
Undeveloped, commercial land, Half Moon Bay, California – transferred from held for investment in 2013	1,468,800	—
Marina with 30 boat slips and 11 RV spaces, Oakley, California (held within The Last Resort and Marina, LLC)	408,000	408,000
Golf course, Auburn, California (held within Lone Star Golf, Inc.) – transferred from held for investment in 2013	1,961,284	—
Commercial buildings, Sacramento, California – transferred to held for investment in 2013	—	3,890,968
45 condominium and 2 commercial units, Oakland, California (held within 1401 on Jackson, LLC) – sold during 2013	—	8,517,932
169 condominium units and 160 unit unoccupied apartment building, Miami, Florida (held within TOTB Miami, LLC) – transferred to held for investment in 2013	—	33,855,211
1/7th interest in single family home, Lincoln City, Oregon	93,647	85,259
Industrial land, Pomona, California (held within 1875 West Mission Blvd., LLC) – sold during 2013	—	7,315,000
Office/retail complex, Hilo, Hawaii – sold during 2013	—	1,662,889
	$5,925,595	$56,173,094

Real estate held for investment is comprised of the following properties as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Light industrial building, Paso Robles, California	$1,429,360	$1,451,089
Office buildings, Roseville, California	775,870	777,366
Retail complex, Greeley, Colorado (held within 720 University, LLC)	11,746,111	11,974,751
Undeveloped, residential land, Madera County, California	726,580	726,580
Undeveloped, residential land, Marysville, California	403,200	403,200
Undeveloped land, Auburn, California (held within DarkHorse Golf Club, LLC) – transferred from held for sale in 2013	103,198	—
75 improved, residential lots, Auburn, California (held within Baldwin Ranch Subdivision, LLC)	3,878,544	3,878,544
Undeveloped, industrial land, San Jose, California – transferred to held for sale in 2013	—	1,958,400
Undeveloped, commercial land, Half Moon Bay, California – transferred to held for sale in 2013	—	1,468,800
Storage facility/business, Stockton, California	3,967,754	4,037,575
Two improved residential lots, West Sacramento, California	130,560	130,560
Undeveloped, residential land, Coolidge, Arizona	1,017,600	1,017,600
Office condominium complex (15 units in 2013 and 16 units in 2012), Roseville, California – 1 unit sold in 2013	3,838,794	4,019,876
Golf course, Auburn, California (held within Lone Star Golf, Inc.) – transferred to held for sale in 2013	—	1,959,492
Industrial building, Sunnyvale, California (held within Wolfe Central, LLC)	3,139,055	3,205,847
133 condominium units, Phoenix, Arizona (held within 54th Street Condos, LLC)	7,187,986	7,459,609
Medical office condominium complex, Gilbert, Arizona (held within AMFU, LLC)	4,793,193	4,860,573
61 condominium units, Lakewood, Washington (held within Phillips Road, LLC)	4,546,100	4,654,914
Commercial buildings, Sacramento, California – transferred from held for sale in 2013	3,890,968	—
169 condominium units and 160 unit unoccupied apartment building, Miami, Florida (held within TOTB Miami, LLC) – transferred from held for sale in 2013	33,143,374	—
12 condominium and 3 commercial units, Tacoma, Washington (held within Broadway & Commerce, LLC)	2,414,838	2,432,883
6 improved residential lots, Coeur D’Alene, Idaho	969,600	969,600
Unimproved, residential and commercial land, Gypsum, Colorado	5,756,993	5,760,000
Commercial land under development, South Lake Tahoe, California (held within Tahoe Stateline Venture, LLC)	30,646,164	8,452,996
Marina and yacht club with 179 boat slips, Isleton, California (held within Brannan Island, LLC)	2,005,490	—
	$126,511,332	$71,600,255

Changes in real estate held for sale and investment during the nine months ended September 30, 2013 and 2012 were as follows:

	September 30, 2013	September 30, 2012
Balance, beginning of period	$127,773,349	$145,591,660
Real estate acquired through foreclosure, net of specific loan loss allowance	19,602,478	—
Investments in real estate properties	4,916,273	2,436,773
Two homes given to JV partner in settlement of accrued management fees	—	(96,819)
Sales of real estate properties	(17,988,406)	(8,339,079)
Impairment losses on real estate properties	—	(1,033,266)
Depreciation of properties held for investment	(1,866,767)	(1,669,822)
Balance, end of period	$132,436,927	$136,889,447

Twelve of the Company’s twenty-eight properties do not currently generate revenue. Expenses from real estate properties (not including depreciation) have decreased from approximately $7,786,000 to $6,404,000 (17.8% decrease) for the nine months ended September 30, 2012 and 2013, respectively, and revenues associated with these properties have decreased from approximately $10,105,000 to $8,408,000 (16.8% decrease), thus generating net income from real estate properties of $2,004,000 during the nine months ended September 30, 2013 (compared to $2,319,000 for the same period in 2012).

Sales Activity

During the quarter ended September 30, 2013, the Company sold one unit in the office condominium complex located in Roseville, California for net sales proceeds of approximately $409,000 resulting in a net gain to the Company of approximately $216,000.

During the nine months ended September 30, 2013, the Company sold 45 residential and 2 commercial units located in Oakland, California and held within 1401 on Jackson, LLC via a land sales contract for $11,000,000 ($1,000,000 down with interest only payments of 4.5% interest due monthly with all remaining principal and interest due in one year), resulting in a gain to the Company of approximately $207,000 and deferred gain of approximately $2,073,000.

During the nine months ended September 30, 2013, the Company sold a retail complex located in Hilo, Hawaii for $1,950,000 with a $250,000 cash down payment and a $1,700,000 carryback note due in three years with monthly payments of interest only at a starting rate of 5% per annum. The note called for principal pay downs of $125,000 each within 30 and 60 days of issuance of the title policy on the property, both of which were paid by the borrower during the quarter ended September 30, 2013. The sale resulted in a gain to the Company of approximately $36,000 and deferred gain of approximately $246,000. An additional gain on sale of approximately $36,000 was recorded by the Company during the quarter ended September 30, 2013 as a result of the principal pay downs.

During the nine months ended September 30, 2013, the Company sold four lots (one including a manufactured home) in the manufactured home subdivision development located in Ione, California for aggregate net sales proceeds of approximately $73,000 resulting in a net gain to the Company of approximately $30,000.

During the quarter ended September 30, 2012, the Company sold the industrial building located in Chico, California for net sales proceeds of approximately $8,514,000 resulting in a gain to the Company of approximately $1,863,000 and sold one of the manufactured homes located in Ione, California for net sales proceeds of approximately $57,000 resulting in a loss to the Company of approximately $4,000.

During the nine months ended September 30, 2012, all of the improved lots and manufactured rental homes owned by Dation, LLC (“Dation”) were sold for $1,650,000 (comprised of cash of $330,000 and a note from the buyer of $1,320,000) resulting in no gain or loss to the Company. In addition, during the nine months ended September 30, 2012, the Company paid its joint venture partner a portion of its accrued management fees owed of approximately $147,000 in the form of $50,000 cash and two model homes with a book value of $97,000 as part of a settlement agreement to remove the joint venture partner as a member of Dation. The $1,320,000 note receivable from the sale was assigned to the Company. The remaining model home was sold during the nine months ended September 30, 2012 for cash of $25,000, resulting in a loss of approximately $12,000. During the nine months ended September 30, 2013, the Company sold the remaining parcel of land held within Dation, LLC for $300,000 with a $100,000 down payment and a $200,000 carryback note with interest only payments at 6% per annum due in one year. The sale resulted in a gain to the Company of approximately $13,000 and deferred gain of approximately $25,000.

1875 West Mission Blvd., LLC (“1875”) is a California limited liability company formed for the purpose of owning 22.41 acres of industrial land located in Pomona, California which was acquired by the Company and PNL (who were co-lenders in the subject loan) via foreclosure in August 2011. Pursuant to the Operating Agreement, the Company has a 60% membership interest in 1875 and was entitled to collect approximately $5,078,000 upon the sale of the property after PNL collects any unreimbursed LLC expenses it has paid and $1,019,000 in its default interest at the time of foreclosure. The land was sold during the nine months ended September 30, 2013 for net sales proceeds of approximately $9,489,000 resulting in gain on sale of $2,174,000. As the Company received its basis in 1875 of $5,078,000 upon sale, after noncontrolling interest expense to PNL, there was no net income or loss to the Company.

Foreclosure Activity

During the nine months ended September 30, 2013, Brannan Island, LLC (wholly owned by the Company) foreclosed on two first mortgage loans secured by a marina with 179 boat slips located in Isleton, California with an aggregate principal balance of $1,863,000 and obtained the property via the trustee’s sale. In addition, advances made on the loans or incurred as part of the foreclosures (such as legal fees and delinquent property taxes) in the total amount of approximately $140,000 were capitalized to the basis of the property. The amount capitalized at the time of foreclosure approximated the net fair market value of the property.  The property has been classified as held for investment as a sale is not expected within one year.

During the nine months ended September 30, 2013, TSV (wholly owned by the Company) foreclosed on a first mortgage loan secured by two undeveloped parcels of land located in South Lake Tahoe, California that was purchased at a discount during the same period with a principal balance of approximately $1,401,000 and obtained the property via the trustee’s sale. In addition, advances made on the loan or incurred as part of the foreclosure (including delinquent property taxes) in the total amount of approximately $335,000 were capitalized to the basis of the property. The fair market value of the land acquired was estimated to be higher than TSV’s basis in the subject loan, and, thus, a gain on foreclosure in the amount of approximately $952,000 was recorded. The property has been classified as held for investment along with several other parcels purchased/foreclosed by TSV during 2012 and 2013 as a sale is not expected within one year.

During the nine months ended September 30, 2013, TSV also foreclosed on three mortgage loans secured by first, second and third deeds of trust secured by ten undeveloped parcels of land located in South Lake Tahoe, California with principal balances totaling approximately $21,263,000 (total investment of $23,381,000 including advances made on the loans) and obtained the property via the trustee’s sale.Based on a recent appraisal dated June 30, 2013, it was determined that the fair value of the property was higher than the Company’s total investment in the loans (including a previously established loan loss allowance of $18,333,000), and a reversal to the provision for loan losses of approximately $6,476,000 was recorded at the time of foreclosure (for a net charge-off of $11,857,000). The property has been classified as held for investment along with several other parcels purchased and foreclosed on by TSV during 2012 and 2013 as a sale is not expected within one year. TSV foreclosed on its remaining deed of trust secured by one parcel of land located in South Lake Tahoe, California in July 2013.

During the nine months ended September 30, 2012, the Company recorded impairment losses on real estate held for sale and investment in the total amount of approximately $1,033,000, as a result of updated appraisals obtained or other indications of value.

Interest and Other Receivables

Interest and other receivables decreased from approximately $3,485,000 as of December 31, 2012 to $1,501,000 as of September 30, 2013 ($1,984,000 or 56.9% decrease) due primarily to a receivable recorded of approximately $1,500,000 from the sale of the golf course owned by DarkHorse Golf Club, LLC on December 31, 2012. The final sale proceeds were wired to the DarkHorse Golf Club LLC’s bank account on January 2, 2013.

Dividends Payable

Dividends payable decreased from approximately $1,234,000 as of December 31, 2012 to $180,000 as of
September 30, 2013 because distributions to OMIF partners for December 2012 were sent in early January 2013 (and thus accrued at December 31, 2012). The Board of Directors declared a dividend on September 25, 2013 in the amount of $180,000 that was paid on October 14, 2013 to stockholders of record at the close of business on October 5, 2013.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities increased from approximately $4,013,000 as of December 31, 2012 to approximately $5,343,000 as of September 30, 2013 ($1,330,000 or 33.2% increase), due primarily to increased payables as a result of the commencement of construction activities on the property owned by TSV during the quarter ended September 30, 2013 (approximately $2,793,000 was accrued as of September 30, 2013). This was partially offset by delinquent property taxes accrued on the parcels owned by TSV as of December 31, 2012 that were paid during the first quarter of 2013 and a decrease in accrued real estate related expenses due to the sale of seven real estate properties in late 2012 and 2013.

Deferred Gains

Deferred gains increased from approximately $1,327,000 as of December 31, 2012 to approximately $3,635,000 as of September 30, 2013 ($2,308,000 or 173.9% increase) due to the sale of three properties during the nine months ended September 30, 2013 which didn’t qualify for the recognition of full gain at the time of the related sales. As a result of principal repayments totaling $250,000 on the carryback loan provided on one of these sales during the quarter ended September 30, 2013, the Company recognized approximately $36,000 of gain during the quarter.

Notes Payable

Notes payable increased from approximately $13,385,000 as of December 31, 2012 to approximately $14,161,000 as of September 30, 2013 ($776,000 or 5.8% increase) due to the assumption of a first deed of trust in the amount of $1,000,000 as a result of the foreclosure of the Chateau at Lake Tahoe loans, net of repayment of approximately $124,000 of the note securing the property owned by 720 University, LLC and a principal repayment of $100,000 on the $1,000,000 note assumption during the quarter ended September 30, 2013.

Non-controlling Interests

Non-controlling interests decreased from approximately $8,049,000 as of December 31, 2012 to approximately $5,970,000 as of September 30, 2013 ($2,080,000 or 25.8% decrease), due primarily to the sale of the property owned by 1875 West Mission Blvd., LLC and the distribution to PNL (non-controlling interest) for their portion of the net sales proceeds during the nine months ended September 30, 2013.

Non-GAAP Financial Measures

Funds from Operations
        The Company utilizes supplemental non-GAAP measures of operating performance, including funds from operations (“FFO”), an industry-wide standard measure of REIT operating performance. We believe FFO provides investors with additional information concerning our operating performance and a basis to compare our performance with those of other REITs. We determine FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts ("NAREIT"), as net income (loss) attributable to common stockholders (computed in accordance with GAAP), plus depreciation and amortization of real estate assets, plus impairments of real estate assets and provisions for loan losses, reduced by gains (losses) from sales of real estate and extraordinary items, and after adjustments for unconsolidated ventures.

        Our calculation of FFO may not be comparable to similar measures reported by other REITs. This non‐GAAP financial measure should not be considered as an alternative to net income as a measure of our operating performance or to cash flows computed in accordance with GAAP as a measure of liquidity, nor is it indicative of cash flows from operating and financial activities.

        We urge investors to carefully review the GAAP financial information included as part of the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and quarterly earnings releases.
       The following table reconciles FFO to comparable GAAP financial measures:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Funds from Operations
Net income attributable to common stockholders	$ 701,074	$ 1,114,328	$ 8,562,023	$ 242,600
Adjustments:
Depreciation and amortization of real estate assets	516,546	315,233	1,866,767	1,669,822
Depreciation allocated to non-controlling interests	(31,404)	(3,164)	(151,919)	(67,122)
Provisions for impairment of real estate assets	-	614,786	-	1,033,266
(Reversal of) provision for loan losses	(419,860)	551,570	(7,376,344)	399,179
Gain on sales of real estate assets	(251,887)	(1,859,230)	(2,712,096)	(2,652,542)
Adjustments for unconsolidated ventures	(38,946)	(37,921)	(38,572)	(51,094)
FFO attributable to common stockholders	$ 475,523	$ 695,602	$ 149,859	$ 574,109
Basic and diluted FFO per common share	$ 0.04	$ 0.06	$ 0.01	$ 0.05

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

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover probable losses of the Company. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Loan losses deemed to be uncollectible are charged against the allowance for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses. As of September 30, 2013, management believes that the allowance for loan losses of approximately $5,185,000 is adequate in amount to cover probable losses. Because of the number of variables involved, the magnitude of swings possible and management’s inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by management. As of September 30, 2013, eight loans totaling $29,347,000 were impaired. This includes five past maturity loans totaling $17,016,000. In addition, three loans totaling $1,290,000 were also past maturity but current in monthly payments as of September 30, 2013 (combined total of past maturity and impaired loans of $30,637,000). After management’s evaluation of the loan portfolio, the Company recorded a decrease in the allowance for loan losses of approximately $7,376,000 (decrease in specific loan loss allowance of $6,666,000 and decrease in general allowance of $710,000) for the nine months ended September 30, 2013.  Management believes that the specific allowance for loan losses is sufficient given the estimated fair values of the underlying collateral of impaired and past maturity loans.

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

Our primary cash requirements are as follows:

•	to make new mortgage loans;
•	to improve and maintain real estate properties;
•	to repay principal and interest on our borrowings;
•	to pay our expenses, including compensation to our manager;
•	to pay U.S. federal, state, and local taxes of our TRSs; and
•	to distribute a minimum of 90% of our REIT taxable income and to make investments in a manner that enables us to maintain our qualification as a REIT.

We intend to meet these liquidity requirements primarily through the following:

•	the use of our cash and cash equivalent balances of $24,727,000 as of September 30, 2013;
•	cash generated from operating activities, including interest income from our loan portfolio and income generated from our real estate properties;
•	proceeds from the sales of real estate properties;
•	proceeds from future borrowings, including a possible new revolving line of credit; and
•	proceeds from potential future offerings of our equity securities.

The following table summarizes our cash flow activity for the periods presented:

	Nine Months Ended September 30,
	2013	2012
Net cash (used in) provided by operating activities	(287,330)	575,930

Net cash provided by investing activities	12,521,904	13,074,045

Net cash used in financing activities	(8,639,414)	(8,555,426)

Operating Activities

Cash flows from operating activities are primarily rental and other income from real estate properties, net of real estate expenses, and interest received from our investments in loans, partially offset by payment of operating expenses. For the nine months ended September 30, 2013, cash flows from operating activities decreased $863,000, compared to the nine months ended September 30, 2012. The decrease reflects reduced cash flow from rental properties as a result of the sale of seven operating properties in the latter part of 2012 and 2013 to date, net of increased interest income collected on loans during the period. In addition, the Company paid approximately $1,691,000 in delinquent property taxes out of escrow related to the TSV parcels during 2013.

Investing Activities

Net cash provided by investing activities for both periods presented reflect our investing activity. For the nine months ended September 30, 2013, cash flows from investing activities decreased $552,000. Approximately $12,522,000 was provided by investing activities during the nine months ended September 30, 2013 as $27,447,000 was received from the payoff of loans, sales of real estate properties, transfer from restricted to unrestricted and a distribution received from an equity investment, net of approximately $14,925,000 used for investments in loans, improvements to real estate properties and purchases of vehicles and equipment.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2013 reflects dividends paid to stockholders of approximately $3,264,000, purchase of treasury stock pursuant to the Repurchase Program of $460,000, repayments of notes payable of $224,000, offering costs paid related to the Merger of approximately $528,000 and distributions to noncontrolling interests of approximately $4,143,000 primarily as a result of the sale of a jointly owned property during the period.

Below is management’s estimate of sources and uses of cash for the next one year period ending September 30, 2014. The below chart includes only those items which management believes to be material. The below chart does not include ordinary course revenues and expenses as management expects that these items will be driven by the market and any estimates would not be meaningful.  As with all estimates, the below table is subject to many possible uncertainties resulting from such items, including, but not limited to, real estate market conditions, macro-economic conditions, tax policy and other items referenced in the “Forward-Looking Statements” above.

Sources of cash:
Net proceeds from sales of real estate properties	$10,550,000
Net proceeds from loan payoffs	18,600,000
Proceeds from new borrowings	27,000,000
Total sources of cash	$56,150,000

Uses of cash:
Principal repayments on notes payable	$(374,000)
ORM share repurchase program	(6,568,000)
Investments in mortgage loans (including impaired loans)	(2,500,000)
Capital expenditures on real estate properties	(33,200,000)
Total uses of cash	$(42,642,000)

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

The Company has a note payable with a bank through its investment in 720 University, LLC with a balance of $9,961,000 and $10,085,000 as of September 30, 2013 and December 31, 2012, respectively. The note required monthly interest-only payments until March 1, 2010 at a fixed rate of 5.07% per annum. Commencing April 1, 2010, the note became amortizing and monthly payments of $56,816 are now required, with the balance of unpaid principal due on March 1, 2015. The Company anticipates that this note will be repaid from the proceeds of the eventual sale of the property. Alternatively, the note may be refinanced.

The Company also has three notes payable in the aggregate amount of $4,200,000 and $3,300,000 as of September 30, 2013 and December 31, 2012, respectively, related to the foreclosure or purchase of nine parcels by Tahoe Stateline Venture, LLC in 2013 and 2012. Two of the notes with principal balances totaling $3,300,000 require semi-annual interest-only payments of 5% per annum and are due in December 2016 and one note with a principal balance of $900,000 requires quarterly interest-only payments of 5% per annum and is due in August 2017. In October 2013 (subsequent to quarter end), the Company repaid $200,000 of principal on the $900,000 note per the agreement with the lender. The Company anticipates that the notes will be repaid from the proceeds of the eventual sale of the property currently under development or from cash reserves.

Commitments and Contingencies

Although the Company previously had commitments under construction and rehabilitation loans, no such commitments remained as of September 30, 2013.

The Company has an obligation to pay all required costs to remediate and monitor contamination of the real properties owned by 1850 De La Cruz, LLC (“1850”). As part of the Operating Agreement executed by the Company and its joint venture partner in 1850, Nanook, the Company has indemnified Nanook against all obligations related to the expected costs to monitor and remediate the contamination. In 2008, the Company had accrued an amount that a third party consultant had estimated will need to be paid to monitor and remediate the site. The majority of clean-up activities were completed during 2012 as part of the tenant’s construction of a new building on the site. Thus, approximately $459,000 was paid by the Company from the previously established liability, and an additional $100,000 was accrued during the year ended December 31, 2012 as a result of an updated estimate of future costs to be incurred. If additional amounts are required, it will be an obligation of the Company. As of September 30, 2013 and December 31, 2012, approximately $63,000 and $70,000, respectively, of this obligation remains accrued on the Company’s books. All costs for this remediation will be paid from cash reserves.

During the course of due diligence performed by a potential buyer of TOTB in the year ended December 31, 2012, a low level of arsenic was found in the ground water of a monitoring well located on the property owned by TOTB. While the level of arsenic exceeds the minimum level acceptable for drinking water standards, the water under this property is subject to tidal influence and is not used for domestic consumption.  The Company and OFG have retained an environmental consultant to perform additional testing and analysis with the goal of petitioning the appropriate governmental agency to issue a no further action letter for this property due to the low level of contamination and the low quality of the ground water under the property.  At this time, the costs of any potential remediation and/or monitoring are unknown and cannot be estimated.  As of September 30, 2013, approximately $52,000 has been accrued and/or paid as an estimate of the environmental consultant’s costs to perform testing and analysis.

The Company has entered into various contracts for design, engineering, permit approval and construction of the land owned by TSV (see above). The aggregate amount of these contracts as of the date of this filing is approximately $16,967,000, of which approximately $3,942,000 has been incurred to date. All costs for this project will be paid from cash reserves and/or construction financing to be obtained in the future.

The Company has also entered into a contract for the initial design, architectural and engineering services related to the possible renovation of the vacant building owned by TOTB in the amount of $150,000 of which approximately $69,000 has been incurred to date.

Contingency Reserves

The Company is required to maintain cash, cash equivalents and marketable securities as contingency reserves in an aggregate amount of at least 1-1/2% of Capital (as defined in its charter). Although the manager believes the contingency reserves are adequate, it could become necessary for the Company to sell or otherwise liquidate certain of its investments or other assets to cover such contingencies on terms which might not be favorable to the Company. The contingency reserves held in cash and cash equivalents were approximately $3,984,000 and $3,948,000 as of September 30, 2013 and December 31, 2012, respectively.

Item 4. Controls and Procedures

Management of the Company carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the fiscal quarter ended September 30, 2013. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2013, which is the end of the period covered by this quarterly report on Form 10-Q,  the Company’s disclosure controls and procedures are effective.

There have been no changes in the Company’s internal control over financial reporting in the fiscal quarter ending September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes information about the Company’s repurchases of its shares of common stock, based on settlement date, during the quarterly period ended September 30, 2013:

Issuer Repurchase of Equity Securitiesi

Period	Total Number of Shares Purchasedii	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number and Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 through July 31	--	--	--	Share number: 559,906; Dollar amount: $7,000,000iii
August 1 through August 31	--	--	--	Share number: 559,906; Dollar amount: $7,000,000iii
September 1 through September 30	36,860	$ 12.42	36,860	Share number: 523,046; Dollar amount: $6,542,209iii
Total	36,860	$ 12.42	36,860

iOn August 15, 2013, the Board of Directors publicly announced the Repurchase Plan that enables the Company to buy up to the lesser of $7 million of its common stock or five percent of the shares of common stock outstanding on that date. No purchases were made in July or August, as the Repurchase Plan provides for stock repurchases commencing on September 23, 2013. The Repurchase Plan is set to expire on May 19, 2014, although the Company may terminate the Repurchase Plan at any time.

ii The Company has entered into agreements pursuant to SEC Rule 10b5-1 authorizing a third-party broker to purchase shares on the Company’s behalf from time to time, including without limitation during normal blackout periods, in accordance with trading instructions included in such agreements.

iii Dollar amount does not include brokerage commissions to be paid of $0.05 per share.

Item 6. Exhibits

(a)Exhibits
31.1	Section 302 Certification of William C. Owens
31.2	Section 302 Certification of Bryan H. Draper
32	Certifications pursuant to 18 U.S.C. Section 1350
101
Financial statements from this quarterly report on Form 10-Q, formatted in XBRL: (i) the Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (ii) the Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012, (iii) the Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2013 and 2012, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and (v) the Notes to such Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OWENS REALTY MORTGAGE, INC.

Dated: November 14, 2013	By:	/s/ William C. Owens
William C. Owens, Chief Executive Officer and President

Dated: November 14, 2013	By:	/s/ Bryan H. Draper
Bryan H. Draper, Chief Financial Officer and Secretary