Form 10-K
period 2013-12-31
Owens Realty Mortgage, Inc.
filed 2014-03-27
CIK 1556364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
-------------------------------------

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(925) 935-3840
Registrant’s Telephone Number,
Including Area Code

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	NYSE MKT

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [   ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [   ]  No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ] No [X]

The aggregate market value of voting and non-voting equity held by non-affiliates of the registrant on July 1, 2013, based on the closing price of $8.55 for shares of the registrant’s common stock as reported by the NYSE MKT, was approximately $94,183,000. The registrant has elected to use July 1, 2013 as the calculation date, which was the initial trading date of the registrant’s common stock on the NYSE MKT, because on June 28, 2013 (the last business day of the registrant’s second fiscal quarter in 2013), the registrant’s equity was not trading on an exchange. For this computation, the registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the registrant and certain other stockholders; such an exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.

As of March 24, 2014, there were approximately 10,768,000 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for the 2014 Annual Meeting of Stockholders to be filed within 120 days after  the registrants Fiscal Year ended December 31, 2013, are incorporated by reference into certain sections of Part III of this Annual Report on Form 10-K.

EXPLANATORY NOTE REGARDING THIS ANNUAL REPORT

As previously announced, as part of a plan to reorganize our business operations so that, among other things, we could elect to qualify as a real estate investment trust (a “REIT”) for federal income tax purposes,  effective May 20, 2013, Owens Mortgage Investment Fund, a California Limited Partnership (the “Predecessor” or “OMIF”) merged with and into Owens Realty Mortgage, Inc., a Maryland corporation (the “Registrant”) with the Registrant as the surviving corporation (the “Merger”) and the Registrant commenced conducting all of the business conducted by the Predecessor.  Upon consummation of the Merger, limited partners of the Predecessor received one share of common stock, par value $0.01 per share, of the Registrant (the “Common Stock”), for every 25 limited partner units of the Predecessor  that they owned, and certain units of the Predecessor representing the general partner interest of Owens Financial Group, Inc. were also exchanged for Common Stock as is discussed in further detail in our consolidated financial statements under “Note 1 - Organization” of this Annual Report on Form 10-K. The rights of the stockholders of the Registrant are governed by Maryland law and the charter, bylaws and other governing documents of the Registrant.

The shares of Common Stock issued pursuant to the Merger were registered under the Securities Act of 1933, as amended, pursuant to a Registration Statement on Form S-4 (File No. 333-184392), which was declared effective by the Securities and Exchange Commission  on February 12, 2013. Pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Registrant is deemed to be the successor issuer to the Predecessor and the Registrant’s Common Stock was subsequently registered under Section 12(b) of the Exchange Act and is listed on the NYSE MKT, LLC.

References to Owens Realty Mortgage, Inc. and its subsidiaries, “ORM,” the “Company,” “we”, “us”, or “our” in this Annual Report on Form 10-K (including in the consolidated financial statements and notes thereto in this report) have the following meanings, unless we specifically state or the context requires otherwise:

•	For periods prior to May 20, 2013: the Predecessor and its subsidiaries;

•	For periods from and after May 20, 2013: ORM and its subsidiaries.

PART I

Item 1. BUSINESS

We are a specialty finance company that focuses on the origination, investment and management of commercial real estate loans, primarily in the Western U.S. We provide customized, short-term loans to small and middle-market investors and developers that require speed and flexibility. We also hold investments in real estate property. Our investment objective is to provide investors with attractive current income and long-term shareholder value.  Our Common Stock is traded on the NYSE MKT under the symbol “ORM”.

We are externally managed and advised by Owens Financial Group, Inc. ("OFG" or “the Manager”), a specialized commercial real estate management company that has originated, serviced and managed alternative commercial real estate investments since 1951. OFG provides us with all of the services vital to our operations and our executive officers and other staff are all employed by OFG pursuant to the management agreement between the Company and the Manager (the “Management Agreement”) and the Company’s charter. The Management Agreement requires OFG to manage our business affairs in conformity with the policies and investment guidelines that are approved and monitored by our Board of Directors. Our Board of Directors is composed of a majority of independent directors. The Audit, Nominating and Corporate Governance and Compensation Committees of the Board are composed exclusively of independent directors.

The Company was incorporated in Maryland on August 9, 2012. Effective May 20, 2013, OMIF, a California Limited Partnership formed in 1984  merged with and into the Company, with the Company as the surviving corporation (the “Merger”),  and the Company commenced conducting all of the business conducted by OMIF at the effective time of the Merger.  The Merger was conducted to reorganize our business operations so that, among other things, we could elect to qualify as a real estate investment trust (a “REIT”) for federal income tax purposes As a qualified REIT we are generally not subject to federal income tax on that portion of our REIT taxable income that is distributed to our stockholders, provided that at least 90% of taxable income is distributed and provided that certain other requirements are met. Certain of our assets that produce non-qualifying income are held in taxable REIT subsidiaries. Unlike other subsidiaries of a REIT, the income of a taxable REIT subsidiary is subject to federal and state income taxes.

OFG arranges, services and maintains the loan and real estate portfolios for the Company. Our loans are secured by mortgages or deeds of trust on unimproved, improved, income-producing and non-income-producing real property, such as condominium projects, apartment complexes, shopping centers, office buildings, and other commercial or industrial properties. No single Company loan may exceed 10% of our assets as of the date the loan is made.

The following table shows the total Company stockholders’ equity, loans, real estate properties and net income (loss) attributable to the Company as of and for the years ended December 31, 2013, 2012, 2011, 2010, 2009 and 2008:

	ORM Stockholders’ Equity	Loans	Real Estate Properties	Net Income (Loss)
2013………………………....	$179,874,410	$58,796,293	$135,315,964	$8,732,897
2012........................................	$179,459,931	$70,262,262	$127,773,349	$(1,679,820)
2011………………………....	$181,045,959	$69,421,876	$145,591,660	$(24,744,255)
2010........................................	$219,101,364	$157,665,495	$97,066,199	$(22,837,520)
2009........................................	$243,850,605	$211,783,760	$79,888,536	$(20,136,105)
2008........................................	$273,203,409	$262,236,201	$58,428,572	$2,163,164

As of December 31, 2013, we held investments in 22 loans, secured by liens on title and leasehold interests in real property. Fifty-five percent (55%) of the loans are located in Northern California. The remaining 45% are located in Southern California, Arizona, Hawaii, Louisiana, Pennsylvania, Utah, and Washington.

The following table sets forth the types and maturities of loans held by us as of December 31, 2013:

TYPES AND MATURITIES OF LOANS
(As of December 31, 2013)

	Number of Loans	Amount	Percent

Senior loans	20	$52,876,293	89.93%
Junior loans*	2	5,920,000	10.07%
	22	$58,796,293	100.00%
* The junior loans in our portfolio at December 31, 2013 are junior to existing senior loans held by us and are secured by the same collateral.

Maturing on or before December 31, 2013	8	$18,197,733	30.95%
Maturing on or between January 1, 2014 and December 31, 2015	8	24,847,942	42.26%
Maturing on or between January 1, 2016 and March 1, 2028	6	15,750,618	26.79%
	22	$58,796,293	100.00%

Commercial	14	$26,158,878	44.49%
Residential	5	27,461,913	46.71%
Land	3	5,175,502	8.80%
	22	$58,796,293	100.00%

We have established an allowance for loan losses of approximately $4,739,000 as of December 31, 2013. The above amounts reflect the gross amounts of our loans without regard to such allowance.

The average loan balance of the loan portfolio is $2,673,000 as of December 31, 2013. Of such investments, 17.5% earn a variable rate of interest and 82.5% earn a fixed rate of interest. All were negotiated according to our investment standards.

We have other assets in addition to its loans, comprised principally of the following:

•	$12,254,000 in cash and cash equivalents required to transact our business and/or in conjunction with contingency and escrow reserve requirements;

•	$135,316,000 in real estate held for sale and investment;

•	$2,143,000 in investment in limited liability company;

•	$1,674,000 in interest and other receivables; and

•	$1,198,000 in other assets.

Delinquencies

Management does not regularly examine the existing loan portfolio to see if acceptable loan-to-value ratios are being maintained because the majority of loans in our portfolio are currently past maturity or mature in a period of only 1-3 years. Management performs an internal review on a loan secured by property in the following circumstances:

•	payments on the loan become delinquent;

•	the loan is past maturity;

•	it learns of physical changes to the property securing the loan or to the area in which the property is located; or

•	it learns of changes to the economic condition of the borrower or of leasing activity of the property securing the loan.

A review normally includes conducting a physical evaluation of the property securing the loan and the area in which the property is located, and obtaining information regarding the property’s occupancy. In some circumstances, management may determine that a more extensive review is warranted, and may obtain an updated appraisal, updated financial information on the borrower or other information. As of December 31, 2013, we obtained updated appraisals on the majority of the properties securing our trust deed investments and our wholly- and majority- owned real estate properties.

As of December 31, 2013 and 2012, we had ten and sixteen loans, respectively, that were impaired totaling approximately $31,738,000 and $49,252,000, respectively. This included five and thirteen matured loans totaling $16,908,000 and $46,057,000, respectively. In addition, three and one loans totaling approximately $1,290,000 and $690,000 were past maturity but less than 90 days delinquent in monthly payments as of December 31, 2013 and 2012, respectively (combined total of impaired and past maturity loans of $33,028,000 and $49,942,000, respectively). Of the impaired and past maturity loans, approximately $6,981,000 and $28,225,000, respectively, were in the process of foreclosure and $0 and $4,493,000, respectively, involved borrowers who were in bankruptcy as of December 31, 2013 and 2012. We foreclosed on six and one loan(s) during the years ended December 31, 2013 and 2012, respectively, with aggregate principal balances totaling $26,187,000 and $2,000,000, respectively, and obtained the properties via the trustee’s sales.

During the year ended December 31, 2013, the terms of two impaired loans were modified as troubled debt restructurings. One such impaired loan was modified to combine all principal, delinquent interest and advances into principal and provide for amortizing payments at a reduced interest rate over an extended maturity of 15 years. The borrower is now delinquent in making payments on this modified loan. The other impaired loan was rewritten during the year whereby the Company repaid the unrelated first deed of trust on the subject property of approximately $5,899,000 and refinanced its second deed of trust by combining them into one first deed of trust in the amount of $9,625,000 with interest at 10% per annum due in five years. As part of the modification, approximately $659,000 of past due interest on our original note was paid from the proceeds of the rewritten loan, which was recorded as a discount against the principal balance of the new loan because the loan was impaired (net principal balance of $8,966,000). In addition, we loaned the borrower an additional $2,500,000 to fund certain improvements to the property (aggregate principal balance of $11,466,000). Management believes that no specific loan loss allowance is needed on either of these modified loans given the estimated underlying collateral values.

During the year ended December 31, 2012, we executed extension and modification agreements on two impaired loans with aggregate principal balances totaling approximately $3,485,000. The interest rates on both loans were lowered from 11% to 8% and 5%, respectively, and the maturity dates were extended to April 2014. In addition, all past due interest on one of the loans of approximately $240,000 was waived.

Of the $49,252,000 in loans that were impaired as of December 31, 2012, $23,085,000 remained impaired as of December 31, 2013, $26,066,000 of such loans were foreclosed and became real estate owned by the Company during 2013, and $101,000 were paid off by the borrowers.

Following is a table representing our delinquency/impairment experience and foreclosures as of and during the years ended December 31, 2013, 2012, 2011 and 2010:

	2013	2012	2011	2010
Delinquent/Impaired Loans	$31,738,000	$49,252,000	$52,327,000	$121,565,000
Loans Foreclosed	$26,187,000	$2,000,000	$61,438,000	$36,174,000
Total Loans	$58,796,000	$70,262,000	$69,422,000	$157,665,000
Percent of Delinquent Loans to Total Loans	53.98%	70.10%	75.38%	77.10%

If the delinquency rate increases on loans held by us, our interest income will be reduced by a proportionate amount. If a loan held by us is foreclosed on, we will acquire ownership of real property and the inherent benefits and detriments of such ownership.

Compensation to the Manager

The Manager receives various forms of compensation and reimbursement of expenses from the Company and compensation from borrowers as set forth in the Company’s charter and summarized below.

Compensation and Reimbursement from the Company

Management Fees

Management fees are paid by the Company to the Manager monthly and cannot exceed 2.75% annually of the average unpaid balance of our loans at the end of each of the 12 months in the calendar year. Since this fee is paid monthly, it could exceed 2.75% in one or more months, but the total fee in any one year is limited to a maximum of 2.75%, and any amount paid above this must be repaid by the Manager to the Company. The Manager is entitled to receive a management fee on all loans, including those that are delinquent. The Manager believes this is justified by the added effort associated with such loans. In certain past years, the Manager has chosen not to take the maximum allowable compensation; however, due to reduced levels of loans held by the Company lately, the Manager has chosen to take close to the maximum compensation that it is able to take and will likely continue to take the maximum compensation for the foreseeable future.

Servicing Fees

The Manager may act as servicing agent on any or all of the loans held by the Company and expects to continue to service all such loans.  In consideration for acting as the servicing agent, the Manager receives from the Company a monthly servicing fee, which, when added to all other fees paid in connection with the servicing of a particular loan, does not exceed the lesser of the customary, competitive fee in the community where the loan is placed for the provision of such services on that type of loan or up to 0.25% per year of the unpaid balance of loans held by the Company at the end of each month. The Manager has historically been paid the maximum servicing fee allowable.

Reimbursement of Other Expenses

The Manager is reimbursed by the Company for the actual cost of goods and materials used for or by the Company and obtained from unaffiliated entities and the actual cost of services of non-management and non-supervisory personnel related to the administration of the Company (subject to certain limitations contained in the charter).

Compensation from Borrowers

In addition to compensation from the Company, the Manager also receives compensation from borrowers under our loans arranged by the Manager.

Acquisition and Origination Fees

The Manager is entitled to receive and retain all acquisition and origination fees paid or payable by borrowers for services rendered in connection with the evaluation and consideration of potential investments of the Company (including any selection fee, mortgage placement fee, nonrecurring management fee, and any origination fee, loan fee, or points paid by borrowers, or any fee of a similar nature). The acquisition and origination fees are paid by borrowers, and thus, are not an expense of the Company. These fees may be paid at the placement, extension or refinancing of the loan or at the time of final repayment of the loan. The amount of these fees is determined by competitive conditions and the Manager and may have a direct effect on the interest rate borrowers are willing to pay the Company.

Late Payment Charges

The Manager is entitled to receive all late payment charges paid by borrowers on delinquent loans held by the Company (including additional interest and late payment fees.  The late payment charges are paid by borrowers and collected by the Company with regular monthly loan payments or at the time of loan payoff.  These are recorded as a liability (Due to Manager) when collected and are not recognized as an expense of the Company. Generally, on the majority of our loans, the late payment fee charged to the borrower for late payments is 10% of the payment amount. In addition, on the majority of our loans, the additional interest charge required to be paid by borrowers once a loan is past maturity is in the range of 3%-5% (paid in addition to the pre-default interest rate).
Other Miscellaneous Fees

We remit other miscellaneous fees to the Manager, which are collected from loan payments, loan payoffs or advances from loan principal (i.e. funding, demand and partial release fees).

The Manager may voluntarily accept compensation that is less than the maximum fees and compensation described above, so long as no such change will result in a significant adverse impact on the stockholders of the Company.

Principal Investment Objectives

Our principal investment objectives are to preserve the capital of the Company and to provide periodic cash distributions to stockholders. It is not our intent to provide tax-sheltered income.

We invest in real estate loans primarily in the Western United States.  The loans we invest in are selected for us by OFG from loans originated by OFG or non-affiliated mortgage brokers. When OFG or a non-affiliated mortgage broker originates a loan for us, the borrower is identified, the loan application is processed and the loan is made available to us. We believe that our loans are attractive to borrowers because of the expediency of OFG’s loan approval process, which is approximately ten to twenty days.

        We generally employ the same or similar underwriting standards as conventional lenders, such as banks. However, as a specialty finance lender, we are more willing to invest in real estate loans to borrowers that conventional lenders may have rejected for not being creditworthy.  When making these loans we attempt to mitigate the added risk by requiring greater equity in the property.  Borrowers are willing to pay us higher interest rates than conventional lenders charge to obtain these loans. In addition, we usually are able to generate higher fees and charge higher interest rates for our loans because we typically can underwrite and close a loan more rapidly than a conventional lender.  The loans we invest in are typically short in duration, usually less than three years, and bridge the acquisition or improvement of properties that undergo an economic transformation. The short maturity terms of our loans add a degree of risk, as the borrowers are forced to find suitable replacement financing or to sell their property in order to pay off the loan.

Investment in Real Estate Loans

Our acquisition and investment policies are to invest at least 86.5% of our capital in real estate loans and activities related thereto.  Due to the declining economy and reductions in real estate values prior to 2013, we have experienced increased foreclosures which have resulted in our ownership of significantly more real estate than in the past. Therefore, while we initially adhered to our policies of investing at least 86.5% of our capital in real estate loans, economic conditions beyond our control have resulted in less than 86.5% of our capital being accounted for as investments in real estate loans. As of December 31, 2013, approximately 26% of our assets were classified as investments in real estate loans (net of allowance for loan losses).  Additionally, we must maintain a contingency reserve in an aggregate amount of at least 1.5% of our capital.

Our loans are predominantly secured by first mortgage or deed of trust liens on the underlying properties purchased or developed with the funds that we make available. We sometimes refer to these real properties as the security properties. We invest primarily in loans on commercial, industrial and multi-family residential income-producing real property. Substantially all loans are arranged by OFG, which is licensed by the State of California as a real estate broker and California Finance Lender. During the course of its business, OFG is continuously evaluating prospective investments. OFG originates loans from mortgage brokers, previous borrowers, and by personal solicitations of new borrowers. We may purchase or participate in existing loans that were originated by other lenders. Such a loan might be obtained by us from a third party at an amount equal to or less than its face value. OFG evaluates all potential loan investments to determine if the security for the loan, loan-to-value ratio and other applicable factors meets our investment criteria and policies.  OFG locates, identifies and arranges virtually all loans we invest in and makes all investment decisions on our behalf.  In evaluating prospective loan investments, OFG considers such factors as the following:

•	the ratio of the amount of the investment to the value of the property by which it is secured;

•	the property’s potential for capital appreciation;

•	expected levels of rental and occupancy rates;

•	current and projected cash flow generated by the property;

•	potential for rental rate increases;

•	the marketability of the investment;

•	geographic location of the property;

•	the condition and use of the property;

•	the property’s income-producing capacity;

•	the quality, experience and creditworthiness of the borrower;

•	general economic conditions in the area where the property is located; and

•	any other factors that OFG believes are relevant.

Types of Loans

We invest in first, second, and third mortgage and deed of trust loans, wraparound and participating mortgage and deed of trust loans, construction mortgage and deed of trust loans on real property, and loans on leasehold interest mortgages and deeds of trust. We do not ordinarily make or invest in mortgage and deed of trust loans with a maturity of more than 15 years, and most loans have terms of one to three years. Virtually all loans provide for monthly payments of interest and some also provide for principal amortization. Most of our loans provide for payments of interest only and a payment of principal in full at the end of the loan term. OFG does not originate loans with negative amortization provisions. We do not have any policies directing the portion of its assets that may be invested in construction or rehabilitation loans, loans secured by leasehold interests and second, third and wrap-around mortgage and deed of trust loans. However, OFG recognizes that these types of loans are riskier than first deeds of trust on income-producing, fee simple properties and will seek to minimize the amount of these types of loans in our portfolio. Additionally, OFG will consider that these loans are riskier when determining the rate of interest on the loans.

First Mortgage Loans

First mortgage and deed of trust loans are secured by first deeds of trust on real property. Such loans are generally for terms of one to three years. In addition, such loans do not usually exceed 75% of the appraised value of improved real property and 50% of the appraised value of unimproved real property.

Second and Wraparound Mortgage Loans

Second and wraparound mortgage and deed of trust loans are secured by second or wraparound deeds of trust on real property which is already subject to prior mortgage indebtedness, in an amount which, when added to the existing indebtedness, does not generally exceed 75% of the appraised value of the secured property. A wraparound loan is one or more junior mortgage loans having a principal amount equal to the outstanding balance under the existing mortgage loans, plus the amount actually to be advanced under the wraparound mortgage loan. Under a wraparound loan, we generally make principal and interest payments on behalf of the borrower to the holders of the prior mortgage loans.

Third Mortgage Loans

Third mortgage and deed of trust loans are secured by third deeds of trust on real property which is already subject to prior first and second mortgage indebtedness, in an amount which, when added to the existing indebtedness, does not generally exceed 75% of the appraised value of the secured property.

Construction and Rehabilitation Loans

Construction and rehabilitation loans are loans made for both original development and renovation of property. Construction and rehabilitation loans invested in by us are generally secured by first deeds of trust on real property for terms of six months to two years. In addition, if the secured property is being developed, the amount of such loans generally will not exceed 75% of the post-development appraised value. We will not usually disburse funds on a construction or rehabilitation loan until work in the previous phase of the project has been completed, and an independent inspector has verified completion of work to be paid for. In addition, we require the submission of signed labor and material lien releases by the contractor in connection with each completed phase of the project prior to making any periodic disbursements of loan proceeds. As of December 31, 2013, our loan portfolio contains only one fully funded construction/rehabilitation loan with a principal balance of $2,500,000.

Leasehold Interest Loans

Loans on leasehold interests are secured by an assignment of the borrower’s leasehold interest in the particular real property. Such loans are generally for terms of from six months to 15 years. Leasehold interest loans generally do not exceed 75% of the value of the leasehold interest at origination. The leasehold interest loans are either amortized over a period that is shorter than the lease term or have a maturity date prior to the date the lease terminates. These loans permit OFG to cure any default under the lease. As of December 31, 2013, our loan portfolio does not contain any leasehold interest loans.

Prepayment Penalties and Exit Fees

Generally, the loans we invest in do not contain prepayment penalties or exit fees. If our loans are at a high rate of interest in a market of falling interest rates, the failure to have a prepayment penalty provision or exit fee in the loan allows the borrower to refinance the loan at a lower rate of interest, thus providing a lower yield to us on the reinvestment of the prepayment proceeds. While our loans do not contain prepayment penalties, many instead require the borrower to notify OFG of the intent to payoff within a specified period of time prior to payoff (usually 30 to 120 days). If this notification is not made within the proper time frame, the borrower may be charged interest for that number of days that notification was not received.

Balloon Payment

As of December 31, 2013, 99.5% of our loans provided for payments of interest only with a “balloon payment” on the principal amount due upon maturity of the loan. As of December 31, 2013, one loan (0.5% of total loans) was an amortizing loan with a principal balance of approximately $269,000 and had a remaining term of 14 years. There are no specific criteria used in evaluating the credit quality of borrowers for loans requiring balloon payments. Furthermore, a substantial period of time may elapse between the review of the financial statements of the borrower and the date when the balloon payment is due. As a result, there is no assurance that a borrower will have sufficient resources to make a balloon payment when due. To the extent that a borrower has an obligation to pay the  loan principal in a large lump sum payment, its ability to repay the loan may be dependent upon its ability to sell the property, obtain suitable refinancing or otherwise raise a substantial amount of cash. As a result, these loans can involve a higher risk of default than amortizing loans (where principal is paid at the same time as the interest payments).

Repayment of Loans on Sales of Properties

We may require a borrower to repay a loan upon the sale of the secured property rather than allow the buyer to assume the existing loan. This may be done if OFG determines that repayment appears to be advantageous to us based upon then-current interest rates, the length of time that the loan has been held by us, the credit-worthiness of the buyer and our objectives and policies. The net proceeds from any sale or repayment are invested in new loans, held as cash or distributed at such times and in such intervals as OFG, in its sole discretion, determines.

Variable Rate Loans

Approximately 17.5% ($10,270,000) and 25.4% ($17,820,000) of the Company’s loans as of December 31, 2013 and 2012, respectively, bear interest at a variable rate. Variable rate loans may use indices such as the one, five and ten year Treasury Constant Maturity Index, the Prime Rate Index or the Monthly Weighted Average Cost of Funds Index for Eleventh District Savings Institutions (Federal Home Loan Bank Board). OFG may negotiate spreads over these indices of from 2.0% to 6.5%, depending upon market conditions at the time the loan is made.

The following is a summary of the various indices described above as of December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012

One-year Treasury Constant Maturity Index	0.13%	0.16%

Five-year Treasury Constant Maturity Index	1.75%	0.72%

Ten-year Treasury Constant Maturity Index	3.04%	1.78%

Prime Rate Index	3.25%	3.25%

Monthly Weighted Average Cost of Funds for Eleventh District Savings Institutions	0.78%	1.07%

It is possible that the interest rate index used in a variable rate loan will rise (or fall) more slowly than the interest rate of other loan investments available to us. OFG attempts to minimize this interest rate differential by tying variable rate loans to indices that are sensitive to fluctuations in market rates. Additionally, most variable rate loans originated by OFG contain provisions under which the interest rate cannot fall below the initial rate.

Variable rate loans generally have interest rate caps. We anticipate that the interest rate cap will be a ceiling that is 2% to 4% above the starting rate with a floor rate equal to the starting rate. For these loans, there is the risk that the market rate may exceed the interest cap rate.

Variable rate loans of five to ten year maturities are not assumable without the prior consent of OFG. We do not expect to invest in or purchase a significant amount of assumable loans. To minimize our risk, any borrower assuming an existing loan will be subject to the same underwriting criteria as the original borrower.

Debt Coverage Standard for Loans

Loans on commercial property generally require the net annual estimated cash flow to equal or exceed the annual payments required on the loan.

Loan Limit Amount

We limit the amount of our investment in any single loan, and the amount of our investment in loans to any one borrower, to 10% of our total assets as of the date the loan is made or purchased.

Loans to Affiliates

We will not provide loans to OFG or an affiliate except for in connection with any advance of expenses or indemnification permitted by our charter, bylaws and the Management Agreement.

Purchase of Loans from Affiliates

We may purchase loans deemed suitable for acquisition from OFG or its affiliates only if:

•
OFG makes or purchases such loans in its own name and temporarily holds title thereto for the purpose of facilitating the acquisition of such loans, and provided that such loans are purchased by us for a price no greater than the cost of such loans to OFG (except for compensation in accordance with the terms of the Management Agreement and the charter);

•	There is no other benefit arising out of such transactions to OFG;

•	Such loans are not in default, and;

•	Such loans otherwise satisfy, among other things, the following requirements:

•
We will not make or invest in loans on any one property if at the time of acquisition of the loan the aggregate amount of all loans outstanding on the property, including loans by the Company, would exceed an amount equal to 80% of the appraised value of the property as determined by independent appraisal, unless substantial justification exists because of the presence of other documented underwriting criteria.

•	We will limit any single loan and limit the loans to any one borrower to not more than 10% of our total assets as of the date the loan is made or purchased.

•	We will not invest in or make loans on unimproved real property in an amount in excess of 25% of our total assets.

Competition

Our major competitors in providing specialty finance loans are other mortgage REIT’s, specialty finance companies, banks, savings and loan associations, thrifts, conduit lenders, institutional investors, and other entities.  No particular competitor dominates the market. Many of the companies against which we compete have substantially greater financial, technical and other resources than us. In addition, there are numerous mortgage REIT’s with investment objectives similar to ours, and others may be organized in the future. Competition in the our market niche depends upon a number of factors, including price and interest rates of the loan, speed of loan processing, cost of capital, reliability, quality of service and support services. We are competitive in large part because OFG generates substantially all loans and is able to provide expedited loan approval, processing and funding. OFG has been in the business of making or investing in loans since 1951.

Regulation of the Manager

We are managed by OFG. OFG,  in its capacity as our Manager, is subject to the oversight of our Board of Directors pursuant to the terms and conditions of the Management Agreement and our charter. OFG’s operations as a mortgage broker are subject to extensive regulation by federal, state and local laws and governmental authorities. OFG conducts its real estate mortgage business under a license issued by the State of California. Under applicable California law, the division has broad discretionary authority over OFG’s activities.

Employees

The Company does not have employees, other than three full-time and two part-time employees that work directly for its wholly-owned subsidiary, Brannan Island, LLC. OFG provides all of the employees (including our officers) necessary for our operations pursuant to the Management Agreement. As of December 31, 2013, OFG had twelve full-time and five part-time employees. All employees are at-will employees and none are covered by collective bargaining agreements.

Distribution of Company Information

Our Internet address is www.owensmortgage.com.  We use our web site as a routine channel for distribution of important information, including news releases, U.S. Securities and Exchange Commission (SEC) filings, and certain other financial information. We post filings on our web site as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC, including our annual and quarterly reports on Forms 10-K and 10-Q and current reports on Form 8-K; our proxy statements; and any amendments to those reports or statements. All such postings and filings are available on our web site free of charge. The SEC’s web site, www.sec.gov, contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We also make available our code of business conduct and ethics, corporate governance guidelines, committee charters, stockholder communications with the Board of Directors, Company presentations, fact sheets, and press releases. The content on any web site referred to in this Annual Report on Form 10-K is not incorporated by reference in this Annual Report unless expressly noted.

Our Investor Relations Department can be contacted at 2221 Olympic Blvd., Walnut Creek, CA 94595, Attn: Investor Relations, or by email at investors@owensmortgage.com.

Item 1A. RISK FACTORS

You should consider carefully the risks described below, together with the other information contained in this Annual Report on Form 10-K. If any of the identified risks actually occurs, or is adversely resolved, our consolidated financial statements could be materially adversely impacted in a particular fiscal quarter or year and our business, financial condition and results of operations may suffer materially. As a result, the trading price of our Common Stock and your investment in the Company may suffer.

The risks described below are not the only risks we face. Additional risks and uncertainties, including those not currently known to us or that we currently deem to be immaterial also could materially adversely affect our business, financial condition and results of operations.

Risks Related to Our Business

We will rely on our Manager, Owens Financial Group, Inc., to manage our day-to-day operations and select our loans for investment.

Our ability to achieve our investment objectives and to make distributions to you depends upon OFG’s performance in obtaining, processing, making and brokering loans for us to invest in and determining the financing arrangements for borrowers. You will have no opportunity to evaluate the financial information or creditworthiness of borrowers, the terms of loans, the real property that is our collateral or other economic or financial data concerning our loans.  We are obligated to pay OFG an annual management fee up to 2.75% of the average unpaid balance of our outstanding loans at the end of each month.  OFG has no fiduciary obligations to us or our stockholders, is not required to devote its employees full time to our business and may devote time to business interests competitive with our business.

Our management has very limited experience operating a REIT, and we cannot assure you that our management’s past experience will be sufficient to successfully manage our business as a REIT. If we fail to comply with REIT requirements, we would incur U.S. federal income taxes at the corporate level, which would reduce our distributions to you.

We have a very short operating history as a REIT, and our management has very limited experience in complying with the income, asset and other limitations imposed by the REIT provisions of the Code. These provisions are complex, and the failure to comply with these provisions in a timely manner could prevent us from qualifying as a REIT or could force us to pay unexpected taxes and penalties. In such event, our net income would be reduced and we would have less funds available for distribution to you.

If we fail to qualify as a REIT, we would be subject to U.S. federal income tax at regular corporate rates. Also, unless the IRS granted us relief under certain statutory provisions, we would remain disqualified as a REIT for four years following the year we first fail to qualify. If we fail to qualify as a REIT, we would have to pay significant income taxes and therefore would have less money available for investments or for distributions to our stockholders. This would likely have a significant adverse effect on the value of our Common Stock. In addition, we would no longer be required to make distributions to our stockholders to maintain preferential U.S. federal income taxation as a REIT.

We do not have a policy that expressly prohibits our directors, officers, security holders or affiliates from engaging for their own account in business activities of the types conducted by us.

       We do not have a policy that expressly prohibits our directors, officers, security holders or affiliates from engaging for their own account in business activities of the types conducted by us. However, our code of business conduct and ethics contains a conflicts of interest policy that, unless waived in accordance with the code, prohibits our directors and executive officers, as well as personnel of OFG who provide services to us, from engaging in any transaction that involves an actual conflict of interest with us. In addition, our Management Agreement with OFG does not prevent our Manager and its affiliates from engaging in additional management or investment opportunities, some of which could compete with us.

Our Manager’s liability is limited under the Management Agreement, and we have agreed to indemnify our Manager against certain liabilities. As a result, we could experience poor performance or losses for which our Manager would not be liable.

     Pursuant to the Management Agreement, OFG does not assume any responsibility other than to render the services called for thereunder and is not responsible for any action of our Board of Directors in following or declining to follow its advice or recommendations. Under the terms of the Management Agreement, none of OFG, its officers, stockholders, directors, employees or advisors, among others, will be liable to us or any subsidiary of ours, to our Board of Directors, or to our or any subsidiary’s stockholders, members or partners for any acts or omissions made pursuant to the Management Agreement, except for acts or omissions constituting bad faith, willful misconduct, gross negligence or reckless disregard of OFG’s duties under the Management Agreement, as determined by a final court order. In addition, we have agreed to indemnify, to the fullest extent permitted by law, OFG, its officers, stockholders, directors, employees and advisors, among others, from all losses (including attorneys’ fees) arising from any acts or omissions of such person made in good faith in the performance of OFG’s duties under the Management Agreement and not constituting bad faith, willful misconduct, gross negligence or reckless disregard of such duties.

Under the Management Agreement, termination of our Manager for cause requires that we provide 30 days’ prior written notice to our Manager.

Termination of the Management Agreement with our Manager for cause, including in the event that OFG engages in fraud or embezzlement, misappropriates funds or intentionally breaches the Management Agreement, requires us to provide 30 days’ prior written notice to OFG.  Accordingly, if OFG engages in any of the foregoing activities (or any other activities resulting in a for cause termination), our inability to terminate the Management Agreement for at least 30 days may result in inefficiencies and uncertainties that could ultimately have a material adverse effect on our business, financial condition and results of operations.

Our Manager’s lack of experience with certain real estate markets could impact its ability to make prudent investments on our behalf.

     While we invest in real estate loans throughout the United States, the majority of our loans are in the Western United States.  Real estate markets vary greatly from location to location, and the rights of secured real estate lenders vary from state to state.  OFG may originate loans for us in markets where they have limited experience.  In those circumstances, OFG intends to rely on independent real estate advisors and local legal counsel to assist them in making prudent investment decisions.  You will not have an opportunity to evaluate the qualifications of such advisors, and no assurance can be given that they will render prudent advice to OFG.

Our success depends on key personnel of our Manager, the loss of whom could adversely affect our operating results, and our Manager’s ability to attract and retain qualified personnel.

Our success depends in part upon the continued contributions of certain key personnel of OFG, including William C. Owens (Chief Executive Officer and President), Bryan H. Draper (Chief Financial Officer), Melina A. Platt (Controller), Andrew J. Navone (Senior Vice President), William E. Dutra (Senior Vice President), Daniel Worley (Senior Vice President) and Brian Haines (Senior Vice President), some of whom would be difficult to replace because of their extensive experience in the field, extensive market contacts and familiarity with our business. If any of these key employees were to cease employment with us, our operating results could suffer. None of these individuals is subject to an employment, non-competition or confidentiality agreement with us or OFG, and we do not maintain “key man” life insurance policies on any of them. Our future success also depends in large part upon OFG’s ability to hire and retain additional highly skilled managerial, operational and marketing personnel. OFG may require additional operations and marketing people who are experienced in obtaining, processing, making and brokering loans and who also have contacts in the relevant markets. If OFG were unable to attract and retain key personnel, the ability of OFG to make prudent investment decisions on our behalf may be impaired.

Loan delinquencies and foreclosures may contribute to reductions in our net income and your distributions.

As of December 31, 2013, real estate loans of approximately $31,738,000 were impaired. In addition, our investment in loans that were past maturity (delinquent in principal) but less than 90 days delinquent in monthly payments was approximately $1,290,000 as of December 31, 2013 (combined total of delinquent loans of $33,028,000 compared to $49,942,000 as of December 31, 2012). Of the impaired loans and past maturity loans as of December 31, 2013, approximately $6,981,000 were in the process of foreclosure.

It is possible that we will continue to experience reduced net income or further losses in the future, thus negatively impacting future distributions. As non-delinquent loans are paid off by borrowers, interest income received by us may be reduced. In addition, we may foreclose on more delinquent loans, thereby obtaining ownership of more real estate that may result in larger operating losses. Management will attempt to sell many of these properties but may need to sell them for losses or wait until market values recover in the future.

Defaults on our real estate loans will decrease our revenues and your distributions.

We are in the business of investing in real estate loans, and, as such, we are subject to risk of defaults by borrowers. Our performance will be directly impacted by any defaults on the loans in our portfolio. As a specialty finance lender willing to invest in loans to borrowers who may not meet the credit standards of conventional lenders, the rate of default on our loans could be higher than those generally experienced in the real estate lending industry. Any sustained period of increased defaults could adversely affect our business, financial condition, liquidity and the results of our operations, and ultimately your distributions. We seek to mitigate the risk by estimating the value of the underlying collateral and insisting on low loan-to-value ratios. However, we cannot assure you that these efforts will fully protect us against losses on defaulted loans. Any subsequent decline in real estate values on defaulted loans could result in less security than anticipated at the time the loan was originally made, which may result in our not recovering the full amount of the loan. Any failure of a borrower to repay loans or interest on loans will reduce our revenues and your distributions and the value of your interest in the Company. Our appraisals are generally dated within 12 months of the date of loan origination and may not reflect a decrease in the value of the real estate due to events subsequent to the date of the appraisals.

As of December 31, 2013, our portfolio had approximately $31,738,000 in impaired loans, which includes loans in non-accrual status. We also had approximately $53,267,000 of non-income producing real estate held for sale or investment for a total of $85,005,000 in non-performing assets, which represented approximately 46% of our total capital.

Our underwriting standards may be more lenient than those of conventional lenders, which could result in a higher percentage of foreclosed properties, which could reduce the amount of distributions to you.

Our underwriting standards and procedures may be more lenient than those of conventional lenders in that we will invest in loans secured by property that may not meet the underwriting standards of conventional real estate lenders or make loans to borrowers who may not meet the credit standards of conventional lenders.  This may lead to more non-performing assets in our loan portfolio and create additional risks to your return. We approve real estate loans more quickly than other lenders. We rely on third-party reports and information such as appraisals and environmental reports to assist in underwriting loans. We may accept documentation that was not specifically prepared for us or commissioned by us. This creates a greater risk of the information contained therein being out of date or incorrect. Generally, we will spend less time than conventional lenders assessing the character and credit history of our borrowers and the property that secures our loans. Due to the accelerated nature of our loan approval process, there is a risk that the credit inquiry we perform will not reveal all material facts pertaining to the borrower and the security. There may be a greater risk of default by our borrowers, which may impair our ability to make timely distributions to you and which may reduce the amount we have available to distribute to you.

We depend upon real estate security to secure our real estate loans, and we may suffer a loss if the value of the underlying property declines.

We depend upon the value of real estate security to protect us on the loans that we make. We utilize the services of independent appraisers to value the security underlying our loans. However, notwithstanding the experience of the appraisers, mistakes can be made, or the value of the real estate may decrease due to subsequent events. Our appraisals are generally dated within 12 months of the date of loan origination and may have been commissioned by the borrower. Therefore, the appraisals may not reflect a decrease in the value of the real estate due to events subsequent to the date of the appraisals. For a construction loan most of the appraisals will be prepared on an as-if developed basis. If the loan goes into default prior to completion of the project, the market value of the property may be substantially less than the appraised value. Additional capital may be required to complete a project in order to realize the full value of the property.  If a default occurs and we do not have the capital to complete a project, we may not recover the full amount of our loan.

Foreclosures create additional ownership risks.

When we acquire property by foreclosure, we have economic and liability risks as the owner, such as:

•	earning less income and reduced cash flows on foreclosed properties than could be earned and received on loans;

•	not being able to realize sufficient amounts from sales of the properties to avoid losses;
•
properties being acquired with one or more co-owners (called tenants-in-common) where development or sale requires written agreement or consent by all; without timely agreement or consent, we could suffer a loss from being unable to develop or sell the property;

•	maintaining occupancy of the properties;
•	controlling operating expenses;
•	coping with general and local market conditions;
•	complying with changes in laws and regulations pertaining to taxes, use, zoning and environmental protection;
•	possible liability for injury to persons and property; and
•	possible liability for environmental remediation.

During the years ended December 31, 2013 and 2012, we recorded impairment losses on two and nine of our real estate properties held for sale and investment in the aggregate amount of approximately $666,000 and $4,873,000, respectively.

Development on properties we acquire creates risks of ownership we do not have as a lender.

When we acquire property by foreclosure or otherwise as a lender, we may develop the property, either singly or in combination with other persons or entities. This could be done in the form of a joint venture, limited liability company or partnership, with OFG and/or unrelated third parties. This development can create the following risks:

•	Reliance upon the skill and financial stability of third party developers and contractors;
•	Inability to obtain governmental permits;
•	Delays in construction of improvements;
•	Increased costs during development; and
•	Economic and other factors affecting sale or leasing of developed property.

Larger loans result in less diversity and may increase risk.

As of December 31, 2013, we were invested in a total of 22 loans, with an aggregate face value of approximately $58,796,000. The average value of those loans was approximately $2,673,000, and the median value was $1,425,000. Ten of such loans had a face value each of 3% or more of the aggregate face value of all loans, and the largest loan relationship had a total face value of 19.5% of total loans.

As a general rule, we can decrease risk of loss from delinquent loans by investing in a greater total number of loans. Investing in fewer, larger loans generally decreases diversification of the portfolio and increases risk of loss and possible reduction of return to investors in the case of a delinquency of such a loan.

Incorrect original collateral assessment (valuation) could result in losses and decreased distributions to you.

Appraisals are obtained from qualified, independent appraisers on all properties securing trust deeds, which may have been commissioned by the borrower and may precede the placement of the loan with us. However, there is a risk that the appraisals prepared by these third parties are incorrect, which could result in defaults and/or losses related to these loans.

Completed, written appraisals are not always obtained on our loans prior to original funding, due to the quick underwriting and funding required on the majority of our loans. Although the loan officers often discuss value with the appraisers and perform other due diligence and calculations to determine property value prior to funding, there is a risk that we may make a loan on a property where the appraised value is less than estimated, which could increase the loan’s loan-to-value, or LTV, ratio and subject us to additional risk.

We may make a loan secured by a property on which the borrower previously commissioned an appraisal. Although we generally require such appraisal to have been made within one year of funding the loan, there is a risk that the appraised value is less than the actual value, increasing the loan’s LTV ratio and subjecting us to additional risk.

Geographical concentration of loans may result in additional delinquencies.

Northern California real estate secured approximately 55% of the total loans held by us as of December 31, 2013. Northern California consists of Monterey, Kings, Fresno, Tulare and Inyo counties and all counties north of those. In addition, 13%, 13%, 7%, 4%, 3%, 3% and 2% of total loans were secured by Southern California, Arizona, Pennsylvania, Utah, Washington, Louisiana and Hawaii real estate, respectively. These concentrations may increase the risk of delinquencies on our loans when the real estate or economic conditions of one or more of those areas are weaker than elsewhere, for reasons such as:

•	economic recession in that area;
•	overbuilding of commercial or residential properties; and
•	relocations of businesses outside the area due to factors such as costs, taxes and the regulatory environment.

These factors also tend to make more commercial or residential real estate available on the market and reduce values, making suitable loans less available to us. In addition, such factors could tend to increase defaults on existing loans.

Commercial real estate markets in California have suffered in recent years, and we expect that this may continue to adversely affect our operating results. In addition, approximately 81% of our loans are secured by real estate in the states of California and Arizona, which have experienced dramatic reductions in real estate values in the past .

Investments in construction and rehabilitation loans may be riskier than loans secured by operating properties.

Although our loan portfolio contains only one fully funded construction or rehabilitation loan as of December 31, 2013, and we have no outstanding construction or rehabilitation loan commitments as of December 31, 2013, we have made construction and rehabilitation loans in the past, and we may make additional construction and rehabilitation loan commitments in the future. Construction and rehabilitation loans may be riskier than loans secured by properties with an operating history, because:

•	the application of the loan proceeds to the construction or rehabilitation project must be assured;
•	the completion of planned construction or rehabilitation may require additional financing by the borrower; and
•	permanent financing of the property may be required in addition to the construction or rehabilitation loan.

Investments in loans secured by leasehold interests may be riskier than loans secured by fee interests in properties.

Although our loan portfolio does not contain any loans secured by leasehold interests as of December 31, 2013, we have made such loans in the past, and we may resume leasehold-secured lending in the future. Loans secured by leasehold interests are riskier than loans secured by real property because the loan is subordinate to the lease between the property owner (lessor) and the borrower, and our rights in the event the borrower defaults are limited to stepping into the position of the borrower under the lease, subject to its requirements of rents and other obligations and period of the lease.

Investments in second, third and wraparound mortgage and deed of trust loans may be riskier than loans secured by first deeds of trust.

Second, third and wraparound mortgage and deed of trust loans (those under which we generally make the payments to the holders of the prior liens) are riskier than first mortgage and deed of trust loans because:

•	their position is subordinate in the event of default; and
•	there could be a requirement to cure liens of a senior loan holder, and, if this is not done, we would lose our entire interest in the loan.

As of December 31, 2013, our loan portfolio contained 10.1% in second mortgage and deed of trust loans and 0% in third mortgage and deed of trust loans. The second deed of trust loans in our portfolio as of December 31, 2013 are junior to existing first deeds of trust held by us and are secured by the same collateral. As of December 31, 2013, we were not invested in any wraparound mortgage or deed of trust loans.

We typically make “balloon payment” loans, which are riskier than loans with payments of principal over an extended period of time.

The loans we invest in or purchase generally require the borrower to make a “balloon payment” on the principal amount upon maturity of the loan. A balloon payment is a large principal balance that is payable after a period of time during which the borrower has repaid none or only a small portion of the principal balance. As of December 31, 2013, 99.5% of our loans required balloon payments at the end of their terms. Loans with balloon payments are riskier than loans with even payments of principal over an extended time period like 15 or 30 years because the borrower’s repayment depends on its ability to sell the property profitably, obtain suitable refinancing or otherwise raise a substantial amount of cash when the loan comes due. There are no specific criteria used in evaluating the credit quality of borrowers for loans requiring balloon payments. Furthermore, a substantial period of time may elapse between the review of the financial statements of the borrower and the date when the balloon payment is due. As a result, there is no assurance that a borrower will have sufficient resources to make a balloon payment when due.

Our loans are not insured or guaranteed by any governmental agency.

Our loans are not insured or guaranteed by a federally-owned or -guaranteed mortgage agency. Consequently, our recourse if there is a default may only be to foreclose upon the real property securing a loan. The value of the foreclosed property may have decreased and may not be equal to the amount outstanding under the corresponding loan, resulting in a decrease of the amount available to distribute to you.

Our loans permit prepayment, which may lower returns.

The majority of our loans do not include prepayment penalties for a borrower paying off a loan prior to maturity. The absence of a prepayment penalty in our loans may lead borrowers to refinance higher interest rate loans in a market of falling interest rates. This would then require us to reinvest the prepayment proceeds in loans or alternative short-term investments with lower interest rates and a corresponding lower return to you.

Equity or cash flow participation in loans could result in loss of our secured position in loans.

We may obtain participation in the appreciation in value or in the cash flow from a secured property. If a borrower defaults and claims that this participation makes the loan comparable to equity (like stock) in a joint venture, we might lose our secured position as lender in the property. Other creditors of the borrower might then wipe out or substantially reduce our investment. We could also be exposed to the risks associated with being an owner of real property. We are not presently involved in any such arrangements.

If a third party were to assert successfully that one of our loans was actually a joint venture with the borrower, there might be a risk that we could be liable as joint venturer for the wrongful acts of the borrower toward the third party.

Some losses that might occur to borrowers may not be insured and may result in defaults.

Our loans require that borrowers carry adequate hazard insurance for our benefit. Some events, however, are uninsurable, or insurance coverage for them is economically not practicable. Losses from earthquakes, floods or mudslides, for example, which occur in California, may be uninsured and cause losses to us on entire loans. Since December 31, 2013, no such loan loss has occurred.
While we are named loss payee in all cases and will receive notification in event of a loss, if a borrower allows insurance to lapse, an event of loss could occur before we know of the lapse and have time to obtain insurance ourselves.

Insurance coverage may be inadequate to cover property losses, even though OFG imposes insurance requirements on borrowers that it believes are adequate.

If any of our insurance carriers become insolvent, we could be adversely affected.

We carry several different lines of insurance, placed with several large insurance carriers. If any one of these large insurance carriers were to become insolvent, we would be forced to replace the existing insurance coverage with another suitable carrier, and any outstanding claims would be at risk for collection. In such an event, we cannot be certain that we would be able to replace the coverage at similar or otherwise favorable terms. Replacing insurance coverage at unfavorable rates and the potential of uncollectible claims due to carrier insolvency could adversely affect our results of operations and cash flows.

We recently entered a new Credit Facility, and additional borrowings by us will increase your risk and may reduce the amount we have available to distribute to you.

In February 2014, we entered into a Credit Agreement and Advance Formula Agreement with California Bank & Trust (“CB&T”) as the lender and executed a related Master Revolving Note and Security Agreement, which agreements provide us with a new revolving line of credit facility (the “Credit Facility”).  The maximum borrowings under the revolving Credit Facility is the lesser of $20,000,000, which is the face amount of the Master Revolving Note, or the amount determined pursuant to a borrowing base calculation described in the Advance Formula Agreement. At any time that the aggregate principal amount of the total borrowings under the Credit Facility exceeds the maximum permitted pursuant to the borrowing base calculation, the Company must promptly repay an amount equal to such excess.  Borrowings under the Credit Facility mature on February 5, 2016.  Such borrowings will bear interest payable monthly, in arrears, on the first business day of each month, at the prime rate of interest established by CB&T from time-to-time (currently 3.25%) plus one quarter percent (.25%) per annum. Upon a default under the Credit Facility such interest rate increases by 2.00%.

We may borrow funds under the Credit Facility or otherwise to expand our capacity to invest in real estate loans or for other business purposes. Such borrowings will require us to carefully manage our cost of funds. No assurance can be given that we will be successful in this effort. Should we be unable to repay the indebtedness and make the interest payments on the Credit Facility or any other  loans, the lender will likely declare us in default and require that we repay all amounts owing under the applicable loan facility. Even if we are repaying the indebtedness in a timely manner, interest payments owing on the borrowed funds may reduce our income and the distributions you receive.

We may borrow funds from several sources in addition to the Credit Facility, and the terms of any indebtedness we incur may vary. However, some lenders may require as a condition of making a loan to us that the lender will receive a priority on loan repayments received by us. As a result, if we do not collect 100% on our investments, the first dollars may go to our lenders and we may incur a loss which will result in a decrease of the amount available for distribution to you. In addition, we may enter into securitization arrangements in order to raise additional funds. Such arrangements could increase our leverage and adversely affect our cash flow and our ability to make distributions to you.

We will need cash to meet our minimum REIT distribution requirements and limit U.S. federal income taxation. Because we will be required to distribute annually to our stockholders at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and by excluding net capital gains) to qualify as a REIT and because we intend to distribute substantially all of our REIT taxable income and net capital gain, our ability to expand our loan portfolio will depend in large part on external sources of capital. In addition, if our minimum distribution requirements to maintain our REIT status and minimize U.S. federal income taxation become large relative to our cash flow as a result of our taxable income exceeding our cash flow from operations, then we may be required to borrow funds or raise capital by selling assets to meet those distribution requirements. Any equity financing may result in substantial dilution to our stockholders, and any debt financing may include restrictive covenants. We may not be able to raise capital on reasonable terms, if at all.

If interest rates rise, our debt service costs will increase and the value of our properties may decrease.

Our  Credit Facility and certain other borrowings bear interest at variable rates, and we may incur additional debt in the future. Increases in market interest rates would increase our interest expense under these debt obligations and would increase the costs of refinancing existing indebtedness or obtaining new debt. Additionally, increases in market interest rates may result in a decrease in the liquidity and value of our real estate holdings and decrease the market price of our Common Stock. Accordingly, these increases could adversely affect our financial position and our ability to make distributions to our stockholders.

The covenants in our Credit Facility might adversely affect us.

Our Credit Facility requires us to satisfy certain affirmative and negative covenants and to meet numerous financial tests, and also contain certain default and cross-default provisions. If any future failure to comply with one or more of these covenants resulted in the loss of this Credit Facility and/or required the immediate repayment of Advances under the Credit Facility and we were unable to obtain suitable replacement financing, such loss could have a material, adverse impact on our financial position and results of operations.

We expect our real estate loans will not be marketable, and we expect no secondary market to develop.

We do not expect our real estate loans to be marketable, and we do not expect a secondary market to develop for them. As a result, we will generally bear all the risk of our investment until the loans mature. This will limit our ability to hedge our risk in changing real estate markets and may result in reduced returns to our investors.

We may have difficulty protecting our rights as a secured lender.

We believe that our loan documents will enable us to enforce our commercial arrangements with borrowers. However, the rights of borrowers and other secured lenders may limit our practical realization of those benefits. For example:

•
Judicial foreclosure is subject to the delays of protracted litigation. Although we expect non-judicial foreclosure to be quicker, our collateral may deteriorate and decrease in value during any delay in foreclosing on it;

•	The borrower’s right of redemption during foreclosure proceedings can deter the sale of our collateral and can for practical purposes require us to manage the property;

•	Unforeseen environmental hazards may subject us to unexpected liability and procedural delays in exercising our rights;

•	The rights of senior or junior secured parties in the same property can create procedural hurdles for us when we foreclose on collateral;

•	We may not be able to pursue deficiency judgments after we foreclose on collateral; and
•	State and federal bankruptcy laws can prevent us from pursuing any actions, regardless of the progress in any of these suits or proceedings.

By becoming the owner of property, we may incur additional obligations, which may reduce the amount of funds available for distribution.

We intend to own real property only if we foreclose on a defaulted loan and purchase the property at the foreclosure sale. Acquiring a property at a foreclosure sale may involve significant costs. If we foreclose on a security property, we expect to obtain the services of a real estate broker and pay the broker’s commission in connection with the sale of the property. We may incur substantial legal fees and court costs in acquiring a property through contested foreclosure and/or bankruptcy proceedings. In addition, significant expenditures, including property taxes, maintenance costs, renovation expenses, mortgage payments, insurance costs and related charges, must be made on any property we own, regardless of whether the property is producing any income.

Under applicable environmental laws, any owner of real property may be fully liable for the costs involved in cleaning up any contamination by materials hazardous to the environment. Even though we might be entitled to indemnification from the person that caused the contamination, there is no assurance that the responsible person would be able to indemnify us to the full extent of our liability. Furthermore, we would still have court and administrative expenses for which we may not be entitled to indemnification.

A prolonged economic slowdown, lengthy or severe recession or significant increase in interest rates could harm our business.

The risks associated with our business are more acute during periods of economic slowdown or recession because these periods can be accompanied by decreased demand for consumer credit and declining real estate values. Because we are a non-conventional lender willing to invest in riskier loans, rates of delinquencies, foreclosures and losses on our loans could be higher than those generally experienced in the mortgage lending industry during periods of economic slowdown or recession. Furthermore, if interest rates were to increase significantly, the costs of borrowing may become too expensive, which may negatively impact new loan originations by reducing demand for real estate lending. For the fiscal years ended December 31, 2010, 2011 and 2012, we had no new loan originations other than carryback financing related to real estate sales and purchases of loans to protect our interest in certain of our loans.  Any sustained period of increased delinquencies, foreclosures or losses or a significant increase in interest rates could adversely affect our ability to originate, purchase and securitize loans, which could significantly harm our business, financial condition, liquidity and results of operations.

Our results are subject to fluctuations in interest rates and other economic conditions.

      As of December 31, 2013, most of our loans do not have a prepayment penalty or exit fee. Based on our Manager’s historical experience, we expect that at least 90% of our loans will continue to not have a prepayment penalty. Should interest rates decrease, our borrowers may prepay their outstanding loans with us in order to receive a more favorable rate. This may reduce the amount of income we have available to distribute to you.

      Our results of operations will vary with changes in interest rates and with the performance of the relevant real estate markets. If the economy is healthy, we expect that more investors will borrow money to acquire, develop or renovate real property. However, if the economy grows too fast, interest rates may increase too quickly and the cost of borrowing may cause real estate values to decline. Alternatively, if the economy enters a recession, real estate development may slow. A slowdown in real estate activity may reduce the opportunities for real estate lending and we may have fewer loans to make or acquire, thus reducing our revenues and the distributions you receive.

      If, at a time of relatively low interest rates, a borrower should prepay obligations that have a higher interest rate from an earlier period, we will likely not be able to reinvest the funds in loans earning that higher rate of interest. In the absence of a prepayment fee, we will receive neither the anticipated revenue stream at the higher rate nor any compensation for its loss. This is a risk if the loans we invest in do not have prepayment penalties or exit fees.

We face competition for real estate loans that may reduce available returns and fees available.

Our competitors consist primarily of other mortgage REIT’s, conventional real estate lenders and real estate loan investors, including commercial banks, insurance companies, mortgage brokers, pension funds and other institutional lenders. Many of the companies against which we and OFG compete have substantially greater financial, technical and other resources than us or OFG. If our competition decreases interest rates on their loans or makes funds more easily accessible, we may be required to reduce our interest rates, which would reduce our revenues and the distributions you receive.

Our Manager serves pursuant to a long-term Management Agreement that may be difficult to terminate and may not reflect arm’s-length negotiations.

We entered into a long-term Management Agreement with OFG. The Management Agreement will continue in force for the duration of the existence of Owens Realty Mortgage, Inc., unless terminated earlier pursuant to the terms of the Management Agreement. The Management Agreement may be terminated prior to the termination of our existence: (a) upon the affirmative vote of the holders of a majority of the outstanding shares of Common Stock; (b) by OFG pursuant to certain procedures set forth in the Management Agreement relating to changes in compensation; (c) automatically in the event of an assignment of the Management Agreement by OFG (with certain exceptions), unless consented to by the Company with the approval of the Board of Directors and holders of a majority of the outstanding shares of Common Stock entitled to vote on the matter; (d) by us upon certain conditions set forth in the Management Agreement, including a breach thereof by OFG; or (e) by OFG upon certain conditions set forth in the Management Agreement, including a breach thereof by the Company. Consequently, it may be difficult to terminate our Management Agreement and replace OFG in the event that its performance does not meet our expectations or for other reasons, unless the conditions for termination of the Management Agreement are satisfied. The Management Agreement was negotiated by related parties and may not reflect terms as favorable as those subject to arm’s-length bargaining.

Our Manager will face conflicts of interest concerning the allocation of its personnel’s time.

Our Manager and William C. Owens, who owns 56.0976% of the outstanding shares of stock of OFG, although unlikely, may also sponsor other real estate programs having investment objectives and policies similar to ours. As a result, OFG and William C. Owens may have conflicts of interest in allocating their time and resources between our business and other activities. During times of intense activity in other programs and ventures, OFG and its key people may devote less time and resources to our business than they ordinarily would. Our Management Agreement with OFG does not specify a minimum amount of time and attention that OFG and its key people are required to devote to the Company. Thus, OFG may not spend sufficient time managing our operations, which could result in our not meeting our investment objectives. Currently, OFG does not sponsor other real estate programs or any other programs that have an objective and policies similar to those of the Company.

Our Manager will face conflicts of interest arising from our fee structure.

OFG will receive fees from borrowers that would otherwise increase our returns. Because OFG receives all of these fees, our interests will diverge from those of OFG and William C. Owens when OFG decides whether we should charge the borrower higher interest rates or OFG should receive higher fees from borrowers.

OFG earned a total of approximately $1,816,000, $1,926,000 and $2,577,000 for the fiscal years ended December 31, 2013, 2012 and 2011, respectively, for managing the Company. In addition, OFG earned a total of approximately $664,000, $61,000 and $955,000 in fees from borrowers for the fiscal years ended December 31, 2013, 2012 and 2011, respectively. The total amount earned by OFG that is paid by borrowers represents fees on loans originated or extended for the Company (including loans fees, late payment charges and miscellaneous fees).

With respect to properties we acquire through foreclosure, we may be unable to renew leases or re-lease space as leases expire on favorable terms or at all, which could have a material adverse effect on our financial condition, results of operations, cash flow, cash available for distribution to you, per share trading price of our Common Stock and our ability to satisfy our debt service obligations.

Because we compete with a number of real estate operators in connection with the leasing of our properties, the possibility exists that one or more of our tenants will extend or renew its lease with us when the lease term expires on terms that are less favorable to us than the terms of the then-expiring lease, or that such tenant or tenants will not renew at all. Because we depend, in large part, on rental payments from our tenants, if one or more tenants renews its lease on terms less favorable to us or does not renew its lease, or if we do not re-lease a significant portion of the space made available, our financial condition, results of operations, cash flow, cash available for distribution, per-share trading price of our Common Stock and ability to satisfy our debt service obligations could be materially adversely affected.

If any of our foreclosed properties incurs a vacancy, it could be difficult to sell or re-lease.

One or more of our properties may incur a vacancy by either the continued default of a tenant under its lease or the expiration of one of our leases. Certain of our properties may be specifically suited to the particular needs of a tenant (e.g., a retail bank branch or distribution warehouse), and major renovations and expenditures may be required in order for us to re-lease vacant space for other uses. We may have difficulty obtaining a new tenant for any vacant space we have in our properties. If the vacancy continues for a long period of time, we may suffer reduced revenues, resulting in less cash available to be distributed to you. In addition, the resale value of a property could be diminished because the market value of a particular property will depend principally upon the value of the leases of such property.

Our properties may be subject to impairment charges.

We periodically evaluate our real estate investments for impairment indicators. The judgment regarding the existence of impairment indicators is based on factors such as market conditions, tenant performance and legal structure. For example, the early termination of, or default under, a lease by a tenant may lead to an impairment charge. If we determine that an impairment has occurred, we would be required to make an adjustment to the net carrying value of the property, which could have a material adverse effect on our results of operations in the period in which the impairment charge is recorded.

Operating expenses of our properties acquired through foreclosure will reduce our cash flow and funds available for future distributions.

For certain of our properties acquired through foreclosure, we are responsible for operating costs of the property. In some of these instances, our leases require the tenant to reimburse us for all or a portion of these costs, in the form of either an expense reimbursement or increased rent. Our reimbursement may be limited to a fixed amount or a specified percentage annually. To the extent operating costs exceed our reimbursement, our returns and net cash flows from the property and hence our overall operating results and cash flows could be materially adversely affected.

We would face potential adverse effects from tenant defaults, bankruptcies or insolvencies.

The bankruptcy of our tenants may adversely affect the income generated by our properties. If our tenant files for bankruptcy, we generally cannot evict the tenant solely because of such bankruptcy. In addition, a bankruptcy court could authorize a bankrupt tenant to reject and terminate its lease with us. In such a case, our claim against the tenant for unpaid and future rent would be subject to a statutory cap that might be substantially less than the remaining rent actually owed under the lease, and it is unlikely that a bankrupt tenant would pay in full amounts it owes us under the lease. Any shortfall resulting from the bankruptcy of one or more of our tenants could adversely affect our cash flow and results of operations.

We face intense competition, which may decrease or prevent increases in the occupancy and rental rates of our properties.

We compete with numerous developers, owners and operators of retail, industrial and office real estate, many of which own properties similar to ours in the same markets in which our properties are located. If one of our properties becomes vacant and our competitors offer space at rental rates below current market rates, or below the rental rates we currently charge our tenants, we may lose existing or potential tenants and we may be pressured to reduce our rental rates below those we currently charge or to offer substantial rent abatements. As a result, our financial condition, results of operations, cash flow, per share trading price of our Common Stock and ability to satisfy our debt service obligations and to make distributions to you may be adversely affected.

We may be required to make significant capital expenditures to improve our foreclosed properties in order to retain and attract tenants, causing a decline in operating revenue and reducing cash available for debt service and distributions to you.

If adverse economic conditions continue in the real estate market, we expect that, upon expiration of leases at our properties, we will be required to make rent or other concessions to tenants, and/or accommodate requests for renovations, build-to-suit remodeling and other improvements. As a result, we may have to make significant capital or other expenditures in order to retain tenants whose leases expire and to attract new tenants. Additionally, we may need to raise capital to make such expenditures. If we are unable to do so or capital is otherwise unavailable, we may be unable to make the required expenditures. This could result in non-renewals by tenants upon expiration of their leases, which would result in declines in revenue from operations and reduce cash available for debt service and distributions to you.

United States Federal Income Tax Risks Relating to Our REIT Qualification

Our failure to qualify as a REIT would subject us to U.S. federal income tax, which would reduce amounts available for distribution to our stockholders.

Following the Merger, we intend to elect to be taxed as a REIT under the Code. Our qualification as a REIT requires us to satisfy numerous requirements (some on an annual and quarterly basis) established under highly technical and complex Code provisions for which there are only limited judicial or administrative interpretations and involves the determination of various factual matters and circumstances not entirely within our control. We intend that our organization and method of operation will qualify us as a REIT, but we may not be able to remain so qualified in the future. Future legislation, new regulations, administrative interpretations or court decisions could adversely affect our ability to qualify as a REIT or adversely affect our stockholders.

We intend to hold certain property foreclosed upon by OMIF prior to the REIT conversion through one or more wholly-owned corporate taxable REIT subsidiaries.  Under the Code, no more than 25% of the value of the assets of a REIT may be represented by securities of one or more taxable REIT subsidiaries, and a taxable REIT subsidiary generally cannot operate a lodging or health care facility. These limitations may limit our ability to hold properties through taxable REIT subsidiaries. In the event that we determine that the foreclosed properties are held for investment and, therefore, are not subject to the 100% tax on prohibited transactions, there is no guarantee that the IRS will agree with our determination.  Finally, in the event that any of our foreclosed properties constitute lodging or health care facilities that cannot be operated by a taxable REIT subsidiary, such properties will be operated by an “eligible independent contractor,” as defined in Section 856(d)(9)(A) of the Code.

If we fail to qualify as a REIT in any taxable year, we would be subject to U.S. federal income tax (including any applicable alternative minimum tax) on our taxable income at corporate rates, and we would not be allowed to deduct distributions made to our stockholders in computing our taxable income. We may also be disqualified from treatment as a REIT for the four taxable years following the year in which we failed to qualify. The additional tax liability would reduce our net earnings available for investment or distribution to stockholders. In addition, we would no longer be required to make distributions to our stockholders. Even if we continue to qualify as a REIT, we will continue to be subject to certain U.S. federal, state and local taxes on our income and property.

We cannot assure you that we will have access to funds to meet our distribution and tax obligations.

In order to qualify as a REIT, we will be required each year to distribute to our stockholders at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and by excluding any net capital gain). Furthermore, we will be subject to corporate-level U.S. federal income taxation on our undistributed income and gain. We intend to make distributions to our stockholders of substantially all of our income and gain so as to comply with the 90% distribution requirement and limit corporate-level U.S. federal income taxation of the Company. Although we generally do not intend to make distributions in excess of our REIT taxable income and any net capital gain, we may do so from time to time. A distribution of REIT taxable income or net capital gain generally will be a taxable distribution to you and not represent a return of capital for U.S. federal income tax purposes. If we make distributions in excess of our REIT taxable income and any net capital gain, the excess portion of these distributions generally would represent a non-taxable return of capital for such purposes up to your tax basis in your Common Stock and then generally capital gain. The portion of any distribution treated as a return of capital for U.S. federal income tax purposes would reduce your tax basis in your Common Stock by a corresponding amount. Differences in timing between taxable income and cash available for distribution could require us to borrow funds or raise capital by selling assets to enable us to meet these distribution requirements. We also could be required to pay taxes and liabilities in the event we were to fail to qualify as a REIT. Our inability to retain earnings (resulting from these distribution requirements) generally may require us to refinance debt that matures with additional debt or equity. There can be no assurance that any of these sources of funds, if available at all, would be available to meet our distribution and tax obligations.

Changes in the tax laws could make investments in REITs less attractive and could reduce the tax benefits of our REIT conversion.

The U.S. federal income tax laws governing REITs and the administrative interpretations of those laws may be amended or changed at any time. Any of those new laws or interpretations may take effect retroactively and could adversely affect us or you as a stockholder.

Taxable REIT subsidiaries are subject to corporate-level tax, which may devalue our Common Stock relative to other companies.

Taxable REIT subsidiaries are corporations subject to corporate-level tax. Our use of taxable REIT subsidiaries may cause the market to value our Common Stock lower than the stock of other publicly traded REITs which may not use taxable REIT subsidiaries and lower than the equity of mortgage pools taxable as non-publicly traded partnerships, which generally are not subject to any U.S. federal income taxation on their income and gain.

Distributions from a REIT are currently taxed at a higher rate than corporate distributions.

The maximum U.S. federal income tax rate on both distributions from certain domestic and foreign corporations and net capital gain for individuals is 20%. However, this rate of tax on distributions generally will not apply to our distributions (except those distributions identified by the Company as “capital gain dividends” which are taxable as long-term capital gain), and therefore such distributions generally will be taxed as ordinary income. Ordinary income generally is subject to U.S. federal income tax at a maximum rate of 39.6% for individuals. The higher tax rate on the Company’s distributions may cause the market to devalue our Common Stock relative to stock of those corporations whose distributions qualify for the lower rate of taxation.

A portion of our business is potentially subject to prohibited transactions tax.

As a REIT, we are subject to a 100% tax on our net income from any “prohibited transactions.” In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, but including loans, held as inventory or primarily for sale to customers in the ordinary course of business. Sales by us of property in the ordinary course of our business will generally constitute prohibited transactions. The Company might be subject to this tax if it was to sell a property or loan in a manner that was treated as a sale of inventory for U.S. federal income tax purposes. Therefore, in order to avoid the prohibited transactions tax, we may choose not to engage in certain sales of properties or loans, other than through a taxable REIT subsidiary, and will attempt to comply with the terms of safe-harbor provisions in the U.S. federal income tax laws prescribing when a sale of real property or a loan will not be characterized as a prohibited transaction, even though the sales might otherwise be beneficial to us. We cannot assure you however, that we can comply with the safe-harbor provisions or that we will not be subject to the prohibited transactions tax on some earned income.

Our use of taxable REIT subsidiaries may have adverse U.S. federal income tax consequences.

We must comply with various tests to qualify and continue to qualify as a REIT for U.S. federal income tax purposes, and our income from and investments in taxable REIT subsidiaries do not constitute permissible income and investments for purposes of some of the REIT qualification tests. While we will attempt to ensure that our dealings with our taxable REIT subsidiaries will not adversely affect our REIT qualification, we cannot assure you that we will successfully achieve that result. Furthermore, we may be subject to a 100% penalty tax, or our taxable REIT subsidiaries may be denied deductions, to the extent our dealings with our taxable REIT subsidiaries are not deemed to be arm’s length in nature.

We may endanger our REIT status if the distributions we receive from our taxable REIT subsidiaries exceed applicable REIT gross income tests.

The annual gross income tests that must be satisfied to ensure REIT qualification may limit the amount of dividends that we can receive from our taxable REIT subsidiaries and still maintain our REIT status. Generally, not more than 25% of our gross income may be derived from non-real estate related sources, such as dividends from a taxable REIT subsidiary. If, for any taxable year, the dividends we receive from our taxable REIT subsidiaries, when added to our other items of non-real estate related income, represent more than 25% of our total gross income for the year, we could be denied REIT status, unless we were able to demonstrate, among other things, that our failure of the gross income test was due to reasonable cause and not willful neglect.

Risks of Ownership of Our Common Stock

The public market for our Common Stock may be limited.

There may be limited interest in investing in our Common Stock and, while we are listed on the NYSE MKT and our shares have been trading for a short period, we cannot assure you that an established or liquid trading market for the Common Stock will develop or that it will continue if it does develop. In the absence of a liquid public market with adequate investor demand, you may be unable to liquidate your investment in our Common Stock.

Sales of our Common Stock could have an adverse effect on our stock price.

Sales of a substantial number of shares of our Common Stock  could adversely affect the market price for our Common Stock. Subject to the restrictions on ownership and transfer in  our charter, all of the shares of Common Stock  issued in the Merger, other than any shares issued to an “affiliate” under the Securities Act, will be freely tradable without restriction or further registration under the Securities Act. In addition, none of our shares outstanding upon completion of the Merger will be subject to lock-up agreements. We cannot predict the effect that future sales of our Common Stock will have on the market price of our Common Stock.

The market price and trading volume of our Common Stock may be volatile.

The market price of our Common Stock may be highly volatile and be subject to wide fluctuations. In addition, the trading volume in our Common Stock may fluctuate and cause significant price variations to occur. Given the level of redemption requests by limited partners prior to the Merger, there could be some continuing downward pressure on the market price of our Common Stock after the Merger as stockholders liquidate their investment in  the Company. Additionally, the Company will be dissolved on December 31, 2034, unless our charter is amended. As we move closer to the dissolution date, we expect to stop making new loans, and we expect that our stock price will approach our book value per share though there can be no assurances that this will occur.

We cannot assure you that the market price of our Common Stock will not fluctuate or decline significantly in the future. Some of the factors, many of which are beyond our control, that could negatively affect our stock price or result in fluctuations in the price or trading volume of our Common Stock include:

•	additional increases in loans defaulting or becoming non-performing or being written off;
•	actual or anticipated variations in our operating results or distributions;
•	publication of research reports about us or the real estate industry;
•	changes in market valuations of similar companies;
•	changes in tax laws affecting REITs;
•	adverse market reaction to any increased indebtedness we incur; and
•	general market and economic conditions.
Market interest rates could have an adverse effect on our stock price.

One of the factors that will influence the price of our Common Stock will be the distribution return on our Common Stock (as a percentage of the price of our Common Stock) relative to market interest rates. Thus, an increase in market interest rates may lead prospective purchasers of our Common Stock to expect a higher distribution yield, which would adversely affect the market price of our Common Stock.

We may incur increased costs as a result of being a listed company.

Our Common Stock is listed on the NYSE MKT. As a listed company, we may incur additional legal, accounting and other expenses that we did not incur as a non-listed company. We will also incur costs associated with corporate governance requirements, as well as new accounting pronouncements and new rules implemented by the SEC, NYSE MKT, or any other applicable national securities exchange. Any expenses required to comply with evolving standards may result in increased general and administrative expenses and a diversion of management time and attention from our business. In addition, these laws and regulations could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially greater costs to obtain the same or similar coverage. The effect of these events could also make it more difficult for us to attract qualified persons to serve on our Board of Directors or board committees. We are currently evaluating and monitoring developments with respect to these laws and regulations and cannot predict or estimate the amount or timing of additional costs we may incur in responding to their requirements.

Risks Related to Our Organization and Structure

Our charter restricts the ownership and transfer of our outstanding stock, which may have the effect of delaying, deferring or preventing a transaction or change of control of the Company

In order for us to qualify as a REIT, no more than 50% of the value of outstanding shares of our stock may be owned, beneficially or constructively, by five or fewer individuals at any time during the last half of each taxable year other than the year for which we elect to be taxed as a REIT.  Subject to certain exceptions, our charter prohibits any stockholder from owning actually or constructively more than 9.8%, in value or in number of shares, whichever is more restrictive, of the outstanding shares of our Common Stock, and 9.8% in value of the outstanding shares of all classes or series of our stock.  The constructive ownership rules under the Code are complex and may cause the outstanding stock owned by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity.  As a result, the acquisition of less than 9.8% of our outstanding Common Stock or the outstanding shares of all classes or series of our stock by an individual or entity could cause that individual or entity to own constructively in excess of the relevant ownership limits.  Our charter also prohibits any person from owning shares of our stock that would result in our being “closely held” under Section 856(h) of the Code or otherwise cause us to fail to qualify as a REIT.  Any attempt to own or transfer shares of our Common Stock in violation of these restrictions may result in the shares being automatically transferred to a charitable trust or may be void.

Certain provisions of Maryland law may limit the ability of a third party to acquire control of the Company

The charter and bylaws of the Company and Maryland corporate law contain provisions that could delay, defer or prevent a transaction or a change in control of us that might involve a premium price for holders of our Common Stock or otherwise be in their best interests.

Subject to certain limitations, provisions of the MGCL prohibit certain business combinations between the Company and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our outstanding voting stock or an affiliate or associate of us who beneficially owned 10% or more of the voting power of our then outstanding stock at any time during the two-year period immediately prior to the date in question) or an affiliate of an interested stockholder for five years after the most recent date on which the stockholder became an interested stockholder.  After the five-year period, business combinations between us and an interested stockholder or an affiliate of an interested stockholder must generally either provide a minimum price (as defined in the MGCL) to our stockholders in cash or other consideration in the same form as previously paid by the interested stockholder or be recommended by our Board of Directors and approved by the affirmative vote of at least 80% of the votes entitled to be cast by holders of our outstanding shares of voting stock and at least two-thirds of the votes entitled to be cast by stockholders other than the interested stockholder and its affiliates and associates.  These provisions of the MGCL relating to business combinations do not apply, however, to business combinations that are approved or exempted by our Board of Directors prior to the time that the interested stockholder becomes an interested stockholder.  As permitted by the MGCL, our Board of Directors has adopted a resolution exempting any business combination between us and any other person, provided that the business combination is approved by our Board of Directors (including a majority of directors who are not affiliates or associates of such persons), and between us and OFG and its affiliates and associates.  However, our Board of Directors may repeal or modify this resolution at any time in the future, in which case the applicable provisions of this statute will become applicable to business combinations between us and interested stockholders.

The “control share” provisions of the MGCL provide that a holder of “control shares” of a Maryland corporation (defined as shares which, when aggregated with other shares controlled by the stockholder (except solely by virtue of a revocable proxy), entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of “control shares”) has no voting rights with respect to such shares except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding votes entitled to be cast by the acquiror of control shares, our officers and our employees who are also our directors.  Our bylaws contain a provision exempting from the control share acquisition statute any and all acquisitions by any person of shares of our stock.  There can be no assurance that this provision will not be amended or eliminated at any time in the future.

The Company has elected to implement a classified Board of Directors, require a two-thirds vote to remove a director and to implement other provisions of Title 3, Subtitle 8 of the MGCL that may have the effect of delaying, deferring or preventing a transaction or a change of control of the Company.

On November 12, 2013, our Board of Directors elected to be subject to all of the provisions of Sections 3-803, 3-804 and 3-805 of Title 3, Subtitle 8 of the MGCL (“Subtitle 8”). As a result of this election, without stockholder approval and regardless of any provision in our charter or bylaws, our Board caused the following provisions of Subtitle 8 relating to our Board and the calling of stockholder meetings to be implemented, and these provisions may have the effect of delaying, deferring or preventing a transaction or a change of control of the Company that might be in our stockholders’ best interests:

•
Board Classification. As a result of the  election under Subtitle 8, the Board is classified into three separate classes of directors. At each annual meeting of the stockholders of the Company, the successors to the class of directors whose term expires at that meeting will be elected to hold office for a term continuing until the annual meeting of stockholders held in the third year following the year of their election and until their successors are elected and qualified.

•
Removal of Directors. As a result of the  election to be subject to Section 3-804 of the MGCL, the removal of directors will require the affirmative vote of at least two-thirds of all of the votes entitled to be cast by the stockholders generally in the election of directors.

•
Board Size. The  election to be subject to Section 3-804 of the MGCL also provides that the Board has the exclusive right to set the number of directors on the Board.  This election did not result in substantive change to the requirements already provided in the Company’s charter and bylaws.

•
Vacancies on the Board. As a result of the election to be subject to Section 3-804 of the MGCL, the Board has the exclusive right, by the affirmative vote of a majority of the remaining directors, even if the remaining directors do not constitute a quorum, to fill vacancies on the Board, and any director elected by the Board to fill a vacancy will hold office for the remainder of the full term of the class of directors in which the vacancy occurred and until his or her successor is elected and qualified.

•
Special Meetings Called at the Request of Stockholders. As a result of the  election to be subject to Section 3-805 of the MGCL, special meetings of stockholders called at the request of stockholders may now be called by the Secretary of the Company only on the written request of the stockholders entitled to cast at least a majority of all the votes entitled to be cast at the meeting.

Our Board of Directors has the power to cause us to issue additional shares of our stock without stockholder approval.

Our charter authorizes us to issue additional authorized but unissued shares of common or preferred stock.  In addition, our Board of Directors may, without stockholder approval, amend our charter to increase the aggregate number of our shares of stock or the number of shares of stock of any class or series that we have authority to issue and classify or reclassify any unissued shares of common or preferred stock and set the preferences, rights and other terms of the classified or reclassified shares.  As a result, our Board of Directors may establish a series of shares of common or preferred stock that could delay or prevent a transaction or a change in control that might involve a premium price for our shares of Common Stock or otherwise be in the best interests of our stockholders.

Our rights and the rights of our stockholders to take action against our directors and officers are limited, which could limit your recourse in the event of actions not in your best interests.

Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. As permitted by the MGCL, our charter limits the liability of our directors and officers to us and our stockholders for money damages, except for liability resulting from:

•	actual receipt of an improper benefit or profit in money, property or services; or
•	a final judgment based upon a finding of active and deliberate dishonesty by the director or officer that was material to the cause of action adjudicated.

In addition, our charter authorizes us to obligate ourselves to indemnify our present and former directors and officers for actions taken by them in those and other capacities to the maximum extent permitted by Maryland law. Our bylaws require us to indemnify, to the maximum extent permitted by Maryland law, each present or former director or officer who is made, or threatened to be made, a party to any proceeding because of his or her service to us. In addition, we may be obligated to advance the defense costs incurred by our directors and officers.

Item 1B. UNRESOLVED STAFF COMMENTS

None

Item 2. PROPERTIES

The Manager operates from its executive offices at 2221 Olympic Boulevard, Walnut Creek, CA 94595, or the Executive Office. The lessor is Olympic Blvd. Partners, a California Limited Partnership, or OBP, of which the Manager is a 50% general partner. The Executive Office is the sole asset of OBP. The Executive Office is subject to a deed of trust in the amount of $726,628 as of December 31, 2013 with monthly payments of interest and principal of $4,565.88 and the remaining principal balance of $617,013 due on February 28, 2018. The loan is subject to a prepayment penalty equal to 2% of any unscheduled principal payments made in the twelve month period prior to January 31, 2015 and 1% of any unscheduled principal payments made in the twelve month period prior to January 31, 2016.The Company does not have separate offices.

As of December 31, 2013, we hold title to twenty-seven real estate properties that were acquired through foreclosure including eleven within majority- or wholly-owned limited liability companies and one within a wholly-owned corporation (see below). As of December 31, 2013, the total carrying amount of these properties was $135,316,000. Twenty-two of the properties are being held for long-term investment and the remaining five properties are currently being marketed for sale.

•	The Company’s (or related entities) title to all properties is held as fee simple.

•	There are no mortgages or encumbrances to third parties on any of our real estate properties (other than within 720 University, LLC and Tahoe Stateline Venture, LLC- see below).

•
Of the twenty-seven properties held, fifteen of the properties are income-producing. Only minor renovations and repairs to the properties are currently being made or planned (other than continued tenant improvements on real estate held for investment and development of the land held within Tahoe Stateline Venture, LLC, potential development of the North Building within TOTB Miami, LLC and improvements to the bridge accessing the marina within Brannan Island, LLC).

•	The Manager believes that all properties owned by the Company are adequately covered by customary casualty insurance.

Real estate acquired through foreclosure may be held for a number of years before ultimate disposition primarily because we have the intent and ability to dispose of the properties for the highest possible price (such as when market conditions improve). During the time that the real estate is held, we may earn less income on these properties than could be earned on loans and may have negative cash flow on these properties.

Some of the properties we acquire, primarily through foreclosure proceedings, may face competition from newer, more updated properties. In order to remain competitive and increase occupancy at these properties and/or make them attractive to potential purchasers, we may have to make significant capital improvements and/or incur costs associated with correcting deferred maintenance with respect to these properties. The cost of these improvements and deferred maintenance items may impair our financial performance and liquidity.  Additionally, we compete with any entity seeking to acquire or dispose of similar properties, including REITs, banks, pension funds, hedge funds, real estate developers and private real estate investors. Competition is primarily dependent on price, location, physical condition of the property, financial condition and operating results of current and prospective tenants, availability and cost of capital, construction and renovation costs, taxes, governmental regulations, legislation and trends in the national and local economies.

For purposes of assessing potential impairment of value during 2013 and 2012, we obtained updated appraisals or other valuation support on several of our real estate properties held for sale and investment, which resulted in additional impairment losses on two and nine properties, respectively, in the aggregate amount of approximately $666,000 and $4,873,000, respectively, recorded in the consolidated statements of operations.

Real estate properties held for sale as of December 31, 2013 and 2012 consisted of the following properties acquired through foreclosure:

	2013	2012
Manufactured home subdivision development, Ione, California – remaining lots/houses sold during 2013	$—	$78,530
Manufactured home subdivision development (undeveloped land), Lake Charles, Louisiana (held within Dation, LLC) – sold during 2013	—	256,107
Undeveloped land, Auburn, California (formerly part of golf course owned by DarkHorse Golf Club, LLC) – transferred to held for investment in 2013	—	103,198
Undeveloped, industrial land, San Jose, California – transferred from held for investment in 2013	1,958,400	—
Undeveloped, commercial land, Half Moon Bay, California – transferred from held for investment in 2013	1,468,800	—
Marina with 30 boat slips and 11 RV spaces, Oakley, California (held within The Last Resort and Marina, LLC)	408,000	408,000
Golf course, Auburn, California (held within Lone Star Golf, Inc.) – transferred from held for investment in 2013	1,961,284	—
Commercial buildings, Sacramento, California – transferred to held for investment in 2013	—	3,890,968
45 condominium and 2 commercial units, Oakland, California (held within 1401 on Jackson, LLC) – sold during 2013	—	8,517,932
169 condominium units and 160 unit unoccupied apartment building, Miami, Florida (held within TOTB Miami, LLC) – transferred to held for investment in 2013	—	33,855,211
1/7th interest in single family home, Lincoln City, Oregon	93,647	85,259
Industrial land, Pomona, California (held within 1875 West Mission Blvd., LLC) – sold during 2013	—	7,315,000
Office/retail complex, Hilo, Hawaii – sold during 2013	—	1,662,889
	$5,890,131	$56,173,094

Real estate held for investment, net of accumulated depreciation, is comprised of the following properties as of December 31, 2013 and 2012:

	2013	2012
Light industrial building, Paso Robles, California	$1,489,120	$1,451,089
Commercial buildings, Roseville, California	767,077	777,366
Retail complex, Greeley, Colorado (held within 720 University, LLC)	11,697,485	11,974,751
Undeveloped, residential land, Madera County, California	726,580	726,580
Undeveloped, residential land, Marysville, California	403,200	403,200
Undeveloped land, Auburn, California (formerly part of golf course owned by DarkHorse Golf Club, LLC) – transferred from held for sale in 2013	103,198	—
75 improved, residential lots, Auburn, California (held within Baldwin Ranch Subdivision, LLC)	3,878,544	3,878,544
Undeveloped, industrial land, San Jose, California – transferred to held for sale in 2013	—	1,958,400
Undeveloped, commercial land, Half Moon Bay, California – transferred to held for sale in 2013	—	1,468,800
Storage facility/business, Stockton, California	3,943,780	4,037,575
Two improved residential lots, West Sacramento, California	117,120	130,560
Undeveloped, residential land, Coolidge, Arizona	1,017,600	1,017,600
Office condominium complex (15 units in 2013 and 16 units in 2012), Roseville, California – 1 unit sold during 2013	3,810,020	4,019,876
Golf course, Auburn, California (held within Lone Star Golf, LLC) – transferred to held for sale in 2013	—	1,959,492
Industrial building, Sunnyvale, California (held within Wolfe Central, LLC)	3,116,791	3,205,847
133 condominium units, Phoenix, Arizona (held within 54th Street Condos, LLC)	7,097,056	7,459,609
Medical office condominium complex, Gilbert, Arizona (held within AMFU, LLC)	4,771,234	4,860,573
61 condominium units, Lakewood, Washington (held within Phillips Road, LLC)	4,509,828	4,654,914
Commercial buildings, Sacramento, California – transferred from held for sale in 2013	3,890,968	—
169 condominium units and 160 unit unoccupied apartment building, Miami, Florida (held within TOTB Miami, LLC) – transferred from held for sale in 2013	33,017,315	—
12 condominium and 3 commercial units, Tacoma, Washington (held within Broadway & Commerce, LLC)	2,413,170	2,432,883
6 improved residential lots, Coeur D’Alene, Idaho	316,800	969,600
Unimproved, residential and commercial land, Gypsum, Colorado	5,814,418	5,760,000
Commercial land under development, South Lake Tahoe, California (held within Tahoe Stateline Venture, LLC)	34,495,674	8,452,996
Marina and yacht club with 179 boat slips, Isleton, California (held within Brannan Island, LLC)	2,028,855	—
	$129,425,833	$71,600,255

2013 Sales Activity

During the year ended December 31, 2013, we sold the 45 residential and 2 commercial units located in Oakland, California and held within 1401 on Jackson, LLC via a land sales contract for $11,000,000 ($1,000,000 down with interest only payments of 4.5% interest due monthly with all remaining principal and interest due in one year), resulting in a gain to the Company of approximately $207,000 and deferred gain of approximately $2,073,000. During the fourth quarter of 2013, the land sale contract was converted to a deed of trust and the borrower paid down the principal balance by $1,554,000, which resulted in the recognition of additonal gain of $233,000 (net of additional closing costs of $89,000).

During the year ended December 31, 2013, we sold the retail complex located in Hilo, Hawaii for $1,950,000 with a $250,000 cash down payment and a $1,700,000 carryback note due in three years with monthly payments of interest only at a starting rate of 5% per annum. The note called for principal pay downs of $125,000 each within 30 and 60 days of issuance of the title policy on the property, both of which were paid by the borrower during 2013. The sale resulted in a gain to the Company of approximately $36,000 and deferred gain of approximately $246,000. An additional gain on sale of approximately $36,000 was recorded during 2013 as a result of the principal pay downs.

During the year ended December 31, 2013, we sold ten lots (one including a manufactured home) in the manufactured home subdivision development located in Ione, California for aggregate net sales proceeds of approximately $106,000 resulting in an aggregate net gain to the Company of approximately $28,000.

During the year ended December 31, 2013, we sold the remaining parcel of land held within Dation, LLC for $300,000 with a $100,000 down payment and a $200,000 carryback note with interest only payments at 6% per annum due in one year. The sale resulted in a gain to the Company of approximately $13,000 and deferred gain of approximately $25,000.

1875 West Mission Blvd., LLC (“1875”) is a California limited liability company formed for the purpose of owning 22.41 acres of industrial land located in Pomona, California which was acquired by the Company and PNL Company (“PNL”) (who were co-lenders in the subject loan) via foreclosure in August 2011. Pursuant to the Operating Agreement, we had a 60% membership interest in 1875 and were entitled to collect approximately $5,078,000 upon the sale of the property after PNL collected any unreimbursed LLC expenses it had paid and $1,019,000 in its default interest at the time of foreclosure. The land was sold during 2013 for net sales proceeds of approximately $9,489,000 resulting in gain on sale of $2,174,000. As we received our basis in 1875 of $5,078,000 upon sale, after noncontrolling interest expense to PNL, there was no net income or loss to the Company.

During the year ended December 31, 2013, we sold one unit in the office condominium complex located in Roseville, California that is held for investment for net sales proceeds of approximately $409,000 resulting in a net gain to the Company of approximately $216,000.

2012 Sales Activity

During the year ended December 31, 2012, we sold one lot and one manufactured home located in Ione, California for aggregate net sales proceeds of approximately $66,000 resulting in a net gain to the Company of approximately $1,000.

During the year ended December 31, 2012, all of the improved lots and manufactured rental homes owned by Dation, LLC (“Dation”) were sold for $1,650,000 (comprised of cash of $330,000 and a note from the buyer of $1,320,000) resulting in no gain or loss to the Company. In addition, during the year ended December 31, 2012, Dation paid its joint venture partner a portion of its accrued management fees owed of approximately $147,000 in the form of $50,000 cash and two model homes with a book value of $97,000 as part of a settlement agreement to remove the joint venture partner as a member of Dation. The $1,320,000 note receivable from the sale was then assigned to the Company. The remaining model home was also sold during 2012 for cash of $25,000, resulting in a loss of approximately $12,000.

During the year ended December 31, 2012, we sold the industrial building located in Chico, California for net sales proceeds of approximately $8,514,000 resulting in a gain to the Company of approximately $1,863,000.

During the year ended December 31, 2012, we sold the nineteen condominium units located in San Diego, California held within 33rd Street Terrace, LLC for net sales proceeds of approximately $2,181,000 resulting in a gain to the Company of approximately $555,000.

During the year ended December 31, 2012, we sold the eight townhomes located in Santa Barbara, California held within Anacapa Villas, LLC for net sales proceeds of approximately $2,177,000 and a note carried back of $7,500,000 resulting in a gain to the Company of approximately $442,000 and a deferred gain of approximately $1,327,000.

During the year ended December 31, 2012, we sold the apartment complex located in Ripon, California held within 550 Sandy Lane, LLC for net sales proceeds of approximately $4,979,000 resulting in a gain to the Company of approximately $835,000.

During the year ended December 31, 2012, we sold the golf course located in Auburn, California (including all parcels of land except for one of approximately 25 acres) held within DarkHorse Golf Club, LLC for net sales proceeds of approximately $1,513,000 resulting in a loss to the Company of approximately $378,000.

2013 Foreclosure Activity

During the year ended December 31, 2013, Brannan Island, LLC (wholly owned by the Company) foreclosed on two loans secured by a marina with 179 boat slips located in Isleton, California with an aggregate principal balance of $1,863,000 and obtained the property via the trustee’s sale. In addition, advances made on the loans or incurred as part of the foreclosures (such as legal fees and delinquent property taxes) in the total amount of approximately $140,000 were capitalized to the basis of the property. The amount capitalized at the time of foreclosure approximated the net fair market value of the property.  The property has been classified as held for investment as a sale is not expected within one year.

During the year ended December 31, 2013, Tahoe Stateline Venture, LLC (“TSV”) (wholly owned by the Company) foreclosed on a loan, secured by two undeveloped parcels of land located in South Lake Tahoe, California, that was purchased at a discount (during the same period) with a principal balance of approximately $1,401,000 and obtained the property via the trustee’s sale. In addition, advances made on the loan or incurred as part of the foreclosure (including delinquent property taxes) in the total amount of approximately $335,000 were capitalized to the basis of the property. The fair market value of the land acquired was estimated to be higher than TSV’s basis in the subject loan, and, thus, a gain on foreclosure in the amount of approximately $952,000 was recorded. The property has been classified as held for investment along with several other parcels acquired by TSV during 2012 and 2013 as a sale is not expected within one year. See below under “Tahoe Stateline Venture, LLC”.

During the year ended December 31, 2013, TSV also foreclosed on three loans secured by first, second and third deeds of trust secured by ten undeveloped parcels of land located in South Lake Tahoe, California with principal balances totaling approximately $22,923,000 (total investment of $25,109,000 including advances made on the loans) and obtained the property via the trustee’s sale. Based on an appraisal dated June 30, 2013, it was determined that the fair value of the property was higher than our total investment in the loans (including a previously established loan loss allowance of $18,333,000), and a reversal to the provision for loan losses of approximately $6,476,000 was recorded at the time of foreclosure (for a net charge-off of $11,857,000). The property has been classified as held for investment along with several other parcels acquired by TSV during 2012 and 2013 as a sale is not expected within one year. See below under “Tahoe Stateline Venture, LLC”.

2012 Foreclosure Activity

During the year ended December 31, 2012, we foreclosed on a loan secured by an office/retail complex located in Hilo, Hawaii in the amount of $2,000,000 and obtained the property via the trustee’s sale.  In addition, accrued interest and advances made on the loan or incurred as part of the foreclosure (such as legal fees and delinquent property taxes) in the total amount of approximately $307,000 were capitalized to the basis of the property. We also had a deferred gain in the amount of approximately $644,000 from the original sale of the property in 2010 that was netted with the basis of the loan at the time of foreclosure. The property was sold during 2013.

We presently have no plans to significantly improve any of our unimproved or undeveloped properties (land), other than the property held within TSV (see above).  During 2014, we also plan to improve the bridge accessing the marina held within Brannan Island, LLC and plan to renovate the units within the North Building held within TOTB Miami, LLC if suitable financing can be obtained.

The only real estate properties with book values in excess of 10% of our total assets or with gross revenue in excess of 10% of our total revenue are the properties located in Miami, Florida (held within TOTB Miami, LLC, or TOTB), the property located in Greeley, Colorado (held within 720 University, LLC) and the property located in South Lake Tahoe, California (held within TSV). TOTB is a residential condominium complex and none of the individual leases are for greater than 10% of the rentable square footage of the buildings. TSV is currently under development as a retail project and has no operating activity as of December 31, 2013.

Other operating data related to TOTB is as follows:

	2013	2012	2011
Average Annual Rental per Square Foot (1)	$18.47	$17.67	$16.43
Federal Tax Basis of Depreciable Assets (all Residential Buildings and Improvements)	$14,856,727	$16,235,274	$17,368,751
Depreciation Rate	3.64%	3.64%	3.64%
Depreciation Method	MACRS Straight Line	MACRS Straight Line	MACRS Straight Line
Depreciable Life	27.5 Years	27.5 Years	27.5 Years
Realty Tax Rate (2)	$23.1973	$22.5978	$22.7207
Annual Realty Taxes	$607,319	$539,468	$545,776

	(1) Annualized for years presented. Property was obtained via foreclosure in February 2011.
	(2) Millage rate per $1,000 of Taxable Value
The following table shows information regarding rental rates and lease expirations over the next two years for TOTB and assumes that none of the tenants exercise renewal options or termination rights, if any, at or prior to scheduled expirations:

Year of Lease Expiration December 31,	Number of Leases Expiring Within the Year	Rentable Square Footage Subject to Expiring Leases	Final Annualized Base Rent Under Expiring Leases (1)	Percentage of Gross Annual Rental Represented by Such Leases
2014	153	152,662	$3,038,064	91.2%
2015	7	6,121	128,724	3.9%
	160	158,783	$3,166,788	95.1%

(1)
“Final Annualized Base Rent” for each lease scheduled to expire represents the cash rental rate of base rents, excluding tenant reimbursements, in the final month prior to expiration multiplied by 12. Tenant reimbursements generally include payment of a portion of real estate taxes, operating expenses and common area maintenance and utility charges.

Other operating data related to 720 University is as follows:

	2013	2012	2011
Average Annual Rental per Square Foot (1)	$5.99	$6.03	$5.91
Federal Tax Basis of Depreciable Assets (all Commercial Buildings and Improvements)	$8,209,827	$11,185,203	$11,134,439
Depreciation Rate	Various	Various	Various
Depreciation Method	MACRS Straight Line	MACRS Straight Line	MACRS Straight Line
Depreciable Life	5-39 Years	5-39 Years	5-39 Years
Realty Tax Rate (2)	$76.819	$76.769	$76.560
Annual Realty Taxes	$265,630	$261,441	$260,729

	(1) Includes only base and percentage rents for years presented.
	(2) Millage rate per $1,000 of Taxable Value

The following table shows information regarding rental rates and lease expirations over the next five years for 720 University and assumes that none of the tenants exercise renewal options or termination rights, if any, at or prior to scheduled expirations:
Year of Lease Expiration December 31,	Number of Leases Expiring Within the Year	Rentable Square Footage Subject to Expiring Leases	Final Annualized Base Rent Under Expiring Leases (1)	Percentage of Gross Annual Rental Represented by Such Leases
2014	7	13,448	$162,252	10.8%
2015	7	82,840	493,692	32.8%
2016	5	15,720	158,132	10.5%
2017	6	15,168	189,214	12.6%
2018	2	2,900	65,976	4.4%
2022	1	2,880	20,844	1.4%
Thereafter (to 2026)	2	67,222	334,584	22.3%
	30	200,178	$1,424,694	94.7%

(1)
“Final Annualized Base Rent” for each lease scheduled to expire represents the cash rental rate of base rents, excluding tenant reimbursements, in the final month prior to expiration multiplied by 12. Tenant reimbursements generally include payment of a portion of real estate taxes, operating expenses and common area maintenance and utility charges.

The following table presents occupancy data of our leased real estate properties held for investment as of December 31, 2013, 2012, 2011, 2010 and 2009 (where applicable):

		Occupancy % (1)
Property Description/Location	Year Foreclosed	2013	2012	2011	2010	2009
Light industrial building, Paso Robles, California	1997	60.1%	58.7%	58.7%	63.7%	67.4%
Commercial buildings, Roseville, California	2001	88.6%	100.0%	81.2%	45.9%	47.5%
Retail complex, Greeley, Colorado (720 University, LLC)	2001	92.7%	94.1%	93.8%	91.9%	93.5%
Storage facility/business, Stockton, California	2008	85.8%	89.0%	82.3%	83.0%	50.0%
Office condominium complex (15 units), Roseville, California	2008	45.3%	58.9%	49.2%	11.7%	9.0%
Industrial building, Sunnyvale, California	2009	100.0%	100.0%	100.0%	100.0%	100.0%
133 condominium units, Phoenix, Arizona (2)	2009	94.7%	66.9%	31.6%	31.6%	37.6%
Medical office condominium complex, Gilbert, Arizona	2010	43.6%	40.4%	39.9%	50.5%	N/A
60 condominium units, Lakewood, Washington	2010	97.1%	95.1%	95.8%	93.0%	N/A
169 condominium units, Miami, Florida (TOTB Miami, LLC) (3)	2011	99.5%	97.5%	99.5%	N/A	N/A
12 condominium and 3 commercial units, Tacoma, Washington	2011	37.9%	61.9%	54.3%	N/A	N/A

Notes:
(1) Calculated by dividing net rentable square feet included in leases signed on or before December 31, 2013 at the property by the aggregate net rentable square feet of the property.
(2) As of December 31, 2011 and prior, we were in the process of completing renovations to 78 of the 133 units at this property. Therefore those units were not available for lease as of those dates.
(3) We also owns a 160 unit apartment building in the same complex that owns these condominium units in Miami, Florida. The apartment building is not inhabitable in its present condition and, thus, no occupancy statistics are presented.

As of December 31, 2013, virtually all of our leases on residential rental properties are either month-to-month leases or will expire in 2014. These leases currently represent approximately $4,983,000 in annual rental revenue to the Company.

The following table shows information regarding rental rates and lease expirations over the next ten years and thereafter for our commercial and industrial rental properties at December 31, 2013 and assumes that none of the tenants exercise renewal options or termination rights, if any, at or prior to scheduled expirations:

Year of Lease Expiration December 31,	Number of Leases Expiring Within the Year	Rentable Square Footage Subject to Expiring Leases	Final Annualized Base Rent Under Expiring Leases (1)
2014	19	53,966	$492,871
2015	10	92,994	558,935
2016	11	40,761	579,948
2017	8	17,928	250,714
2018	4	14,007	247,085
2019	1	26,400	570,240
2020	—	—	—
2021	—	—	—
2022	1	2,880	20,844
2023	—	—	—
2024 and thereafter	2	64,342	334,584
	56	313,278	$3,055,221

(1)
“Final Annualized Base Rent” for each lease scheduled to expire represents the cash rental rate of base rents, excluding tenant reimbursements, in the final month prior to expiration multiplied by 12. Tenant reimbursements generally include payment of a portion of real estate taxes, operating expenses and common area maintenance and utility charges.

At December 31, 2013, our properties were leased to tenants that are engaged in a variety of businesses. The following table sets forth information regarding leases with the 8 tenants with the largest amounts leased based upon Annualized Base Rent as of December 31, 2013:
	Leased Square Feet	Annualized Base Rent (1)	Expiration Date	Renewal Options
Tenant Name
King Soopers (720 University)	49,846	$198,045	3/31/2026	6-5 yr. Options
Big Lots (720 University)	34,440	154,980	1/31/2015	3-5 yr. Options
Conditioning Spa (720 University)	28,022	166,488	10/31/2015	1-6.5 yr. Option
Ace Hardware (720 University)	17,376	121,632	8/31/2024	None
Jo-Ann Stores (720 University)	12,000	72,480	1/31/2015	1-2 yr. Option
Petco Animal Supplies (Wolfe Central)	26,400	538,560	9/30/2019	2-5 yr. Options
CIGNA Health Care of AZ (AMFU)	14,746	250,682	9/30/2016	1-5 yr. Option
JKB Financial (Roseville, CA office)	5,954	89,310	2/28/2018	None

(1)
Annualized Base Rent represents the current monthly Base Rent, excluding tenant reimbursements, for each lease in effect at December 31, 2013 multiplied by 12. Tenant reimbursements generally include payment of a portion of real estate taxes, operating expenses and common area maintenance and utility charges.

Majority and Wholly-Owned Limited Liability Companies

We hold title to real estate properties within majority- or wholly-owned limited liability companies. Set forth below is a description of the majority-owned limited liability companies through which we own real estate properties:

720 University, LLC

We have an investment in a limited liability company, 720 University, LLC (720 University), which owns a commercial retail property located in Greeley, Colorado. We receive 65% of the profits and losses in 720 University after priority return on partner contributions is allocated at the rate of 10% per annum. The assets, liabilities, income and expenses of 720 University have been consolidated into the accompanying consolidated balance sheets and statements of operations of the Company.

The net income to the Company from 720 University was approximately $203,000 and $275,000 during the years ended December 31, 2013 and 2012, respectively. The non-controlling interest of the joint venture partner of approximately $(15,000) and $(7,000) as of December 31, 2013 and 2012, respectively, is reported in the accompanying consolidated balance sheets. The book value of 720 University’s real property was approximately $11,697,000 and $11,975,000 as of December 31, 2013 and 2012, respectively.

The Company has a note payable with a bank with a principal balance of $9,917,586 and $10,084,902 of December 31, 2013 and 2012, respectively, through its investment in 720 University, which is secured by the commercial retail property. The note requires monthly interest and principal payments until the maturity date of March 1, 2015. The interest rate on the loan is fixed at 5.07% per annum.

TOTB Miami, LLC

During the year ended December 31, 2011, the Company and two co-lenders (which included OFG and PRC Treasures, LLC, or PRC) foreclosed on a participated, first mortgage loan secured by a condominium complex located in Miami, Florida with a principal balance to the Company of approximately $26,257,000 and obtained an undivided interest in the properties via the trustee’s sale. The Company and the other lenders formed a Florida limited liability company, TOTB, to own and operate the complex. The complex consists of three buildings, two of which have been renovated and are being leased, and in which 169 units remain unsold and one which contains 160 vacant units that have not been renovated. Based on an appraisal obtained in September 2010, it was determined that the fair value of the property was lower than our total investment in the loan (including a previously established loan loss allowance of $10,188,000) and an additional charge to provision for loan losses of approximately $450,000 was recorded at the time of foreclosure during the first quarter of 2011 (total charge-off of $10,638,000).

In March 2012, we made a priority capital contribution to TOTB in the amount of $7,200,000. TOTB then purchased PRC’s member interest in TOTB for $7,200,000. Thus, the remaining members in TOTB are now the Company and OFG.  On the same date, the Company and OFG executed an amendment to the TOTB operating agreement to set the percentage of capital held by each at 80.74% for the Company and 19.26% for OFG based on the dollar amount of capital invested in TOTB (excluding the Preferred Class A Units discussed below). Income and loss allocations have been made based on these percentages after a 15% preferred return to the Company based on its $2,583,000 contribution to TOTB in 2011 (represented by its Preferred Class A Units). The change in capital as a result of the PRC buyout and the amended agreement resulted in an increase to our capital of approximately $2,760,000. The preferred capital of $2,583,000 was returned to the Company as of December 31, 2013 with excess cash held by TOTB and capital contributions of approximately $1,520,000 and $363,000 made by the Company and OFG, respectively. The assets, liabilities, income and expenses of TOTB have been consolidated into the accompanying consolidated balance sheets and statements of operations of the Company. The noncontrolling interests of OFG totaled approximately $6,372,000 and $6,055,000 as of December 31, 2013 and 2021, respectively.

The net income (loss) to the Company from TOTB was approximately $201,000 and $(3,000) during the years ended December 31, 2013 and 2012, respectively.

Tahoe Stateline Venture, LLC

We made a series of loans with aggregate principal balances totaling approximately $24,203,000 originally secured by first, second and third deeds of trust on 29 parcels of land with entitlements for a 502,267 square foot resort development located in South Lake Tahoe, California known as Chateau at Lake Tahoe, or the Project. Through multiple foreclosures, 16 of the parcels within the development were acquired by lenders who held senior positions to the Company. In December 2012, we acquired seven of those parcels for $6,600,000, from the foreclosing lenders, that are contiguous to parcels securing our loans. The parcel purchases were made through a new wholly-owned subsidiary of the Company, Tahoe Stateline Venture, LLC (“TSV”). TSV paid approximately $5,697,000 in cash for the parcel purchases, including approximately $81,000 in closing costs and $2,316,000 held by the title company to pay delinquent property taxes on the parcels until property reassessments were completed ($1,691,000 in delinquent property taxes paid and $625,000 in excess funds remitted back to TSV in February 2013). The sellers of the parcels also provided financing for the balance of the purchase prices which total $3,300,000 at 5% interest with interest only, semi-annual payments and principal due in December 2016. While these parcels were originally part of the security for our loans, management had chosen not to advance the funds to acquire the parcels at the foreclosure sales in 2010 and 2011 due to the uncertainty surrounding the Project.

In addition to the seven parcels purchased in 2012, in February 2013, TSV acquired the senior note for $1,400,000 secured by two adjacent parcels on which it held junior loans. In March 2013, TSV acquired these two parcels via a trustee sale.

In February 2013, our beneficial interest in the delinquent loans discussed above was transferred to TSV. In May 2013, TSV foreclosed on all of the remaining deeds of trust secured by ten parcels (not including one parcel where it held a third deed of trust - see below) and gained ownership of the related land.

In July 2013, TSV advanced $660,000 to obtain a release of a second deed of trust that was senior to TSV’s loan on a single parcel of land located on South Lake Tahoe Blvd. and adjacent to the parcels TSV acquired in the May 2013 foreclosure. In July 2013, TSV foreclosed on this parcel, subject to the existing first loan with a principal balance of $1,000,000 plus accrued interest. In October 2013, the holders of this security agreed to restructure the note by waving the accrued interest in exchange for a $300,000 principal pay down. The new note in the amount of $700,000 is due on August 1, 2017 and requires interest only payments on a quarterly basis at an interest rate of 5%. The holders on this note also agreed to release from their security another parcel of land that TSV had acquired in the May 2013 foreclosure.

After the final trustee sale, TSV owned a total of 20 parcels (now 16 after consolidation of certain parcels covering the same land area) which includes all of the parcels necessary to complete the first phase of the Project and which includes eight of nine parcels fronting U.S. Highway 50 or South Lake Tahoe Blvd. Management made the decision to purchase these parcels and notes in order to protect the Company’s existing investment in the loans by securing controlling ownership of the first phase of the Project.  With this control, TSV secured the building permits to construct the first phase of the project consisting of 30,507 square feet of retail space and began construction during the third quarter of 2013. We signed a construction contract for the first phase of the Project in the amount of $16,702,000 (including change orders to date). TSV has capitalized approximately $10,214,000 in design, engineering, construction and other related development costs (including legal, consulting, property taxes and interest) as of December 31, 2013. It is possible that additional change orders will be submitted and construction costs may be higher than expected.

In February 2014, TSV entered into a Purchase and Sale Agreement to purchase nine additional parcels of land (and certain related assets) that constitute the balance of parcels in the second phase of the Project and that border the other parcels owned by TSV for $6,000,000 in cash.

1875 West Mission Blvd., LLC

1875 West Mission Blvd., LLC (“1875”) is a California limited liability company formed for the purpose of owning 22.41 acres of industrial land located in Pomona, California which was acquired by the Company and PNL (who were co-lenders in the subject loan) via foreclosure in August 2011. Pursuant to the Operating Agreement of 1875, we have a 60% membership interest in 1875 and are entitled to collect approximately $5,078,000 upon the sale of the property after PNL collects any unreimbursed LLC expenses it has paid and $1,019,000 in its default interest at the time of foreclosure. The assets, liabilities, income and expenses of 1875 have been consolidated into the accompanying consolidated balance sheet and statement of operations of the Company. The land was sold during the year ended December 31, 2013 for net sales proceeds of approximately $9,489,000 resulting in gain on sale of $2,174,000. As we received our basis in 1875 of $5,078,000 upon sale, after non-controlling interest expense to PNL, there was no net gain or loss to the Company. The noncontrolling interest of PNL totaled approximately $(4,000) and $2,001,000 as of December 31, 2013 and 2012, respectively.

There was no net income or loss to the Company from 1875 for the years ended December 31, 2013 and 2012.

Equity Method Investment in Limited Liability Company

1850 De La Cruz, LLC

During 2008, we entered into an Operating Agreement of 1850 De La Cruz LLC, a California limited liability company (“1850”), with Nanook Ventures LLC (“Nanook”), an unrelated party.  The purpose of the joint venture is to acquire, own and operate certain industrial land and buildings located in Santa Clara, California that were owned by the Company. The property was subject to a Purchase and Sale Agreement dated July 24, 2007 (the “Sale Agreement”), as amended, between the Company, as seller, and Nanook, as buyer.  During the course of due diligence under the Sale Agreement, it was discovered that the property is contaminated and that remediation and monitoring may be required.  The parties agreed to enter into the Operating Agreement to restructure the arrangement as a joint venture.  At the time of closing in July 2008, the two properties were separately contributed to two new limited liability companies, Nanook Ventures One LLC and Nanook Ventures Two LLC that are wholly owned by 1850. The Company and Nanook are the Members of 1850 and NV Manager, LLC is the Manager.

During the years ended December 31, 2013 and 2012, we received capital distributions from 1850 in the total amount of $160,000 and $154,000, respectively. The net income to the Company from its investment in 1850 De La Cruz was approximately $161,000 and $156,000 for the years ended December 31, 2013 and 2012, respectively.

The approximate net income (loss) from our real estate properties held within wholly-owned limited liability companies and its wholly owned corporation and other investment properties with significant operating results (including gains/losses from sales), for the years ended December 31, 2013 and 2012 were as follows:

	2013	2012
Anacapa Villas, LLC (sold in 2012)	$(4,000)	$527,000
Dation, LLC (sold in 2012 and 2013)	7,000	2,000
DarkHorse Golf Club, LLC (golf course sold in 2012)	(166,000)	(690,000)
Lone Star Golf, Inc.	(99,000)	(160,000)
Baldwin Ranch Subdivision, LLC	(92,000)	(100,000)
The Last Resort and Marina, LLC	(22,000)	(20,000)
33rd Street Terrace, LLC (sold in 2012)	5,000	645,000
54th Street Condos, LLC	(43,000)	(356,000)
Wolfe Central, LLC	397,000	397,000
AMFU, LLC	65,000	18,000
Phillips Road, LLC	108,000	89,000
550 Sandy Lane, LLC (sold in 2012)	2,000	1,024,000
1401 on Jackson, LLC (sold in 2013)	487,000	55,000
Broadway & Commerce, LLC	47,000	88,000
Brannan Island, LLC (foreclosed in 2013)	(55,000)	—
Light industrial building, Paso Robles, California	146,000	185,000
Undeveloped industrial land, San Jose, California	(114,000)	(129,000)
Office condominium complex, Roseville, California (one unit sold in 2013)	128,000	(46,000)
Storage facility/business, Stockton, California	292,000	291,000
Industrial building, Chico, California (sold in 2012)	1,000	1,694,000
Undeveloped land, Gypsum, Colorado	(156,000)	(342,000)

Item 3. LEGAL PROCEEDINGS

In the normal course of business, we may become involved in various types of legal proceedings such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc., to enforce the provisions of the deeds of trust, collect the debt owed under the promissory notes, or to protect, or recoup its investment from the real property secured by the deeds of trust.  None of these actions would typically be of any material importance.  As of the date hereof, we are not involved in any legal proceedings other than those that would be considered part of the normal course of business.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Our  Common Stock has been traded on the NYSE MKT under the ticker symbol “ORM” since July 1, 2013. The following table sets forth, for the indicated periods, the high and low sales prices for our Common Stock, as reported on the NYSE MKT.
	Sales Price
	High	Low
Fiscal Year Ended December 31, 2013
Third Quarter	$12.97	$8.20
Fourth Quarter	$12.99	$11.33

The closing sale price for our Common Stock, as reported on the NYSE MKT on March 24, 2014 was $15.03 per share.

Holders

As of March 24, 2014, we had 10,768,001 shares of our Common Stock outstanding held by approximately 2,085 record holders. The number of record holders does not necessarily bear any relationship to the number of beneficial owners of our Common Stock.

Dividends

We have elected to be taxed as a REIT for federal income tax purposes and, as such, anticipate  that we will distribute at least 90% of our REIT taxable income. Through the Fiscal Year ended December 31, 2013, we have generally paid dividends monthly and made distributions of approximately $2,570,000 and $1,958,000 during 2013 and 2012, respectively. Effective in 2014, we announced that we intend to pay dividends on a quarterly basis.

Dividends are declared and paid at the discretion of our Board of Directors and depend on our taxable net income, cash available for distribution, financial condition, ability to maintain our qualification as a REIT and such other factors that our Board of Directors may deem relevant. No assurance can be given as to the amounts or timing of future distributions as such distributions are subject to our taxable earnings, financial condition, capital requirements and such other factors as our Board of Directors deems relevant. For a discussion of factors which may adversely affect our ability to pay dividends and for information regarding the sources of funds used for dividends, see “Item 1A – Risk Factors” and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Securities Authorized for Issuance under Equity Compensation Plans

None

Recent Sales of Unregistered Securities

None

Repurchases of Common Stock

The following table summarizes information about the Company’s repurchases of its shares of Common Stock, based on the settlement date, during the quarter ended December 31, 2013:

Issuer Repurchase of Equity Securities

Period (1)	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number and Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
October 1 through October 31	204,495	$ 12.47	204,495	Share number: 319,428; Dollar amount: $3,992,852
November 1 through November 30	125,016	$ 12.25	125,016	Share number: 196,867; Dollar amount: $2,460,840
December 1 through December 31	37,539	$ 12.37	37,539	Share number: 159,722; Dollar amount: $1,996,528
Total	367,050	$ 12.38	367,050

(1)
On August 15, 2013, the Company publicly announced a stock repurchase plan that enables the Company to buy up to the lesser of $7 million of our outstanding Common Stock or five percent of the shares of Common Stock outstanding on that date. No purchases were made in July or August, as the Repurchase Plan provides for stock repurchases commencing on September 23, 2013. The Repurchase Plan is set to expire on May 19, 2014, although the Company may terminate the Repurchase Plan at any time.

(2)
The Company has entered into agreements pursuant to SEC Rule 10b5-1 authorizing a third-party broker to purchase shares on the Company’s behalf from time to time, including without limitation during normal blackout periods, in accordance with trading instructions included in such agreements.

(3)	Dollar amount does not include brokerage commissions to be paid of $0.05 per share.

Item 6. SELECTED FINANCIAL DATA

Not Applicable

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Some of the information in this Form 10-K may contain forward-looking statements that involve a number of risks and uncertainties. Words such as “may,” “will,” “should,”  “expect,” “anticipate,” “intend,” “believe,” “plan,” “estimate,” “continue” and variations of  such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, uncertain events or assumptions, and other characterizations of future events, strategies or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in “Risk Factors” in Part I, Item 1A of this Form 10-K.  All forward-looking statements and reasons why results may differ included in this Form 10-K are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

Overview and Background

We are a specialty finance company that focuses on the origination, investment and management of commercial real estate loans primarily in the Western U.S.  We provide customized, short-term capital to small and middle-market investors and developers who require speed and flexibility. We are organized and conduct our operations to qualify as a REIT for U.S. federal income tax purposes. We are externally managed and advised by OFG, a specialized commercial real estate management company that has originated, serviced and managed alternative commercial real estate investments since 1951.

The Company is a Maryland corporation formed to reorganize the business of its predecessor, OMIF, into a publicly traded REIT. Beginning in 2009, OMIF experienced liquidity issues as its borrowers were unable to access credit sources to pay off its loans.  OMIF eventually foreclosed on a substantial portion of its loan portfolio, repositioning many of the properties for investment or eventual sale.  OMIF also experienced a significant increase in capital withdrawal requests that it was unable to honor due to insufficient cash, net of reserves, and restrictions under the terms of its bank line of credit. In addition, OMIF was restricted by provisions within the partnership agreement from making additional investments in loans while qualified redemption requests remained pending and unpaid. In addition to increasing investor liquidity through public listing of its stock, the Company was created to provide the opportunity for resuming mortgage lending activities, with the goal of increasing income to stockholders.

On May 20, 2013, OMIF merged with and into the Company with the Company as the surviving corporation, succeeding to and continuing the business and operations of OMIF. The Company now, by virtue of the Merger, directly or indirectly owns all of the assets and business formerly owned by OMIF. The Company is a deemed successor issuer to OMIF pursuant to Rule 12g-3(a) under the Exchange Act, and on July 1, 2013, the Company’s Common Stock was listed on the NYSE MKT exchange. For accounting purposes, the Merger has been treated as a transfer of assets and exchange of shares between entities under common control. The accounting basis used to initially record the assets and liabilities in the Company is the carryover basis of OMIF. OMIF was a California Limited Partnership registered with the Securities and Exchange Commission (“SEC”) that was formed in 1983 for the purposes of funding and servicing short-term commercial real estate loans.

Our primary sources of revenue are interest income earned on our loan investment portfolio and revenues we generate from our operating real estate assets. We have resumed originating loans and, between May and December 2013, we originated $30.2 million of commercial real estate loans (including $11.9 million in carryback financing from the sales of real estate properties). We also originated an additional $7.2 million in loans subsequent to year end. While we believe the Company is well positioned to capitalize on lending opportunities as the economy continues to recover, there can be no assurances that we will be able to identify and make loans to suitable commercial real estate borrowers.

Our operating results are affected primarily by:

•	the level of foreclosures and related loan and real estate losses experienced;
•	the income or losses from foreclosed properties prior to the time of disposal;
•	the amount of cash available to invest in loans;
•	the amount of borrowing to finance loan investments and our cost of funds on such borrowing;
•	the level of real estate lending activity in the markets serviced;

•	the ability to identify and lend to suitable borrowers;
•	the interest rates we are able to charge on loans; and
•	the level of delinquencies on loans.

Over the past six years, we have experienced increased delinquent loans and foreclosures which have created substantial losses. In addition, we now own significantly more real estate than in the past, which has reduced cash flow and net income. As of December 31, 2013, approximately 56% of our loans are impaired and/or past maturity. As of December 31, 2013, we own approximately $135 million of real estate held for sale or investment, which is approximately 65% of total assets. We sold six real estate properties during the year ended December 31, 2013. We will continue to attempt to sell many of the remaining properties but may need to sell them for losses or wait until market values recover. In addition, under the REIT tax rules, we may be subject to a “prohibited transaction” penalty tax on tax gains from the sale of its properties in certain circumstances. In order to fit within a REIT “safe harbor” and avoid prohibited transaction tax, we expect to wait to sell any property that would result in tax gain until we have held such property for at least two years after the Merger and to limit the number of properties we sell each year.

Although currently management believes that only two of our delinquent loans will result in loss to the Company (and has caused the Company to record specific allowances for loan losses on such loans), there can be no assurances as real estate values could decrease further. Management continues to perform frequent evaluations of collateral values for our loans using internal and external sources, including the use of updated independent appraisals.  As a result of these evaluations, the allowance for loan losses and our investments in real estate could increase or decrease in the near term, and such changes could be material.

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

Current Market Conditions, Risks and Recent Trends

During 2013 the global capital, credit and real estate markets continued to slowly recover from the economic downturn which began in 2007, and we expect this trend to continue through 2014. However, despite these improvements, the overall market recovery remains uncertain. Should the economy regress, the commercial real estate sector may experience additional losses and operating challenges.

Critical Accounting Policies

In preparing the consolidated financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet dates and revenues and expenses for the reporting periods. Such estimates relate principally to the determination of (1) the allowance for loan losses including the accrued interest and advances that are estimated to be unrecoverable based on estimates of amounts to be collected plus estimates of the fair value of the property as collateral; (2) the valuation of real estate held for sale and investment (at acquisition and subsequently); and (3) the estimate of environmental remediation liabilities.  At December 31, 2013, we owned twenty-seven real estate properties, including eleven within majority- or wholly-owned limited liability companies and one within a wholly-owned corporation. The limited liability companies not wholly owned by us are held as follows: a 80.74% ownership interest in a limited liability company that owns property located in Miami, Florida (OFG holds the remaining ownership interests) and a 65% ownership interest in a limited liability company that owns property located in Greeley, Colorado (a third party holds the remaining ownership interests). We also have a 50% ownership interest in a limited liability company accounted for under the equity method that owns property located in Santa Clara, California (a third party holds the remaining ownership interest).

Loans secured by trust deeds are stated at the principal amount outstanding. Our portfolio consists primarily of commercial real estate loans generally collateralized by first, second and third deeds of trust.  Interest income on loans is accrued by the simple interest method. Loans are generally placed on nonaccrual status when the borrowers are past due greater than ninety days or when full payment of principal and interest is not expected. When a loan is classified as nonaccrual, interest accruals discontinue and all past due interest remains accrued until the loan becomes current, is paid off or is foreclosed upon. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest. Cash receipts on nonaccrual loans are used to reduce any outstanding accrued interest, and then are recorded as interest income, except when such payments are specifically designated as principal reduction or when management does not believe our investment in the loan is fully recoverable.

Loans and related accrued interest and advances are analyzed on a periodic basis for recoverability. Delinquencies are identified and followed as part of the loan system. Provisions are made to adjust the allowance for loan losses to an amount considered by management to be adequate, with consideration to original collateral values at loan inception and to provide for unrecoverable accounts receivable, including impaired and other loans, accrued interest, and advances on loans.

Recent trends in the economy have been taken into consideration in the aforementioned process of arriving at the allowance for loan losses and real estate. Actual results could vary from the aforementioned provisions for losses. If the probable ultimate recovery of the carrying amount of a loan is less than amounts due according to the contractual terms of the loan agreement, the carrying amount of the loan is reduced to the present value of future cash flows discounted at the loan’s effective interest rate. If a loan is collateral dependent, it is valued by management at the estimated fair value of the related collateral, less estimated selling costs. Estimated collateral fair values are determined based on third party appraisals, opinions of fair value from third party real estate brokers and/or comparable third party sales.

If events and/or changes in circumstances cause management to have serious doubts about the collectability of the contractual payments or when monthly payments are delinquent greater than ninety days, a loan is categorized as impaired and interest is no longer accrued. Any subsequent payments received on impaired loans are first applied to reduce any outstanding accrued interest, and then are recognized as interest income, except when such payments are specifically designated principal reduction or when management does not believe the Partnership’s investment in the loan is fully recoverable.

We lease multifamily rental units under operating leases with terms of generally one year or less. Rental revenue is recognized, net of rental concessions, on a straight-line method over the related lease term. Rental income on commercial property is recognized on a straight-line basis over the term of each operating lease. Recognition of gains on the sale of real estate is dependent upon the transaction meeting certain criteria related to the nature of the property and the terms of the sale including potential seller financing.

Real estate held for sale (including two properties within consolidated limited liability companies) includes real estate acquired in full or partial settlement of loan obligations generally through foreclosure that is being marketed for sale. Real estate held for sale is recorded at acquisition at the property’s estimated fair value, less estimated costs to sell.  After acquisition, real estate held for sale is analyzed periodically for changes in fair values.

Real estate held for investment includes real estate purchased or acquired in full or partial settlement of loan obligations generally through foreclosure (including ten properties within consolidated limited liability companies) that is not being marketed for sale and is either being operated, such as rental properties; is being managed through the development process, including obtaining appropriate and necessary entitlements, permits and construction; or are idle properties awaiting more favorable market conditions. Real estate held for investment is recorded at acquisition at the property’s estimated fair value, less estimated costs to sell.  Depreciation of buildings and improvements is provided on the straight-line method over the estimated remaining useful lives of buildings and improvements.  Depreciation of tenant improvements is provided on the straight-line method over the lives of the related leases.  Costs related to the improvement of real estate held for sale and investment are capitalized, whereas those related to holding the property are expensed.

Management periodically compares the carrying value of real estate held for investment to expected undiscounted future cash flows for the purpose of assessing the recoverability of the recorded amounts. If the carrying value exceeds future undiscounted cash flows, the assets are reduced to estimated fair value.

Our environmental remediation liability related to a property located in Santa Clara, California was estimated based on a third party consultant’s estimate of the costs required to remediate and monitor the contamination.

Results of Operations

Net income attributable to our common stockholders increased approximately $10,413,000 during the year ended December 31, 2013 as compared to the same period in 2012. This increase was primarily a result of the following:

•
The reversal of the provision for loan losses in the amount of approximately $6,476,000 related to three delinquent loans securing the same property (the Chateau at Lake Tahoe project) that were foreclosed on by TSV during the year based on a new appraisal obtained as of June 30, 2013, which reflected a significant increase in value from the previous appraisal dated June 30, 2012.  The increase in value was primarily attributable to the following: 1) the ability to resume project construction due to our acquisition of the parcels in the first phase of the project from owners and senior lenders, 2) the inclusion of new comparable sales that took place in the year prior to the date of the appraisal that were not considered in the previous appraisal that indicated an increase in value during such year, and 3) more value being given to project-to-date construction costs than was considered previously to our assemblage of all the parcels and our ability to resume construction. We also recorded a net decrease in the allowance for loan losses on two other impaired loans of approximately $466,000 during the year as a result of new appraisals obtained and recorded a net decrease in the general loan loss allowance of $690,000 during the year.

•
A decrease in impairment losses on real estate properties recorded during the year ended December 31, 2013 as compared to 2012. During 2012, impairment losses totaling approximately $4,873,000 were recorded on nine properties, whereas impairment losses totaling approximately $666,000 were recorded on two properties during 2013.

Summary of Financial Results

	Year Ended December 31,
	2013	2012

Total revenues	$15,361,712	$15,966,278
Total expenses	7,486,969	21,247,353
Operating income (loss)	7,874,743	(5,281,075)
Gain on sale of real estate, net	2,942,861	4,111,841
Net income (loss)	10,817,604	(1,169,234)
Less: Net loss (income) attributable to non-controlling interests	(2,084,707)	(510,586)
Net income (loss) attributable to common stockholders	$8,732,897	$(1,679,820)
Net income (loss) per common share (basic and diluted)	$0.78	$(0.15)
Weighted average number of common shares outstanding	11,127,820	11,198,119
Dividends declared per share of Common Stock	$0.25	$0.17

2013 Compared to 2012

Total Revenues

Interest income on loans secured by trust deeds increased $453,000 (17.7% increase) during the year ended December 31, 2013, as compared to 2012, primarily due to an increase in past due interest collected on delinquent loans and an increase in the average balance of performing loans between 2012 and 2013. For 2013 and 2012, the average balance of performing loans was approximately $26,424,000 and $15,385,000, respectively.
Gain on foreclosure of loan increased $952,000 during the year ended December 31, 2013, as compared to 2012. Tahoe Stateline Venture, LLC (“TSV”) purchased a note senior to notes held by the Company at a discount during the year. TSV then foreclosed on the note and acquired the parcels of land. The fair market value of the land acquired was estimated to be higher than TSV’s basis in the subject loan, and, thus, a gain on foreclosure in the amount of approximately $952,000 was recorded.

Rental and other income from real estate properties decreased $2,014,000 (15.2% decrease) during the year ended December 31, 2013, as compared to 2012, primarily due to the sale of five operating properties during the latter part of 2012 and three operating properties during 2013.

Total Expenses

Management fees amounted to approximately $1,664,000 and $1,761,000 for the year ended December 31, 2013 and 2012, respectively. Servicing fees amounted to approximately $152,000 and $165,000 for the year ended December 31, 2013 and 2012, respectively.

The maximum servicing fees were paid to the Manager during years ended December 31, 2013 and 2012. If the maximum management fees had been paid to the Manager during the year ended December 31, 2013, the management fees would have been $1,668,000 (increase of $4,000), which would have decreased net income by approximately 0.05%. If the maximum management fees had been paid to the Manager during the year ended December 31, 2012, the management fees would have been $1,811,000 (increase of $50,000), which would have increased net loss by approximately 3.0%.

The maximum management fee permitted under the Management Agreement is 2.75% per year of the average unpaid balance of  loans. For the years 2013, 2012, 2011 and 2010, the management fees were 2.74%, 2.67%, 2.19% and 1.00% of the average unpaid balance of loans, respectively. Although management fees as a percentage of loans have increased substantially between 2010 and 2013, the total dollar amount of management fees paid to the Manager has decreased because the weighted balance of the loan portfolio has decreased by approximately 63% between 2010 and 2013.

In determining whether to take the maximum management fees permitted, the Manager may consider a number of factors, including current market yields, delinquency experience, un-invested cash and real estate activities. The Manager expects that the management fees it receives from us will vary in amount and percentage from period to period. However, due to reduced levels of loans held by us during 2013, the Manager chose to take close to the maximum compensation that it is able to take pursuant to the charter and will likely continue to take the maximum compensation for the foreseeable future.

General and administrative expense increased $236,000 (16.6% increase) during the year ended December 31, 2103, as compared to 2012 . The increase was due primarily to new expenses incurred as a result of the Merger including travel, marketing, dues, insurance, listing fees, directors’ fees and transfer agent fees, among others.

Rental and other expenses on real estate properties decreased $2,065,000 (20.2% decrease) during the year ended December 31, 2013, as compared 2012, primarily due to the sales of five operating properties during the latter part of 2012 and six properties (three operating) during 2013.

Depreciation and amortization expense increased $193,000 (8.4% increase) during the year ended December 31, 2013, as compared to 2012, primarily due to the recording of approximately $598,000 of depreciation on the property held within TOTB Miami, LLC in June 2013 when the property was transferred from “Held for sale” to “Held for investment”. This increase was partially offset by a decrease in depreciation recorded as a result of the sales of eight operating properties during the last half of 2012 and in 2013.

Environmental remediation expense decreased $100,000 (100%) during the year ended December 31, 2013, as compared to 2012, due to an additional accrual recorded by the Company in 2012 as a result of an updated estimate of future costs to be incurred to remediate and monitor the contamination of the real properties owned by 1850 De La Cruz, LLC.

The reversal of the provision for loan losses of $7,822,000 during the year ended December 31, 2013 was the result of analyses performed on the loan portfolio throughout the year. The general loan loss allowance decreased $690,000 during 2013 due to a decrease in the historical loss rate utilized during the second quarter of 2013 and a decrease in the balance of non-delinquent loans during the year. The loss rate applied to non-delinquent loans was lowered as a supplemental loss factor utilized over the past five years for the concentration of loans was no longer applicable given our current loan portfolio and favorable economic and market conditions. The specific loan loss allowance decreased $7,132,000 (net) during the year ended December 31, 2013, as reserves were adjusted on five impaired loans, the largest of which was adjusted during the second quarter of 2013 due to a new appraisal obtained near the time of foreclosure. We recorded a reversal of the provision for loan losses of $124,000 during the year ended December 31, 2012.

The impairment losses on real estate properties of $666,000 and $4,873,000 during the years ended December 31, 2013 and 2012 were the result of updated appraisals or other valuation information obtained on certain of our real estate properties during those years.

Gain on Sales of Real Estate

Gain on sales of real estate decreased $1,169,000 during year ended December 31, 2013, as compared to 2012. During 2013, we sold the industrial land located in Pomona, California for gain of $2,174,000, the condominium and commercial units in Oakland, California for gain of $441,000, one unit in an office condominium complex located in Roseville, California for gain of $216,000, and the retail complex located in Hilo, Hawaii for gain of $72,000, among others. During the year ended December 31, 2012, we sold the industrial building located in Chico, California for gain of $1,863,000, the apartment building located in Ripon, California for gain of approximately $835,000, the eight townhomes located in Santa Barbara, California for gain of $442,000, the nineteen condominium units located in San Diego, California for gain of $555,000, the golf course located in Auburn, California (held within DarkHorse Golf Club, LLC) for a loss of $378,000, the remaining model home owned by Dation, LLC for a loss of $12,000, and recognized $805,000 in deferred gain related to the sale of the Bayview Gardens property in 2006 as the carryback note was repaid in full by the buyer/borrower during 2012.

Net Income Attributable to Non-Controlling Interests

Net income attributable to non-controlling interests increased $1,574,000 during the year ended December 31, 2013, as compared to 2012, due primarily to the sale of the land owned by 1875 W. Mission Blvd., LLC during 2013 resulting in gain on sale of approximately $2,174,000. As we only received our basis in 1875 of $5,078,000 upon sale, the full gain was attributable to the non-controlling interest. Non-controlling interest income from TOTB decreased approximately $548,000 during 2013, as compared to 2012, due to a change in ownership interests in the LLC as a result of the buyout of PRC and an amendment to the TOTB operating agreement during the first quarter of 2012.

Financial Condition

December 31, 2013 and 2012

Loan Portfolio

Our portfolio of loan investments decreased from 24 as of December 31, 2012 to 22 as of December 31, 2013, and the average loan balance decreased from $2,928,000 to $2,673,000 between December 31, 2012 and December 31, 2013.

As of December 31, 2013 and 2012, we had ten and sixteen impaired loans, respectively, totaling approximately $31,738,000 (54.0%) and $49,252,000 (75.4%), respectively. This included five and thirteen matured loans totaling $16,908,000 and $46,057,000, respectively. In addition, three and one loan(s) totaling approximately $1,290,000 (2.2%) and $690,000 (1.0%), respectively, were past maturity but less than ninety days delinquent in monthly payments as of December 31, 2013 and 2012 (combined total of $33,028,000 (56.2%) and $49,942,000 (71.1%), respectively, that are past maturity and impaired). Of the impaired and past maturity loans, approximately $6,981,000 (11.9%) and $28,225,000 (40.2%), respectively, were in the process of foreclosure and approximately $0 (0%) and $4,493,000 (6.4%), respectively, involved loans to borrowers who were in bankruptcy.  We foreclosed on six and one loans during the years ended December 31, 2013 and 2012, respectively, with aggregate principal balances totaling approximately $26,187,000 and $2,000,000, respectively, and obtained the properties via the trustee’s sales.

Of the $49,252,000 in loans that were impaired as of December 31, 2012, $23,085,000 remained delinquent as of December 31, 2013, $26,066,000 of such loans were foreclosed and became real estate owned by the Company during 2013, and $101,000 were paid off by the borrowers.

As of December 31, 2013 and 2012, approximately $58,527,000 (99.5%) and $70,161,000 (99.9%) of our loans are interest-only and require the borrower to make a “balloon payment” on the principal amount upon maturity of the loan. To the extent that a borrower has an obligation to pay loan principal in a large lump sum payment, its ability to satisfy this obligation may be dependent upon its ability to sell the property, obtain suitable refinancing or otherwise raise a substantial cash amount. As a result, these loans involve a higher risk of default than fully amortizing loans. Borrowers occasionally are not able to pay the full amount due at the maturity date.  We may allow these borrowers to continue making the regularly scheduled monthly interest payments for certain periods of time to assist the borrower in meeting the balloon payment obligation without formally filing a notice of default.  These loans for which the principal and any accrued interest is due and payable, but the borrower has failed to make such payment of principal and/or accrued interest are referred to as “past maturity loans”. As of December 31, 2013 and 2012, we had eight and fourteen past maturity loans totaling approximately $18,198,000 and $46,747,000, respectively.

During the year ended December 31, 2013, the terms of two impaired loans were modified as troubled debt restructurings. One such impaired loan was modified to combine all principal, delinquent interest and advances into principal and provide for amortizing payments at a reduced interest rate over an extended maturity of 15 years. The borrower is now delinquent in making payments on this modified loan. The other impaired loan was rewritten by the Company during the year whereby we repaid the first deed of trust on the subject property of approximately $5,899,000 and refinanced its second deed of trust by combining them into one first deed of trust in the amount of $9,625,000 with interest at 10% per annum due in five years. As part of the modification, approximately $659,000 of past due interest on our original note was paid from the proceeds of the rewritten loan, which was recorded as a discount against the principal balance of the new loan because the loan was impaired (net principal balance of $8,966,000). In addition, we loaned the borrower an additional $2,500,000 to fund certain improvements to the property (aggregate principal balance of $11,466,000). Management believes that no specific loan loss allowance is needed on either of these modified loans given the estimated underlying collateral values.

During the year ended December 31, 2012, we executed extension and modification agreements on two impaired loans with aggregate principal balances totaling approximately $3,485,000. The interest rates on both loans were lowered from 11% to 8% and 5%, respectively, and the maturity dates were extended to April 2014. In addition, all past due interest on one of the loans of approximately $240,000 was waived.

During the year ended December 31, 2012, we also extended the maturity date of one loan with a principal balance of $800,000 by two years.

As of December 31, 2013 and 2012, we held the following types of loan investments:
	2013	2012
By Property Type:
Commercial	$26,158,878	$21,884,292
Residential	27,461,913	19,199,631
Land	5,175,502	29,178,339
	$58,796,293	$70,262,262
By Position:
Senior loans	$52,876,293	$53,544,038
Junior loans*	5,920,000	16,718,224
	$58,796,293	$70,262,262
* The junior loans in our portfolio at December 31, 2013 are junior to existing senior loans held by us and are secured by the same collateral.

The types of property securing our commercial real estate loans are as follows as of December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
Commercial Real Estate Loans:
Retail	$4,140,000	$10,290,000
Assisted care	4,021,946	4,021,946
Office	15,484,932	3,708,468
Industrial	1,245,000	900,878
Marina	—	1,863,000
Golf course	1,267,000	1,100,000
	$26,158,878	$21,884,292

Scheduled maturities of loan investments as of December 31, 2013 and the interest rate sensitivity of such loans are as follows:
	Fixed Interest Rate	Variable Interest Rate	Total
Year ending December 31:
2013 (past maturity)	$18,197,733	$—	$18,197,733
2014	15,947,943	7,500,000	23,447,943
2015	1,400,000	—	1,400,000
2016	1,245,000	1,450,000	2,695,000
2017	—	—	—
2018	11,466,179	—	11,466,179
Thereafter (through 2028)	269,438	1,320,000	1,589,438
	$48,526,293	$10,270,000	$58,796,293

Variable rate loans may use as indices the one-year, five-year and 10-year Treasury Constant Maturity Index (0.13%, 1.75% and 3.04%, respectively, as of December 31, 2013), the prime rate (3.25% as of December 31, 2013) or the weighted average cost of funds index for Eleventh District savings institutions (0.78% as of December 31, 2013) or include terms whereby the interest rate is increased at a later date. Premiums over these indices have varied from 2.0% to 6.5% depending upon market conditions at the time the loan is made.

The following is a schedule by geographic location of loan investments as of December 31, 2013 and 2012:

	December 31, 2013 Balance	Portfolio Percentage	December 31, 2012 Balance	Portfolio Percentage
Arizona	$7,535,000	12.81%	$7,535,000	10.72%
California	39,862,058	67.80%	52,774,682	75.12%
Hawaii	1,450,000	2.47%	—	—
Louisiana	1,520,000	2.58%	1,320,000	1.88%
Pennsylvania	4,021,946	6.84%	4,021,946	5.72%
Utah	2,391,286	4.07%	2,594,631	3.69%
Washington	2,016,003	3.43%	2,016,003	2.87%
	$58,796,293	100.00%	$70,262,262	100.00%

As of December 31, 2013 and 2012, our loans secured by real property collateral located in Northern California totaled approximately 55% ($32,362,000) and 64% ($45,275,000), respectively, of the loan portfolio. The Northern California region (which includes Monterey, Fresno, Kings, Tulare and Inyo counties and all counties north) is a large geographic area which has a diversified economic base. The ability of borrowers to repay loans is influenced by the economic strength of the region and the impact of prevailing market conditions on the value of real estate. In addition, approximately 81% of our loans were secured by real estate located in the states of California and Arizona, which have experienced dramatic reductions in real estate values over the past six years.

Our investment in loans decreased by $11,466,000 (16%) during the year ended December 31, 2013 as a result of loan payoffs and foreclosures, net of carryback financing provided on sales of real estate and investment in new loans.

During the year ended December 31, 2012, we assigned two loans secured by the same property with an aggregate principal balance totaling $1,863,000 to a new wholly owned LLC entity (Brannan Island, LLC). These loans were then foreclosed upon by the new LLC in January 2013 (subsequent to year end) once the court lifted the bankruptcy stay and the property was obtained via the trustee’s sale.

The allowance for loan losses decreased by approximately $19,679,000 (reversal of provision and charge-offs) during the year ended December 31, 2013.  The Manager believes that the allowance for loan losses is sufficient given the estimated underlying collateral values of impaired loans. There is no precise method used by the Manager to predict delinquency rates or losses on specific loans.  The Manager has considered the number and amount of delinquent loans, loans subject to workout agreements and loans in bankruptcy in determining allowances for loan losses, but there can be no absolute assurance that the allowance is sufficient.  Because any decision regarding the allowance for loan losses reflects judgment about the probability of future events, there is an inherent risk that such judgments will prove incorrect.  In such event, actual losses may exceed (or be less than) the amount of any reserve.  To the extent that we experience losses greater than the amount of its reserves, we may incur a charge to earnings that will adversely affect operating results and the amount of any dividends paid.

Changes in the allowance for loan losses for the years ended December 31, 2013 and 2012 were as follows:
	2013	2012
Balance, beginning of period	$24,417,897	$24,541,897
(Reversal of) provision for loan losses	(7,822,112)	(124,000)
Charge-offs	(11,856,697)	—
Balance, end of period	$4,739,088	$24,417,897

As of December 31, 2013 and 2012, there was a general allowance for loan losses of $1,114,000 and $1,804,000, respectively, and a specific allowance for loan losses on two and seven loans in the total amount of $3,625,088 and $22,613,897, respectively.

Real Estate Properties Held for Sale and Investment

As of December 31, 2013, we held title to twenty-seven properties that were acquired through foreclosure, with a total carrying amount of approximately $135,316,000 (including properties held in eleven limited liability companies and one corporation), net of accumulated depreciation of $9,600,000. As of December 31, 2013, properties held for sale total $5,890,000 and properties held for investment total $129,426,000. We foreclosed on six and one loan(s) during the years ended December 31, 2013 and 2012, respectively, with aggregate principal balances totaling $26,187,000 and $2,000,000, respectively, and obtained the underlying properties via the trustee’s sales (see below). When we acquire property by foreclosure, we typically earn less income on those properties than could be earned on loans and we may not be able to sell the properties in a timely manner.

Real estate properties held for sale as of December 31, 2013 and 2012 consists of the following properties acquired through foreclosure:

	December 31, 2013	December 31, 2012
Manufactured home subdivision development, Ione, California – remaining lots/houses sold during 2013	$—	$78,530
Undeveloped land in manufactured home subdivision development, Lake Charles, Louisiana (held within Dation, LLC) – sold during 2013	—	256,107
Undeveloped land, Auburn, California (held within DarkHorse Golf Club, LLC) – transferred to held for investment in 2013	—	103,198
Undeveloped, industrial land, San Jose, California – transferred from held for investment in 2013	1,958,400	—
Undeveloped, commercial land, Half Moon Bay, California – transferred from held for investment in 2013	1,468,800	—
Marina with 30 boat slips and 11 RV spaces, Oakley, California (held within The Last Resort and Marina, LLC)	408,000	408,000
Golf course, Auburn, California (held within Lone Star Golf, Inc.) – transferred from held for investment in 2013	1,961,284	—
Commercial buildings, Sacramento, California – transferred to held for investment in 2013	—	3,890,968
45 condominium and 2 commercial units, Oakland, California (held within 1401 on Jackson, LLC) – sold during 2013	—	8,517,932
169 condominium units and 160 unit unoccupied apartment building, Miami, Florida (held within TOTB Miami, LLC) – transferred to held for investment in 2013	—	33,855,211
1/7th interest in single family home, Lincoln City, Oregon	93,647	85,259
Industrial land, Pomona, California (held within 1875 West Mission Blvd., LLC) – sold during 2013	—	7,315,000
Office/retail complex, Hilo, Hawaii – sold during 2013	—	1,662,889
	$5,890,131	$56,173,094

Real estate held for investment is comprised of the following properties as of December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
Light industrial building, Paso Robles, California	$1,489,120	$1,451,089
Office buildings, Roseville, California	767,077	777,366
Retail complex, Greeley, Colorado (held within 720 University, LLC)	11,697,485	11,974,751
Undeveloped, residential land, Madera County, California	726,580	726,580
Undeveloped, residential land, Marysville, California	403,200	403,200
Undeveloped land, Auburn, California (held within DarkHorse Golf Club, LLC) – transferred from held for sale in 2013	103,198	—
75 improved, residential lots, Auburn, California (held within Baldwin Ranch Subdivision, LLC)	3,878,544	3,878,544
Undeveloped, industrial land, San Jose, California – transferred to held for sale in 2013	—	1,958,400
Undeveloped, commercial land, Half Moon Bay, California – transferred to held for sale in 2013	—	1,468,800
Storage facility/business, Stockton, California	3,943,780	4,037,575
Two improved residential lots, West Sacramento, California	117,120	130,560
Undeveloped, residential land, Coolidge, Arizona	1,017,600	1,017,600
Office condominium complex (15 units in 2013 and 16 units in 2012), Roseville, California – 1 unit sold in 2013	3,810,020	4,019,876
Golf course, Auburn, California (held within Lone Star Golf, Inc.) – transferred to held for sale in 2013	—	1,959,492
Industrial building, Sunnyvale, California (held within Wolfe Central, LLC)	3,116,791	3,205,847
133 condominium units, Phoenix, Arizona (held within 54th Street Condos, LLC)	7,097,056	7,459,609
Medical office condominium complex, Gilbert, Arizona (held within AMFU, LLC)	4,771,234	4,860,573
61 condominium units, Lakewood, Washington (held within Phillips Road, LLC)	4,509,828	4,654,914
Commercial buildings, Sacramento, California – transferred from held for sale in 2013	3,890,968	—
169 condominium units and 160 unit unoccupied apartment building, Miami, Florida (held within TOTB Miami, LLC) – transferred from held for sale in 2013	33,017,315	—
12 condominium and 3 commercial units, Tacoma, Washington (held within Broadway & Commerce, LLC)	2,413,170	2,432,883
6 improved residential lots, Coeur D’Alene, Idaho	316,800	969,600
Unimproved, residential and commercial land, Gypsum, Colorado	5,814,418	5,760,000
Commercial land under development, South Lake Tahoe, California (held within Tahoe Stateline Venture, LLC)	34,495,674	8,452,996
Marina and yacht club with 179 boat slips, Isleton, California (held within Brannan Island, LLC)	2,028,855	—
	$129,425,833	$71,600,255

Changes in real estate held for sale and investment during the years ended December 31, 2013 and 2012 were as follows:

	2013	2012
Balance, beginning of period	$127,773,349	$145,591,660
Real estate acquired through foreclosure, net of deferred gain	9,017,330	1,662,889
Investments in real estate properties	19,602,478	11,198,753
Sales of real estate properties	(18,023,870)	(23,746,204
Impairment losses on real estate properties	(666,240)	(4,873,266)
Depreciation of properties held for investment	(2,387,086)	(2,060,483)
Balance, end of period	$135,315,964	$127,773,349

Twelve of our twenty-seven properties do not currently generate revenue. Expenses from real estate properties (including depreciation) have decreased from approximately $12,528,000 to $10,656,000 (14.9%) for the years ended December 31, 2012 and 2013, respectively, and revenues associated with these properties have decreased from $13,238,000 to $11,223,000 (15.2%), thus generating net income from real estate properties of $567,000 during the year ended December 31, 2013 (compared to net income of $710,000 during 2012).

For purposes of assessing potential impairment of value during 2013 and 2012, we obtained updated appraisals or other valuation support on several of our real estate properties held for sale and investment, which resulted in additional impairment losses on two and nine properties, respectively, in the aggregate amount of approximately $666,000 and $4,873,000, respectively, recorded in the consolidated statements of operations.

2013 Sales Activity

During the year ended December 31, 2013, we sold the 45 residential and 2 commercial units located in Oakland, California and held within 1401 on Jackson, LLC via a land sales contract for $11,000,000 ($1,000,000 down with interest only payments of 4.5% interest due monthly with all remaining principal and interest due in one year), resulting in a gain to the Company of approximately $207,000 and deferred gain of approximately $2,073,000. During the fourth quarter of 2013, the land sale contract was converted to a deed of trust and the borrower paid down the principal balance by $1,554,000, which resulted in the recognition of additional gain of $233,000 (net of additional closing costs of $89,000).

During the year ended December 31, 2013, we sold the retail complex located in Hilo, Hawaii for $1,950,000 with a $250,000 cash down payment and a $1,700,000 carryback note due in three years with monthly payments of interest only at a starting rate of 5% per annum. The note called for principal pay downs of $125,000 each within 30 and 60 days of issuance of the title policy on the property, both of which were paid by the borrower during 2013. The sale resulted in a gain to the Company of approximately $36,000 and deferred gain of approximately $246,000. An additional gain on sale of approximately $36,000 was recorded during 2013 as a result of the principal pay downs.

During the year ended December 31, 2013, we sold ten lots (one including a manufactured home) in the manufactured home subdivision development located in Ione, California for aggregate net sales proceeds of approximately $106,000 resulting in an aggregate net gain to the Company of approximately $28,000.

During the year ended December 31, 2013, we sold the remaining parcel of land held within Dation, LLC for $300,000 with a $100,000 down payment and a $200,000 carryback note with interest only payments at 6% per annum due in one year. The sale resulted in a gain to the Company of approximately $13,000 and deferred gain of approximately $25,000.

1875 West Mission Blvd., LLC (“1875”) is a California limited liability company formed for the purpose of owning 22.41 acres of industrial land located in Pomona, California which was acquired by the Company and PNL (who were co-lenders in the subject loan) via foreclosure in August 2011. Pursuant to the Operating Agreement, we have a 60% membership interest in 1875 and are entitled to collect approximately $5,078,000 upon the sale of the property after PNL collects any unreimbursed LLC expenses it has paid and $1,019,000 in its default interest at the time of foreclosure. The land was sold during the year ended December 31, 2013 for net sales proceeds of approximately $9,489,000 resulting in gain on sale of $2,174,000. As we received our basis in 1875 of $5,078,000 upon sale, after noncontrolling interest expense to PNL, there was no net income or loss to the Company.

During the year ended December 31, 2013, we sold one unit in the office condominium complex located in Roseville, California that is held for investment for net sales proceeds of approximately $409,000 resulting in a net gain to the Company of approximately $216,000.

2012 Sales Activity

During the year ended December 31, 2012, we sold one lot and one manufactured home located in Ione, California for aggregate net sales proceeds of approximately $66,000 resulting in a net gain to the Company of approximately $1,000.

During the year ended December 31, 2012, all of the improved lots and manufactured rental homes owned by Dation, LLC (“Dation”) were sold for $1,650,000 (comprised of cash of $330,000 and a note from the buyer of $1,320,000) resulting in no gain or loss to the Company. In addition, during the year ended December 31, 2012, Dation paid its joint venture partner a portion of its accrued management fees owed of approximately $147,000 in the form of $50,000 cash and two model homes with a book value of $97,000 as part of a settlement agreement to remove the joint venture partner as a member of Dation. The $1,320,000 note receivable from the sale was then assigned to the Company. The remaining model home was also sold during 2012 for cash of $25,000, resulting in a loss of approximately $12,000.

During the year ended December 31, 2012, we sold the industrial building located in Chico, California for net sales proceeds of approximately $8,514,000 resulting in a gain to the Company of approximately $1,863,000.

During the year ended December 31, 2012, we sold the nineteen condominium units located in San Diego, California held within 33rd Street Terrace, LLC for net sales proceeds of approximately $2,181,000 resulting in a gain to the Company of approximately $555,000.

During the year ended December 31, 2012, we sold the eight townhomes located in Santa Barbara, California held within Anacapa Villas, LLC for net sales proceeds of approximately $2,177,000 and a note carried back of $7,500,000 resulting in a gain to the Company of approximately $442,000. We recorded deferred gain of approximately $1,327,000 as a result of this transaction.

During the year ended December 31, 2012, we sold the apartment complex located in Ripon, California held within 550 Sandy Lane, LLC for net sales proceeds of approximately $4,979,000 resulting in a gain to the Company of approximately $835,000.

During the year ended December 31, 2012, we sold the golf course located in Auburn, California (including all parcels of land except for one of approximately 25 acres) held within DarkHorse Golf Club, LLC for net sales proceeds of approximately $1,513,000 resulting in a loss to the Company of approximately $378,000.

2013 Foreclosure Activity

During the year ended December 31, 2013, Brannan Island, LLC (wholly owned by the Company) foreclosed on two loans secured by a marina with 179 boat slips located in Isleton, California with an aggregate principal balance of $1,863,000 and obtained the property via the trustee’s sale. In addition, advances made on the loans or incurred as part of the foreclosures (such as legal fees and delinquent property taxes) in the total amount of approximately $140,000 were capitalized to the basis of the property. The amount capitalized at the time of foreclosure approximated the net fair market value of the property.  The property has been classified as held for investment as a sale is not expected within one year.

During the year ended December 31, 2013, Tahoe Stateline Venture, LLC (“TSV”) (wholly owned by the Company) foreclosed on a loan secured by two undeveloped parcels of land located in South Lake Tahoe, California that was purchased at a discount during the same period with a principal balance of approximately $1,401,000 and obtained the property via the trustee’s sale. In addition, advances made on the loan or incurred as part of the foreclosure (including delinquent property taxes) in the total amount of approximately $335,000 were capitalized to the basis of the property. The fair market value of the land acquired was estimated to be higher than TSV’s basis in the subject loan, and, thus, a gain on foreclosure in the amount of approximately $952,000 was recorded. The property has been classified as held for investment along with several other parcels acquired by TSV during 2012 and 2013 as a sale is not expected within one year. See below under “Tahoe Stateline Venture, LLC”.

During the year ended December 31, 2013, TSV also foreclosed on three loans secured by first, second and third deeds of trust secured by ten undeveloped parcels of land located in South Lake Tahoe, California with principal balances totaling approximately $22,923,000 (total investment of $25,109,000 including advances made on the loans) and obtained the property via the trustee’s sale. Based on an appraisal dated June 30, 2013, it was determined that the fair value of the property was higher than our total investment in the loans (including a previously established loan loss allowance of $18,333,000), and a reversal to the provision for loan losses of approximately $6,476,000 was recorded at the time of foreclosure (for a net charge-off of $11,857,000). The property has been classified as held for investment along with several other parcels acquired by TSV during 2012 and 2013 as a sale is not expected within one year. See below under “Tahoe Stateline Venture, LLC”.

2012 Foreclosure Activity

During the year ended December 31, 2012, we foreclosed on a loan secured by an office/retail complex located in Hilo, Hawaii in the amount of $2,000,000 and obtained the property via the trustee’s sale.  In addition, accrued interest and advances made on the loan or incurred as part of the foreclosure (such as legal fees and delinquent property taxes) in the total amount of approximately $307,000 were capitalized to the basis of the property. We also had a deferred gain in the amount of approximately $644,000 from the original sale of the property in 2010 that was netted with the basis of the loan at the time of foreclosure. The property was sold during 2013.

Tahoe Stateline Venture, LLC

We had made a series of loans with aggregate principal balances totaling approximately $24,203,000 originally secured by first, second and third deeds of trust on 29 parcels of land with entitlements for a 502,267 square foot resort development located in South Lake Tahoe, California known as Chateau at Lake Tahoe, or the Project. Through multiple foreclosures, 16 of the parcels within the development were acquired by lenders who held senior positions to the Company. In December 2012, we acquired seven of those parcels for $6,600,000, from the foreclosing lenders, that are contiguous to parcels securing our loans. The parcel purchases were made through a new wholly-owned subsidiary of the Company, Tahoe Stateline Venture, LLC (“TSV”). TSV paid approximately $5,697,000 in cash for the parcel purchases, including approximately $81,000 in closing costs and $2,316,000 held by the title company to pay delinquent property taxes on the parcels until property reassessments were completed ($1,691,000 in delinquent property taxes paid and $625,000 in excess funds remitted back to TSV in February 2013). The sellers of the parcels also provided financing for the balance of the purchase prices which total $3,300,000 at 5% interest with interest only, semi-annual payments and principal due in December 2016. While these parcels were originally part of the security for our loans, management had chosen not to advance the funds to acquire the parcels at the foreclosure sales in 2010 and 2011 due to the uncertainty surrounding the Project.

In addition to the seven parcels purchased in 2012, in February 2013, TSV acquired the senior note for $1,400,000 secured by two adjacent parcels on which it held junior loans. In March 2013, TSV acquired these two parcels via a trustee sale.

In February 2013, our beneficial interest in the delinquent loans discussed above was transferred to TSV. In May 2013, TSV foreclosed on all of the remaining deeds of trust secured by ten parcels (not including one parcel where it held a third deed of trust - see below) and gained ownership of the related land.

In July 2013, TSV advanced $660,000 to obtain a release of a second deed of trust that was senior to TSV’s loan on a single parcel of land located on South Lake Tahoe Blvd. and adjacent to the parcels TSV acquired in the May 2013 foreclosure. In July 2013, TSV foreclosed on this parcel, subject to the existing first loan with a principal balance of $1,000,000 plus accrued interest. In October 2013, the holders of this security agreed to restructure the note by waving the accrued interest in exchange for a $300,000 principal pay down. The new note in the amount of $700,000 is due on August 1, 2017 and requires interest only payments on a quarterly basis at an interest rate of 5%. The holders on this note also agreed to release from their security another parcel of land that TSV had acquired in the May 2013 foreclosure.

After the final trustee sale, TSV owned a total of 20 parcels (now 16 after consolidation of certain parcels covering the same land area) which includes all of the parcels necessary to complete the first phase of the Project and which includes eight of nine parcels fronting U.S. Highway 50 or South Lake Tahoe Blvd. Management made the decision to purchase these parcels and notes in order to protect the Company’s existing investment in the loans by securing controlling ownership of the first phase of the Project.  With this control, TSV secured the building permits to construct the first phase of the project consisting of 30,507 square feet of retail space and began construction during the third quarter of 2013. We signed a construction contract for the first phase of the Project in the amount of $16,702,000 (including change orders to date). TSV has capitalized approximately $10,214,000 in design, engineering, construction and other related development costs (including legal, consulting, property taxes and interest) as of December 31, 2013. It is possible that additional change orders will be submitted and construction costs may be higher than expected.

In February 2014, TSV entered into a Purchase and Sale Agreement to purchase nine additional parcels of land (and certain related assets) that constitute the balance of parcels in the second phase of the Project and that border the other parcels owned by TSV for $6,000,000 in cash.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents and restricted cash decreased from approximately $27,396,000 as of December 31, 2012 to approximately $12,254,000 as of December 31, 2013 ($15,141,000 or 55.3% decrease) due primarily to investment in new loans of $19,719,000, investment in real estate properties of $7,920,000, purchases of treasury stock of $5,024,000, distributions to noncontrolling interests of $4,145,000 and dividends paid of $3,804,000, net of principal collected on loans of $15,641,000 and proceeds from sales of real estate properties of $11,052,000 during the year.

Interest and Other Receivables

Interest and other receivables decreased from approximately $3,485,000 as of December 31, 2012 to $1,674,000 as of December 31, 2013 ($1,811,000 or 52.0% decrease) due primarily to a receivable recorded of approximately $1,500,000 from the sale of the golf course owned by DarkHorse Golf Club, LLC on December 31, 2012. The final sale proceeds were wired to the DarkHorse Golf Club LLC’s bank account on January 2, 2013.

Dividends Payable

Dividends payable decreased from approximately $1,234,000 as of December 31, 2012 to $180,000 as of
December 31, 2013 because the December 2012 distribution to OMIF partners was paid in early January 2013 (and thus accrued at December 31, 2012). The Board of Directors declared a dividend on December 20, 2013 in the amount of $180,000 that was paid on January 14, 2014 to stockholders of record at the close of business on January 3, 2014.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities decreased from approximately $4,013,000 as of December 31, 2012 to $2,711,000 as of December 31, 2013 ($1,302,000 or 32.5% decrease), due primarily to the accrual of approximately $1,500,000 in delinquent property taxes owed on the parcels purchased by TSV in December 2012 which were paid by during the first quarter of 2013.

Deferred Gains

Deferred gains increased from approximately $1,327,000 as of December 31, 2012 to approximately $3,313,000 as of December 31, 2013 ($1,986,000 or 150% increase) due to the sale of three properties during the year ended December 31, 2013 which did not qualify for the recognition of full gain at the time of the related sales. As a result of principal repayments totaling $1,804,000 on two of the carryback loans subsequent to the sales, we recognized approximately $269,000 of additional gain during the year.

Notes Payable

Notes payable increased from approximately $13,385,000 as of December 31, 2012 to approximately $13,918,000 as of December 31, 2013 ($533,000 or 4.0% increase) due to the assumption of a first deed of trust in the amount of $1,000,000 as a result of the foreclosure of the Chateau at Lake Tahoe loans, net of repayment of approximately $167,000 of the note securing the property owned by 720 University, LLC and principal repayments of $300,000 on the $1,000,000 note assumption during the year.

Noncontrolling Interests

Noncontrolling interests decreased from approximately $8,049,000 as of December 31, 2012 to approximately $6,352,000 as of December 31, 2013 ($1,697,000 or 21.1% decrease), due primarily to the sale of the property owned by 1875 West Mission Blvd., LLC and the distribution to PNL (non-controlling interest) for their portion of the net sales proceeds during the year ended December 31, 2013, net of an additional capital contribution to TOTB made by OFG of approximately $363,000 in 2013.

Non-GAAP Financial Measures

Funds from Operations

We utilize supplemental non-GAAP measures of operating performance, including funds from operations (“FFO”), an industry-wide standard measure of REIT operating performance. We believe FFO provides investors with additional information concerning our operating performance and a basis to compare our performance with those of other REITs. We determine FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts ("NAREIT"), as net income (loss) attributable to common stockholders (computed in accordance with GAAP), plus depreciation and amortization of real estate assets, plus impairments of real estate assets and provisions for loan losses, reduced by gains (losses) from sales of real estate and extraordinary items, and after adjustments for unconsolidated ventures.

Our calculation of FFO may not be comparable to similar measures reported by other REITs. This non‐GAAP financial measure should not be considered as an alternative to net income as a measure of our operating performance or to cash flows computed in accordance with GAAP as a measure of liquidity, nor is it indicative of cash flows from operating and financial activities.

We urge investors to carefully review the GAAP financial information included as part of the  Annual Report on Form 10-K, as well as in the Company’s Quarterly Reports on Form 10-Q and quarterly earnings releases.

The following table reconciles FFO to comparable GAAP financial measures:

	For the Year Ended
	December 31, 2013	December 31, 2012
Funds from Operations
Net income (loss) attributable to common stockholders	$ 8,732,897	$ (1,679,820)
Adjustments:
Depreciation and amortization of real estate assets	2,485,587	2,292,537
Depreciation allocated to non-controlling interests	(180,771)	(72,240)

Provisions for impairment of real estate assets	666,240	4,873,266

(Reversal of) provision for loan losses	(7,822,112)	(124,000)
Gain on sales of real estate assets	(2,942,861)	(4,111,841)
Adjustments for unconsolidated ventures	(1,000)	(2,000)
FFO attributable to common stockholders	$ 937,980	$ 1,175,902
Basic and diluted FFO per common share	$ 0.08	$ 0.11

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

The conclusion that a Company loan may become uncollectible, in whole or in part, is a matter of judgment. Although institutional lenders are subject to regulations that, among other things, require them to perform ongoing analyses of their loan portfolios (including analyses of loan-to-value ratios, reserves, etc.), and to obtain current information regarding their borrowers and the securing properties, we are not subject to these regulations and has not adopted these practices. Rather, management, in connection with the quarterly closing of our accounting records and the preparation of the financial statements, evaluates our loan portfolio. The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in our loan portfolio and current economic conditions. Such evaluation, which includes a review of all loans on which management determines that full collectability may not be reasonably assured, considers among other matters:

•	prevailing economic conditions;

•	our historical loss experience;

•	the types and dollar amounts of loans in the portfolio;

•	borrowers’ financial condition and adverse situations that may affect the borrowers’ ability to pay;

•	evaluation of industry trends;

•	review and evaluation of loans identified as having loss potential; and

•	estimated net realizable value or fair value of the underlying collateral.

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover probable losses of the Company. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Loan losses deemed to be uncollectible are charged against the allowance for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses. As of December 31, 2013, management believes that the allowance for loan losses of $4,739,000 is adequate in amount to cover probable losses. Because of the number of variables involved, the magnitude of the swings possible and management’s inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by management. As of December 31, 2013, ten loans totaling $31,738,000 were impaired and are no longer accruing interest. Five of these loans totaling $16,908,000 were past maturity as of December 31, 2013. In addition, three loans totaling $1,290,000 was also past maturity but less than ninety days delinquent in monthly payments as of December 31, 2013 (combined total of $33,028,000 in loans that are past maturity and impaired). During the year ended December 31, 2013, we recorded a decrease (reversal) in the allowance for loan losses of $7,822,000 (decrease in specific loan loss allowance of $7,132,000 and decrease in general allowance of $690,000).  Management believes that the allowance for loan losses is sufficient given the estimated fair value of the underlying collateral of impaired and past maturity loans.

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

We require liquidity to:

•	fund future loan investments;
•	to improve and maintain real estate properties;
•	to repay principal and interest on our borrowings;
•	to pay our expenses, including compensation to our Manager;
•	to pay U.S. federal, state, and local taxes of our TRSs; and
•	to distribute a minimum of 90% of our REIT taxable income and to make investments in a manner that enables us to maintain our qualification as a REIT.

We intend to meet these liquidity requirements primarily through the following:

•	the use of our cash and cash equivalent balances of $8,159,000 as of December 31, 2013;
•	cash generated from operating activities, including interest income from our loan portfolio and income generated from our real estate properties;
•	proceeds from the sales of real estate properties;
•	proceeds from future borrowings, including a new $20 million revolving line of credit obtained in February 2014 (see below); and
•	proceeds from potential future offerings of our equity securities.

The following table summarizes our cash flow activity for the periods presented:

	Year Ended December 31,
	2013	2012
Net cash (used in) provided by operating activities	$(702,672)	$1,756,567

Net cash provided by investing activities	1,352,099	16,026,900

Net cash used in financing activities	(13,622,198)	(8,884,083)

Operating Activities

Cash flows from operating activities are primarily rental and other income from real estate properties, net of real estate expenses, and interest received from our investments in loans, partially offset by payment of operating expenses. For the year ended December 31, 2013, cash flows from operating activities decreased $2,459,000, compared to the year ended December 31, 2012. The decrease reflects reduced cash flow from rental properties as a result of the sale of eight operating properties in the latter part of 2012 and 2013 to date, net of increased interest income collected on loans during the period. In addition, we paid $1,691,000 in delinquent property taxes out of escrow related to the TSV parcels during 2013.

Investing Activities

Net cash provided by investing activities for both periods presented reflect our investing activity. For the year ended December 31, 2013, cash flows from investing activities decreased $14,675,000. Approximately $1,352,000 was provided by investing activities during the year ended December 31, 2013 as $29,022,000 was received from the payoff of loans, sales of real estate properties, transfer from restricted to unrestricted and a distribution received from an equity investment, net of approximately $27,670,000 used for investments in loans, improvements to real estate properties and purchases of vehicles and equipment.

Financing Activities

Net cash used in financing activities for the year ended December 31, 2013 reflects dividends paid to stockholders of $3,804,000, purchase of treasury stock pursuant to the Repurchase Program of $5,024,000, repayments of notes payable of $467,000, offering costs paid related to the Merger of $528,000 and distributions to noncontrolling interests of $4,145,000 primarily as a result of the sale of a jointly owned property during the period, net of a $363,000 capital contribution into TOTB from OFG (noncontrolling interest).

Dividends

We intend to make regular quarterly distributions to holders of our Common Stock. U.S. federal income tax law generally requires that a REIT annually distribute at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains, and to the extent that it annually distributes less than 100% of its net taxable income in any taxable year, and that it pay tax at regular corporate rates on that undistributed portion. We intend to make regular quarterly distributions to our stockholders in an amount equal to or greater than our net taxable income, if and to the extent authorized by our Board of Directors. Before we make any distributions, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on our debt payable. If our cash available for distribution is less than our net taxable income, we could be required to sell assets or borrow funds to make cash distributions or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.

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

Company Debt

We have a note payable with a bank through our investment in 720 University, LLC with a balance of $9,918,000 and $10,085,000 as of December 31, 2013 and 2012, respectively. The note required monthly interest-only payments until
March 1, 2010 at a fixed rate of 5.07% per annum. Commencing April 1, 2010, the note became amortizing and monthly payments of $56,816 are now required, with the balance of unpaid principal due on March 1, 2015. We anticipate that this note will be repaid from the proceeds of the eventual sale of the property. Alternatively, the note may be refinanced.

We also have three notes payable in the aggregate amount of $4,000,000 and $3,300,000 as of December 31, 2013 and 2012, respectively, related to the foreclosure or purchase of nine parcels by Tahoe Stateline Venture, LLC in 2013 and 2012. Two of the notes with principal balances totaling $3,300,000 require semi-annual interest-only payments of 5% per annum and are due in December 2016 and one note with a principal balance of $700,000 requires quarterly interest-only payments of 5% per annum and is due in August 2017. We anticipate that the notes will be repaid from the proceeds of the eventual sale of the property currently under development or from cash reserves.

In February 2014 (subsequent to year end), we entered into a Credit Agreement and Advance Formula Agreement with California Bank & Trust (“CB&T”) as the lender and executed a related Master Revolving Note and Security Agreement, which agreements provide the Company with a new revolving line of credit facility (the “Credit Facility”).  Subject to various conditions, borrowings under the Credit Facility will be used for general corporate purposes and to finance the origination of new commercial real estate loans.  The maximum borrowings under the revolving Credit Facility is the lesser of $20,000,000, which is the face amount of the Master Revolving Note, or the amount determined pursuant to a borrowing base calculation described in the Advance Formula Agreement. At any time that the aggregate principal amount of the total borrowings under the Credit Facility exceeds the maximum permitted pursuant to the borrowing base calculation, we must promptly repay an amount equal to such excess. Borrowings under the Credit Facility mature on February 5, 2016.  Such borrowings will bear interest payable monthly, in arrears, on the first business day of each month, at the prime rate of interest established by CB&T from time-to-time (currently 3.25%) plus one quarter percent (.25%) per annum. Upon a default under the Credit Facility such interest rate increases by 2.00%.

We are in the process of exploring the possibility of an additional credit facility with a different lending source to provide us with additional liquidity to fund new loan investments and/or for general corporate purposes. As discussed below, we are in the process of building the retail portion of the project within TSV and are also in the process of securing temporary or permanent financing for this development. In addition, we are exploring plans to improve/renovate the vacant building held within TOTB and are in the process of securing financing for this potential project.

Commitments and Contingencies

Although we previously had commitments under construction and rehabilitation loans, no such commitments remained as of December 31, 2013.

We have an obligation to pay all required costs to remediate and monitor contamination of the real properties owned by 1850 De La Cruz, LLC (“1850”). As part of the Operating Agreement executed by the Company and its joint venture partner in 1850, Nanook, we have indemnified Nanook against all obligations related to the expected costs to monitor and remediate the contamination. In 2008, we accrued an amount that a third party consultant had estimated will need to be paid to monitor and remediate the site. The majority of clean-up activities were completed during 2012 as part of the tenant’s construction of a new building on the site. Thus, approximately $459,000 was paid by us from the previously established liability, and an additional $100,000 was accrued during the year ended December 31, 2012 as a result of an updated estimate of future costs to be incurred. If additional amounts are required, it will be an obligation of the Company. As of December 31, 2013 and 2012, approximately $63,000 and $70,000, respectively, of this obligation remains accrued on our books. All costs for this remediation will be paid from cash reserves.

During the course of due diligence performed by a potential buyer of TOTB in the year ended December 31, 2012, a low level of arsenic was found in the ground water of a monitoring well located on the property owned by TOTB. While the level of arsenic exceeds the minimum level acceptable for drinking water standards, the water under this property is subject to tidal influence and is not used for domestic consumption.  TOTB has retained an environmental consultant to perform additional testing and analysis with the goal of petitioning the appropriate governmental agency to issue a no further action letter for this property due to the low level of contamination and the low quality of the ground water under the property.  At this time, the costs of any potential remediation and/or monitoring are unknown and cannot be estimated.  As of December 31, 2013, approximately $17,000 is accrued for estimated future costs to perform testing and analysis.

We have entered into various contracts related to the construction of the retail portion of the land owned by TSV. The aggregate amount of these contracts as of the date of this filing is approximately $18,875,000, of which approximately $7,739,000 has been incurred as of December 31, 2013. All costs for this project will be paid from cash reserves, from the recently obtained line of credit and/or construction financing to be obtained in the future. It is possible that additional change orders will be submitted and construction costs may be higher than expected.

We have also entered into a contract for the initial design, architectural and engineering services related to the possible renovation of the vacant building owned by TOTB in the amount of $250,000 of which approximately $93,000 has been incurred to date.

Contingency Reserves

We are required to maintain cash, cash equivalents and marketable securities as contingency reserves in an aggregate amount of at least 1.50% of Capital (as defined in our charter). Although the Manager believes the contingency reserves are adequate, it could become necessary for us to sell or otherwise liquidate certain of our investments or other assets to cover such contingencies on terms which might not be favorable to the Company. The contingency reserves held in cash and cash equivalents were approximately $3,895,000 and $3,948,000 as of December 31, 2013 and 2012, respectively.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

Item 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary data are indexed in Item 15 of this report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Management of the Company carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013, which is the end of the period covered by this Annual Report on Form 10-K, the Company’s disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting in the fiscal quarter ending December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, for the Company. Under the supervision and with the participation of Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the internal control over financial reporting was conducted based on the framework established in the 1992 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). There are inherent limitations in any internal control system over financial reporting, which may not prevent or detect misstatements. The Company’s internal control system over financial reporting is designed to provide reasonable assurance of achieving its objectives and management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2013.

This report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.

Item 9B. OTHER INFORMATION

There is no information required to be disclosed in a report on Form 8-K during the fourth quarter of the year ended December 31, 2013 that has not been so reported.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding the Company’s directors, executive officers and certain other governance matters required by this item is incorporated by reference to the Company’s definitive Proxy Statement for its 2014 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2013.

Item 11. EXECUTIVE COMPENSATION

The information regarding executive compensation and other compensation related matters required by this item is incorporated by reference to the Company’s definitive Proxy Statement for its 2014 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2013.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information regarding beneficial ownership of the Company and related matters required by this item is incorporated by reference to the Company’s definitive Proxy Statement for its 2014 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2013.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information regarding beneficial ownership of the Company and related matters required by this item is incorporated by reference to the Company’s definitive Proxy Statement for its 2014 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2013.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information regarding beneficial ownership of the Company and related matters required by this item is incorporated by reference to the Company’s definitive Proxy Statement for its 2014 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2013.

PART IV

Item 15. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

(3) List of Exhibits:

* 3.1
Articles of Amendment and Restatement of Owens Realty Mortgage, Inc.,  incorporated herein by reference to Annex B to Proxy Statement/Prospectus on Form S-4 which was filed with the SEC on February 13, 2013

* 3.2	Bylaws of Owens Realty Mortgage, Inc., incorporated herein by reference to Annex C to Proxy Statement/Prospectus on Form S-4 which was filed with the SEC on February 13, 2013
* 3.3

Articles Supplementary, dated November 13, 2014, relating to the election to be subject to Subtitle 8 of Title 3 of the Maryland General Corporation Law, incorporated by reference to exhibit 3.1 of the current report on Form 8-K filed with the SEC on November 13, 2013

* 4.1	Form of Common Stock Certificate, incorporated herein by reference to exhibit 4.1 to Proxy Statement/Prospectus on Form S-4 which was filed with the SEC on January 25, 2013
* 10.1
Form of Management Agreement, dated May 20, 2013, by and between Owens Financial Group, Inc. and Owens Realty Mortgage, Inc., incorporated herein by reference to Exhibit 99.1 to Current Report on Form 8-K (No. 000-17248) which was filed with the SEC on May 20, 2013

* 10.2
Credit Agreement, dated as of February 5, 2014, between California Bank & Trust and Owens Realty Mortgage, Inc., together with related Master Revolving Note, Advance Formula Agreement, and Security Agreement, incorporated by reference to exhibits 10.1, 10.2, 10.3 and 10.4 of the current report on Form 8-K filed with the SEC on February 14, 2014

** 21	List of Subsidiaries of the Registrant
** 24	Power of Attorney
** 31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
** 31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
** 32	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
***101.INS	XBRL Instance Document
***101.SCH	XBRL Taxonomy Extension Schema Document
***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
***101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
***101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
***101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*Previously filed.
** Filed herewith.
***This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Owens Realty Mortgage, Inc.

We have audited the accompanying consolidated balance sheets as recast of Owens Realty Mortgage, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity and cash flows as recast for the years then ended. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules III and IV of the Company listed in the accompanying index (at Item 15). These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedules, when considered in relation to the consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Crowe Horwath LLP

San Francisco, California
March 27, 2014

OWENS REALTY MORTGAGE, INC.

Consolidated Balance Sheets as Recast(1)
December 31,

Assets	2013	2012
Cash and cash equivalents	$8,158,734	$21,131,505
Restricted cash	4,095,435	6,264,110
Loans, net of allowance for losses of $4,739,088 in 2013 and $24,417,897 in 2012	54,057,205	45,844,365
Interest and other receivables	1,673,978	3,485,061
Other assets, net of accumulated depreciation and amortization of $976,090 in 2013 and $877,589 in 2012	1,197,683	1,126,723
Investment in limited liability company	2,142,582	2,141,777
Real estate held for sale	5,890,131	56,173,094
Real estate held for investment, net of accumulated depreciation of $9,599,719 in 2013 and $6,518,160 in 2012	129,425,833	71,600,255

Total assets	$206,641,581	$207,766,890
Liabilities and Equity
Liabilities:
Dividends payable	$180,000	$1,234,352
Due to Manager	293,776	298,349
Accounts payable and accrued liabilities	2,710,745	4,012,650
Deferred gains	3,313,169	1,327,406
Notes payable	13,917,585	13,384,902
Total liabilities	20,415,275	20,257,659
Commitments and Contingencies (Note 14)
Equity:
Stockholders’ equity:
Preferred stock, $.01 par value per share, 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2013 and 2012	—	—
Common stock, $.01 par value per share, 50,000,000 shares authorized, 11,198,119 shares issued, 10,794,209 and 11,198,119 shares outstanding at December 31, 2013 and 2012, respectively	111,981	111,981
Additional paid-in capital	182,437,522	182,985,281
Treasury stock, at cost – 403,910 shares at December 31, 2013	(5,023,668)	—
Retained earnings (accumulated deficit)	2,348,575	(3,637,331)
Total stockholders’ equity	179,874,410	179,459,931
Noncontrolling interests	6,351,896	8,049,300
Total equity	186,226,306	187,509,231

Total liabilities and equity	$206,641,581	$207,766,890

(1) As recast to reflect the balances of Owens Mortgage Investment Fund, LP combined with the balances of Owens Realty Mortgage, Inc. beginning January 1, 2012, as required under the accounting guidelines for a transfer between entities under common control (refer to Note 1).

The accompanying notes are an integral part of these consolidated financial statements.

OWENS REALTY MORTGAGE, INC.

Consolidated Statements of Operations as Recast(1)
Years Ended December 31,

	2013	2012

Revenues:
Interest income on loans secured by trust deeds	$3,020,884	$2,567,583
Gain on foreclosure of loan	952,357	—
Rental and other income from real estate properties	11,223,260	13,237,664
Income from investment in limited liability company	160,805	155,741
Other income	4,406	5,290
Total revenues	15,361,712	15,966,278

Expenses:
Management fees to Manager	1,664,076	1,760,589
Servicing fees to Manager	151,643	164,606
General and administrative expense	1,657,467	1,421,332
Rental and other expenses on real estate properties	8,170,318	10,235,444
Depreciation and amortization	2,485,587	2,292,537
Interest expense	513,750	523,579
Environmental remediation expense	—	100,000
Reversal of provision for loan losses	(7,822,112)	(124,000)
Impairment losses on real estate properties	666,240	4,873,266
Total expenses	7,486,969	21,247,353

Operating income (loss)	7,874,743	(5,281,075)
Gain on sales of real estate, net	2,942,861	4,111,841
Net income (loss)	10,817,604	(1,169,234)
Less: Net income attributable to noncontrolling interests	(2,084,707)	(510,586)
Net income (loss) attributable to common stockholders	$8,732,897	$(1,679,820)

Per common share data:
Basic and diluted earnings (loss) per common share	$0.78	$(0.15)
Basic and diluted weighted average number of common shares outstanding	11,127,820	11,198,119
Dividends declared per share of common stock	$0.25	$0.17

(1) As recast to reflect the balances of Owens Mortgage Investment Fund, LP combined with the balances of Owens Realty Mortgage, Inc. beginning January 1, 2012, as required under the accounting guidelines for a transfer between entities under common control (refer to Note 1).

The accompanying notes are an integral part of these consolidated financial statements.

OWENS REALTY MORTGAGE, INC.

Consolidated Statements of Stockholders’ Equity as Recast(1)
Years Ended December 31,

	Common Stock		Additional	Treasury Stock		Retained Earnings	Total	Non-
			Paid-in			(Accumulated	Stockholders’	controlling	Total
	Shares	Amount	Capital	Shares	Amount	Deficit)	Equity	Interests	Equity

Balances, December 31, 2011	11,198,119	$111,981	$180,933,978	—	$—	$—	$181,045,959	$17,519,828	$198,565,787

Net (loss) income	—	—	—	—	—	(1,679,820)	(1,679,820)	510,586	(1,169,234)
Offering costs incurred	—	—	(708,464)	—	—	—	(708,464)	—	(708,464)
Change in ownership interests in consolidated LLC (Note 6)	—	—	2,759,767	—	—	—	2,759,767	(9,959,767)	(7,200,000)
Dividends declared	—	—	—	—	—	(1,957,511)	(1,957,511)	—	(1,957,511)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(21,347)	(21,347)
Balances, December 31, 2012	11,198,119	$111,981	$182,985,281	—	$—	$(3,637,331)	$179,459,931	$8,049,300	$187,509,231

Net income	—	—	—	—	—	8,732,897	8,732,897	2,084,707	10,817,604
Offering costs incurred	—	—	(527,785)	—	—	—	(527,785)	—	(527,785)
Distribution to stockholders for fractional shares upon conversion	—	—	(19,974)	—	—	—	(19,974)	—	(19,974)
Dividends declared	—	—	—	—	—	(2,746,991)	(2,746,991)	—	(2,746,991)
Purchase of treasury stock	—	—	—	(403,910)	(5,023,668)	—	(5,023,668)	—	(5,023,668)
Contribution from non-controlling interest	—	—	—	—	—	—	—	362,593	362,593
Distributions to non-controlling interests	—	—	—	—	—	—	—	(4,144,704)	(4,144,704)
Balances, December 31, 2013	11,198,119	$111,981	$182,437,522	(403,910)	$(5,023,668)	$2,348,575	$179,874,410	$6,351,896	$186,226,306

 (1) As recast to reflect the balances of Owens Mortgage Investment Fund, LP combined with the balances of Owens Realty Mortgage, Inc. beginning January 1, 2012, as required under the accounting guidelines for a transfer between entities under common control (refer to Note 1).

The accompanying notes are an integral part of these consolidated financial statements

OWENS REALTY MORTGAGE, INC.
Consolidated Statements of Cash Flows as Recast(1)
Years ended December 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$10,817,604	$(1,169,234)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sales of real estate, net	(2,942,861)	(4,111,841)
Gain on foreclosure of loan	(952,357)	—
Income from investment in limited liability company	(160,805)	(155,741)
Reversal of provision for loan losses	(7,822,112)	(124,000)
Impairment losses on real estate properties	666,240	4,873,266
Depreciation and amortization	2,485,587	2,292,537
Changes in operating assets and liabilities:
Interest and other receivables	407,894	(856,584)
Other assets	(137,934)	140,668
Accounts payable and accrued liabilities	(3,059,355)	898,149
Due to Manager	(4,573)	(30,653)
Net cash (used in) provided by operating activities	(702,672)	1,756,567

Cash flows from investing activities:
Principal collected on loans	15,641,192	5,979,614
Purchases and investments in loans	(19,718,852)	—
Investment in real estate properties	(7,919,883)	(7,995,573)
Net proceeds from disposition of real estate properties	11,052,494	18,214,570
Purchases of vehicles and equipment	(31,527)	(24,656)
Distribution received from investment in limited liability company	160,000	154,000
Transfer from (to) restricted cash, net	2,168,675	(2,295,110)
Maturities of certificates of deposit	—	2,990,055
Investments in certificates of deposit	—	(996,000)
Net cash provided by investing activities	1,352,099	16,026,900

Cash flows from financing activities
Repayments on note payable	(467,317)	(157,529)
Distributions to noncontrolling interest	(4,144,704)	(21,347)
Contribution from noncontrolling interest	362,593	—
Purchase of member’s interest in consolidated LLC	—	(7,200,000)
Offering costs incurred and paid	(527,785)	(708,464)
Distributions to stockholders for fractional shares	(19,974)	—
Purchase of treasury stock	(5,023,668)	—
Dividends paid	(3,801,343)	(796,743)
Net cash used in financing activities	(13,622,198)	(8,884,083)

Net (decrease) increase in cash and cash equivalents	(12,972,771)	8,899,384

Cash and cash equivalents at beginning of year	21,131,505	12,232,121

Cash and cash equivalents at end of year	$8,158,734	$21,131,505

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for interest (including amounts capitalized)	$678,105	$524,267
Supplemental Disclosure of Non-Cash Activity
Increase in real estate from loan foreclosures	18,650,121	1,662,889
Increase in accounts payable and accrued liabilities from loan foreclosure	(660,000)	—
Increase in notes payable from loan foreclosure	$(1,000,000)	$—

Decrease in loans, net of allowance for loan losses, from loan foreclosures	(15,609,812)	(2,000,000)
Decrease in interest and other receivables from adding balances to loans	(22,880)	—
Decrease in interest and other receivables from loan foreclosures	(1,380,309)	(306,896)
Decrease in deferred gain from loan foreclosure	—	644,007
Increase in loans from sales of real estate	11,900,000	8,820,000
Increase in deferred gains from sales of real estate	(2,344,052)	(1,327,406)
Increase in notes payable from purchase of real estate	—	(3,300,000)
Receivable recorded for sale of golf course (DarkHorse Golf Club, LLC)	—	1,510,744
Decrease in non-controlling interest from change in ownership interests	—	2,759,767
Change in capital expenditures financed through accounts payable	(1,097,450)	—

(1) As recast to reflect the balances of Owens Mortgage Investment Fund, LP combined with the balances of Owens Realty Mortgage, Inc. beginning January 1, 2012, as required under the accounting guidelines for a transfer between entities under common control (refer to Note 1).

The accompanying notes are an integral part of these consolidated financial statements.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

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

Upon effectiveness of the Merger, the outstanding 1,000 shares of common stock of the Company held by William C. Owens were cancelled in exchange for $1,000 and every 25 limited partner units of OMIF were converted into one share of common stock of the Company. Additionally, the units representing the general partner interests of Owens Financial Group, Inc. (“OFG”) were treated as follows: i) the 1,496,000 units representing the interest that was an expense of OMIF were cancelled, and ii) the 1,378,256 units representing the interest relating to cash contributions made by OFG to the capital of OMIF were converted into shares of common stock of the Company in the same manner limited partnership units were converted into shares of common stock. No fractional shares were issued in the Merger; instead, cash adjustments were paid in respect of shares otherwise issuable. The Company now, by virtue of the Merger, directly or indirectly owns all of the assets and business formerly owned by OMIF and is a deemed successor issuer to OMIF pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended. For accounting purposes, the merger of OMIF with and into the Company has been treated as a transfer of assets and exchange of shares between entities under common control. The accounting basis used to initially record the assets and liabilities in the Company is the carryover basis of OMIF. The consolidated financial statements reflect the extinguishment of OMIF’s partners’ capital and replacement with 11,198,119 shares of common stock and additional paid –in capital as if the Merger occurred on January 1, 2012. In addition, capitalized offering costs incurred during 2012 were reclassified from Other Assets to Additional Paid-in Capital in the accompanying consolidated financial statements.

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

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its majority and wholly owned limited liability companies (see Notes 5, 6, 7 and 10). All significant inter-company transactions and balances have been eliminated in consolidation. The Company also has a 50% ownership interest in a limited liability company accounted for under the equity method (see Note 4). The Company is in the business of providing mortgage lending services and manages its business as one operating segment. Due to foreclosure activity, the Company also owns and manages real estate assets.

Certain reclassifications have been made to the 2012 consolidated financial statements to conform to the 2013 presentation. None of the reclassifications had an impact on net income and the only reclassification that had an effect on stockholders’ equity was the reclassification between other assets and additional paid-in capital for 2012 offering costs discussed previously.

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Such estimates relate principally to the determination of the allowance for loan losses, including the valuation of impaired loans, the valuation of real estate held for sale and investment, and the estimate of the environmental remediation liability (see Notes 5, 6, 13 and 14). Fair value estimates are derived from information available in the real estate markets including similar property, and often require the experience and judgment of third parties such as real estate appraisers and brokers. The estimates figure materially in calculating the value of the property at acquisition, the level of charge to the allowance for loan losses and any subsequent valuation reserves or write-downs. Such estimates are inherently imprecise and actual results could differ significantly from such estimates.

Recently Issued Accounting Standards

ASU No. 2013-02

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. ASU 2013-02 implements the previously deferred requirement to disclose reclassification adjustments into and out of accumulated other comprehensive income in either a note or on the face of the financial statements. ASU 2013-02 was effective for the first interim or annual period beginning after December 15, 2012, and was applied prospectively. As the Company does not currently have a balance of accumulated other comprehensive income, the adoption of ASU 2013-02 did not have a material impact on the Company’s consolidated financial statements.

Cash and Cash Equivalents

Cash and cash equivalents include funds on deposit with financial institutions.

Restricted Cash

Restricted cash includes contingency reserves required pursuant to the Company’s charter and escrow deposits for property taxes to be paid on certain Company real estate properties.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

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

Loans and Allowance for Loan Losses

Loans are stated at the principal amount outstanding. The Company’s portfolio consists primarily of real estate loans generally collateralized by first, second and third deeds of trust.  Interest income on loans is accrued by the simple interest method. Loans are generally placed on nonaccrual status when the borrowers are past due greater than ninety days or when full payment of principal and interest is not expected.  When a loan is classified as nonaccrual, interest accruals discontinue and all past due interest remains accrued until the loan becomes current, is paid off or is foreclosed upon. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest. Cash receipts on nonaccrual loans are used to reduce any outstanding accrued interest, and then are recorded as interest income, except when such payments are specifically designated as principal reduction or when management does not believe the Company’s investment in the loan is fully recoverable. The Company does not incur origination costs and does not earn or collect origination fees from borrowers as OFG is entitled to all such fees (see Note 11).

Loans and the related accrued interest and advances are analyzed by management on a periodic basis for ultimate recovery. The allowance for loan losses is an estimate of probable credit losses inherent in the Company’s loan portfolio that have been incurred as of the balance-sheet date.  The allowance is established through a provision for loan losses which is charged to expense.  Additions to the allowance are expected to maintain the adequacy of the total allowance after credit losses and loan growth.  Credit exposures determined to be uncollectible are charged against the allowance.  Cash received on previously charged off amounts is recorded as a recovery to the allowance.  The overall allowance consists of two primary components, specific reserves related to impaired loans that are individually evaluated for impairment and general reserves for inherent losses related to loans that are not considered impaired and are collectively evaluated for impairment.

Regardless of the loan type, a loan is considered impaired when, based on current information and events, management believes it is probable that the Company will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the original agreement or when the monthly payments are delinquent for more than 90 days on a loan.  All loans determined to be impaired are individually evaluated for impairment.  When a loan is impaired, management estimates impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, it may measure impairment based on a loan's observable market price, or the fair value of the collateral if the loan is collateral dependent.  A loan is collateral dependent if the repayment of the loan is expected to be provided solely by the underlying collateral. These valuations are generally updated during the fourth quarter but may be updated during interim periods if deemed appropriate by management.

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

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

The determination of the general reserve for loans that are not considered impaired and are collectively evaluated for impairment is based on estimates made by management, to include, but not limited to, consideration of historical losses by portfolio segment, internal asset classifications, and qualitative factors to include economic trends in the Company’s service areas, industry experience and trends, geographic concentrations, estimated collateral values, the Company’s underwriting policies, the character of the loan portfolio, and probable incurred losses inherent in the portfolio taken as a whole.

The Company maintains a separate allowance for each portfolio segment (loan type).  These portfolio segments include commercial real estate, residential real estate and land loans.   The allowance for loan losses attributable to each portfolio segment, which includes both impaired loans that are individually evaluated for impairment and loans that are not considered impaired and are collectively evaluated for impairment, is combined to determine the Company’s overall allowance, which is included on the consolidated balance sheet. The reserve for loans that are not impaired consists of reserve factors that are based on management’s assessment of the following for each portfolio segment: (1) inherent credit risk, (2) historical losses, and (3) other qualitative factors.  These reserve factors are inherently subjective and are driven by the repayment risk associated with each portfolio segment described below.

Commercial and Residential Real Estate Loans – Adverse economic developments or an overbuilt market impact commercial and residential real estate projects and may result in troubled loans.  Trends in vacancy rates of properties impact the credit quality of these loans.  High vacancy rates reduce operating revenues and the ability for properties to produce sufficient cash flow to service debt obligations.

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

Other Assets

Other assets primarily include capitalized lease commissions and loan costs, prepaid expenses, deposits and inventory.  Amortization of lease commissions is provided on the straight-line method over the lives of the related leases. Amortization of loan costs in 720 University, LLC is provided on the straight-line method through the maturity date of the related debt.

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

Real Estate Held for Sale

Real estate held for sale includes real estate acquired in full or partial settlement of loan obligations generally through foreclosure that is being marketed for sale. Real estate held for sale is recorded at acquisition at the property’s estimated fair value less estimated costs to sell. Any excess of the recorded investment in the loan over the net realizable value is charged against the allowance for loan losses. Any excess of the net realizable value over the recorded investment in the loan is credited first to the allowance for loan losses as a recovery to the extent charge-offs had been recorded previously, and then to earnings as gain on foreclosure of loan.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

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

Real Estate Held for Investment

Real estate held for investment includes real estate acquired in full or partial settlement of loan obligations generally through foreclosure that is not being marketed for sale and is either being operated, such as rental properties; is being managed through the development process, including obtaining appropriate and necessary entitlements, permits and construction; or are idle properties awaiting more favorable market conditions or properties the Company cannot sell without jeopardizing REIT status. Real estate held for investment is recorded at acquisition at the property’s estimated fair value, less estimated costs to sell.

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

Environmental Remediation Liability

Liabilities related to future environmental remediation costs are recorded when remediation or monitoring or both are probable and the costs can be reasonably estimated. The Company’s environmental remediation liability related to the property located in Santa Clara, California (held within 1850 De La Cruz, LLC – see Note 4) was recorded based on a third party consultant’s estimate of the costs required to remediate and monitor the contamination.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

Earnings per Share

The Company calculates basic earnings (loss) per share by dividing net income (loss) allocable to common stockholders for the period by the weighted-average shares of common stock outstanding for that period. Diluted earnings (loss) per share takes into effect any dilutive instruments, unless if when doing so such effect would be anti-dilutive. At the present time, the Company has not issued any restricted stock or restricted stock units.

Income Taxes

The Company has elected to be taxed as a REIT. As a result of the Company’s expected REIT qualification and its distribution policy, the Company does not generally expect to pay U.S. federal corporate level income taxes. Many of the REIT requirements, however, are highly technical and complex. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that the Company distribute annually at least 90% of the Company’s REIT taxable income to the Company’s stockholders. If the Company has previously qualified as a REIT and fails to qualify as a REIT in any subsequent taxable year and does not qualify for certain statutory relief provisions, the Company will be subject to U.S. federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may be precluded from qualifying as a REIT for the Company’s four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain U.S. federal, state, local and foreign taxes on the Company’s income and property and to U.S. federal income and excise taxes on the Company’s undistributed REIT taxable income.

The Company has elected or may elect to treat certain of its existing or newly created corporate subsidiaries as taxable REIT subsidiaries (each a “TRS”). In general, a TRS of a REIT may hold assets that the REIT cannot hold directly and, subject to certain exceptions related to hotels and healthcare properties, may engage in any real estate or non-real estate related business. A TRS is treated as a regular corporation and is subject to federal, state, local and foreign taxes on its income and property. Lone Star Golf, Inc. is treated as a TRS of the Company.

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

As of December 31, 2013 and 2012, the Company has not recorded a reserve for any uncertain income tax positions. There has been no interest or penalties incurred to date.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES

The following tables show the changes in the allowance for loan losses and loans by portfolio segment for the years ended December 31, 2013 and 2012 and the allocation of the allowance for loan losses and loans as of December 31, 2013 and 2012 by portfolio segment and by impairment methodology:

	Commercial	Residential	Land
2013				Total

Allowance for loan losses:
Beginning balance	$1,493,585	$4,401,448	$18,522,864	$24,417,897
Charge-offs	—	—	(11,856,697)	(11,856,697)
(Reversal) Provision	(560,934)	(603,245)	(6,657,933)	(7,822,112)
Ending balance	$932,651	$3,798,203	$8,234	$4,739,088

Ending balance: individually evaluated for impairment	$537,743	$3,087,345	$—	$3,625,088

Ending balance: collectively evaluated for impairment	$394,908	$710,858	$8,234	$1,114,000

Ending balance	$932,651	$3,798,203	$8,234	$4,739,088

Loans:
Ending balance	$26,158,878	$27,461,913	$5,175,502	$58,796,293

Ending balance: individually evaluated for impairment	$16,566,878	$10,195,725	$4,975,502	$31,738,105

Ending balance: collectively evaluated for impairment	$9,592,000	$17,266,188	$200,000	$27,058,188

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

	Commercial	Residential	Land
2012				Total

Allowance for loan losses:
Beginning balance	$2,951,543	$3,855,281	$17,735,073	$24,541,897
Charge-offs	—	—	—	—
(Reversal) Provision	(1,457,958)	546,167	787,791	(124,000)
Ending balance	$1,493,585	$4,401,448	$18,522,864	$24,417,897

Ending balance: individually evaluated for impairment	$446,904	$3,644,129	$18,522,864	$22,613,897

Ending balance: collectively evaluated for impairment	$1,046,681	$757,319	$—	$1,804,000

Ending balance	$1,493,585	$4,401,448	$18,522,864	$24,417,897

Loans:
Ending balance	$21,884,292	$19,199,631	$29,178,339	$70,262,262

Ending balance: individually evaluated for impairment	$9,694,292	$10,379,631	$29,178,339	$49,252,262

Ending balance: collectively evaluated for impairment	$12,190,000	$8,820,000	$—	$21,010,000

The following tables show an aging analysis of the loan portfolio by the time monthly payments are past due at December 31, 2013 and 2012:

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due
				Total Past Due Loans	Current Loans	Total Loans
December 31, 2013

Commercial	$—	$690,000	$5,100,699	$5,790,699	$20,368,179	$26,158,878
Residential	—	—	10,195,725	10,195,725	17,266,188	27,461,913
Land	—	—	4,975,502	4,975,502	200,000	5,175,502
	$—	$690,000	$20,271,926	$20,961,926	$37,834,367	$58,796,293

All of the loans that are 90 or more days past due as listed above were on non-accrual status as of December 31, 2013, in addition to two loans totaling $11,466,179 that are considered impaired as they were restructured during 2013 for a total of $31,738,105 (see below under “Troubled Debt Restructurings”).

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due
				Total Past Due Loans	Current Loans	Total Loans
December 31, 2012

Commercial	$—	$—	$9,694,292	$9,694,292	$12,190,000	$21,884,292
Residential	—	—	10,379,631	10,379,631	8,820,000	19,199,631
Land	—	—	29,178,339	29,178,339	—	29,178,339
	$—	$—	$49,252,262	$49,252,262	$21,010,000	$70,262,262

All of the loans that are 90 or more days past due as listed above were on non-accrual status as of December 31, 2012.

The following tables show information related to impaired loans as of and for the years ended December 31, 2013 and 2012:

	As of December 31, 2013			Year Ended December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$16,212,899	$15,488,126	$—	$10,880,512	$704,623
Residential	2,734,228	2,660,725	—	2,841,401	134,702
Land	5,017,839	4,975,502	—	4,984,885	259,281

With an allowance recorded:
Commercial	1,079,699	1,078,752	537,743	1,079,699	21,000
Residential	7,983,345	7,535,000	3,087,345	7,983,342	198,100
Land	—	—	—	8,761,503	—

Total:
Commercial	$17,292,598	$16,566,878	$537,743	$11,960,212	$725,623
Residential	$10,717,573	$10,195,725	$3,087,345	$10,824,743	$332,802
Land	$5,017,839	$4,975,502	$—	$13,746,388	$259,281

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

	As of December 31, 2012			Year Ended December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$9,176,218	$8,615,540	$—	$10,653,120	$484,769
Residential	2,890,037	2,844,631	—	2,929,735	172,944
Land	4,976,929	4,975,503	—	5,409,605	339,828

With an allowance recorded:
Commercial	1,079,699	1,078,752	446,904	1,079,207	26,969
Residential	7,983,329	7,535,000	3,644,129	7,983,285	240,952
Land	24,707,709	24,202,836	18,522,864	24,616,610	—

Total:
Commercial	$10,255,917	$9,694,292	$446,904	$11,732,327	$511,738
Residential	$10,873,366	$10,379,631	$3,644,129	$10,913,020	$413,896
Land	$29,684,638	$29,178,339	$18,522,864	$30,026,215	$339,828

The recorded investment balances presented in the above tables include amounts advanced in addition to principal on impaired loans (such as property taxes, insurance and legal charges) that are reimbursable by borrowers and are included in interest and other receivables in the accompanying consolidated balance sheets. Interest income recognized on a cash basis for impaired loans approximates the interest income recognized as reflected in the tables above.

Troubled Debt Restructurings

The Company had allocated approximately $3,625,000 and $4,091,000 of specific reserves on loans totaling $25,781,000 and $15,701,000  (recorded investments before reserves) to borrowers whose loan terms had been modified in troubled debt restructurings as of December 31, 2013 and 2012, respectively.  The Company has not committed to lend additional amounts to any of these borrowers, other than discussed below.

During the year ended December 31, 2013, the terms of two loans were modified as troubled debt restructurings. One loan was modified to combine all principal, delinquent interest and advances into principal and provide for amortizing payments at a reduced interest rate over an extended maturity of 15 years. The borrower is now delinquent in making payments on this modified loan. Another impaired loan was rewritten by the Company during the year whereby the Company repaid the unrelated first deed of trust on the subject property of approximately $5,899,000 and refinanced its second deed of trust by combining them into one first deed of trust in the amount of $9,625,000 with interest at 10% per annum due in five years. As part of the modification, approximately $659,000 of past due interest on the Company’s original note was paid from the proceeds of the rewritten loan, which was recorded as a discount against the principal balance of the new loan because the loan was impaired (net principal balance of $8,966,000). In addition, the Company loaned the borrower an additional $2,500,000 to fund certain improvements to the property (aggregate principal balance of $11,466,000). Management believes that no specific loan loss allowance is needed on either of these modified loans given the estimated underlying collateral values.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

During the year ended December 31, 2012, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: an extension of the maturity date for a period of 20 months and a reduction of the stated interest rate of the loan or a reduction in the monthly interest payments due under the loan with all deferred interest due at the extended maturity date (ranging from 12 to 20 months).

The following tables show information related to loan modifications made by the Company during the years ended December 31, 2013 and 2012:

	Modifications During the Year Ended December 31, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Troubled Debt Restructurings That Occurred During the Year
Commercial	1	$2,638,530	$8,966,179
Residential	1	272,028	272,028

Troubled Debt Restructurings That Subsequently Defaulted During the Year	Number of Contracts	Recorded Investment
Residential	1	$272,028

	Modifications During the Year Ended December 31, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Troubled Debt Restructurings That Occurred During the Year
Commercial	1	$655,485	$655,485
Residential	1	4,339,200	4,339,200
Land	2	5,367,180	5,367,180

Troubled Debt Restructurings That Subsequently Defaulted During the Year	Number of Contracts	Recorded Investment
Commercial	1	$632,795

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

NOTE 4 – INVESTMENT IN LIMITED LIABILITY COMPANY

During 2008, the Company entered into an Operating Agreement of 1850 De La Cruz LLC, a California limited liability company (“1850”), with Nanook Ventures LLC (“Nanook”), an unrelated party.  The purpose of the joint venture is to acquire, own and operate certain industrial land and buildings located in Santa Clara, California that were owned by the Company. The property was subject to a Purchase and Sale Agreement dated July 24, 2007 (the “Sale Agreement”), as amended, between the Company, as seller, and Nanook, as buyer.  During the course of due diligence under the Sale Agreement, it was discovered that the property is contaminated and that remediation and monitoring may be required.  The parties agreed to enter into the Operating Agreement to restructure the arrangement as a joint venture.  At the time of closing in July 2008, the two properties were separately contributed to two new limited liability companies, Nanook Ventures One LLC and Nanook Ventures Two LLC, which are wholly owned by 1850. The Company and Nanook are the Members of 1850 and NV Manager, LLC is the Manager. (See Note 14 for further discussion of the Company’s environmental remediation obligation with respect to the properties owned by 1850.)

During the years ended December 31, 2013 and 2012, the Company received capital distributions from 1850 in the total amount of $160,000 and $154,000, respectively. The net income to the Company from its investment in 1850 De La Cruz was approximately $161,000 and $156,000 for the years ended December 31, 2013 and 2012, respectively.

NOTE 5 - REAL ESTATE HELD FOR SALE

Real estate properties held for sale as of December 31, 2013 and 2012 consists properties acquired through foreclosure classified by property type as follows:

	December 31, 2013	December 31, 2012
Residential	$93,647	$42,458,402
Land	3,427,200	7,752,836
Retail	—	5,553,856
Golf course	1,961,284	—
Marina	408,000	408,000
	$5,890,131	$56,173,094

During the year ended December 31, 2013, the Company transferred three properties (one land, one retail and one residential) from “Held for sale” to “Held for investment” because the properties are no longer listed for sale and sales are not likely within the next year. In addition, during the year ended December 31, 2013, the Company transferred three properties (two land and one golf course) from “Held for investment” to “Held for sale” as the properties are now listed for sale and sales are expected within the next year.

2013 Sales Activity

During the year ended December 31, 2013, the Company sold 45 residential and 2 commercial units located in Oakland, California and held within 1401 on Jackson, LLC via a land sales contract for $11,000,000 ($1,000,000 down with interest only payments at 4.5% interest due monthly with all remaining principal and interest due in one year), resulting in a gain to the Company of approximately $207,000 and deferred gain of approximately $2,073,000. During the fourth quarter of 2013, the buyer/borrower repaid approximately $1,554,000 of the $10,000,000 carryback loan and the obligation was converted to a deed of trust, which resulted in the recognition of additional gain of $233,000 (net of additional closing costs of approximately $89,000).

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

During the year ended December 31, 2013, the Company sold a retail complex located in Hilo, Hawaii for $1,950,000 with a $250,000 cash down payment and a $1,700,000 carryback note due in three years with monthly payments of interest only at a starting rate of 5% per annum. The note called for principal pay downs of $125,000 each within 30 and 60 days of issuance of the title policy on the property, both of which were paid by the borrower during the third quarter of 2013. The sale resulted in a gain to the Company of approximately $36,000 and deferred gain of approximately $246,000. An additional gain on sale of approximately $36,000 was recorded by the Company during the third quarter as a result of the principal pay downs.

During the year ended December 31, 2013, the Company sold ten lots (one including a manufactured home) in the manufactured home subdivision development located in Ione, California for aggregate net sales proceeds of approximately $106,000 resulting in an aggregate net gain to the Company of approximately $28,000.

During the year ended December 31, 2013, the Company sold the remaining parcel of land held within Dation, LLC for $300,000 with a $100,000 down payment and a $200,000 carryback note with interest only payments at 6% per annum due in one year. The sale resulted in a gain to the Company of approximately $13,000 and deferred gain of approximately $25,000.

1875 West Mission Blvd., LLC

1875 West Mission Blvd., LLC (“1875”) is a California limited liability company formed for the purpose of owning 22.41 acres of industrial land located in Pomona, California which was acquired by the Company and PNL Company (who were co-lenders in the subject loan) via foreclosure in August 2011. Pursuant to the Operating Agreement, the Company had a 60% membership interest in 1875 and was entitled to collect approximately $5,078,000 upon the sale of the property after PNL collects any unreimbursed LLC expenses it had paid and $1,019,000 in its default interest at the time of foreclosure. The assets, liabilities, income and expenses of 1875 have been consolidated into the accompanying consolidated balance sheets and statements of operations of the Company. The land was sold during the year ended December 31, 2013 for net sales proceeds of approximately $9,489,000 resulting in gain on sale of $2,174,000. As the Company received its basis in 1875 of $5,078,000 upon sale, after non-controlling interest expense to PNL, there was no net gain or loss to the Company. The non-controlling interest of PNL totaled approximately $(4,000) and $2,001,000 as of December 31, 2013 and 2012, respectively.

There was no net income or loss to the Company from 1875 for the years ended December 31, 2013 and 2012.

2012 Sales Activity

During the year ended December 31, 2012, the Company sold one lot and one manufactured home located in Ione, California for aggregate net sales proceeds of approximately $66,000 resulting in a net gain to the Company of approximately $1,000.

During the year ended December 31, 2012, all of the improved lots and manufactured rental homes owned by Dation, LLC (“Dation”) were sold for $1,650,000 (comprised of cash of $330,000 and a note from the buyer of $1,320,000) resulting in no gain or loss to the Company. In addition, during the year ended December 31, 2012, the Company paid its joint venture partner a portion of its accrued management fees owed of approximately $147,000 in the form of $50,000 cash and two model homes with a book value of $97,000 as part of a settlement agreement to remove the joint venture partner as a member of Dation. The $1,320,000 note receivable from the sale was then assigned to the Company. The remaining model home was also sold during 2012 for cash of $25,000, resulting in a loss of approximately $12,000.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

During the year ended December 31, 2012, the Company sold the industrial building located in Chico, California for net sales proceeds of approximately $8,514,000 resulting in a gain to the Company of approximately $1,863,000.

During the year ended December 31, 2012, the Company sold the nineteen condominium units located in San Diego, California held within 33rd Street Terrace, LLC for net sales proceeds of approximately $2,181,000 resulting in a gain to the Company of approximately $555,000.

During the year ended December 31, 2012, the Company sold the eight townhomes located in Santa Barbara, California held within Anacapa Villas, LLC for net sales proceeds of approximately $2,177,000 and a note carried back of $7,500,000 resulting in a gain to the Company of approximately $442,000 and a deferred gain of approximately $1,327,000.

During the year ended December 31, 2012, the Company sold the apartment complex located in Ripon, California held within 550 Sandy Lane, LLC for net sales proceeds of approximately $4,979,000 resulting in a gain to the Company of approximately $835,000.

During the year ended December 31, 2012, the Company sold the golf course located in Auburn, California (including all parcels of land except one of approximately 25 acres) held within DarkHorse for net sales proceeds of approximately $1,513,000 resulting in a loss to the Company of approximately $378,000. The net sales proceeds were not received from the title company until the first business day of January 2013. Thus, they were recorded as a receivable as of December 31, 2012 in the accompanying consolidated balance sheets.

During the year ended December 31, 2012, the Company recorded the following impairment losses on real estate held for sale based on updated appraisals obtained:

Year Ended December 31, 2012

Manufactured home subdivision development, Ione, California	$100,830
Golf course, Auburn, California (held within DarkHorse Golf Club, LLC)	328,240
Marina with 30 boat slips and 11 RV spaces, Oakley, California (held within The Last Resort and Marina, LLC)	24,000
$453,070

2013 Foreclosure Activity

There was no foreclosure activity during 2013.

2012 Foreclosure Activity

During the year ended December 31, 2012, the Company foreclosed on a loan secured by an office/retail complex located in Hilo, Hawaii in the amount of $2,000,000 and obtained the property via the trustee’s sale.  In addition, accrued interest and advances made on the loan or incurred as part of the foreclosure (such as legal fees and delinquent property taxes) in the total amount of $306,896 were capitalized to the basis of the property. The Company also had a deferred gain in the amount of approximately $644,000 from the original sale of the property in 2010 that was netted with the basis of the loan at the time of foreclosure. The property was sold during 2013.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

NOTE 6 - REAL ESTATE HELD FOR INVESTMENT

Real estate held for investment as of December 31, 2013 and 2012 consists of properties acquired through foreclosure classified by property type as follows:
	December 31, 2013	December 31, 2012
Land (including land under development)	$46,873,135	$24,766,280
Residential	47,037,370	14,547,406
Retail	15,588,452	11,974,751
Office	9,348,331	9,657,815
Industrial	4,605,910	4,656,936
Storage	3,943,780	4,037,575
Marina	2,028,855	—
Golf course	—	1,959,492
	$129,425,833	$71,600,255

The balances of land and the major classes of depreciable property for real estate held for investment as of December 31, 2013 and 2012 are as follows:

	2013	2012
Land and land improvements	$73,591,953	$37,381,547
Buildings and improvements	65,433,599	40,736,868
	139,025,552	78,118,415
Less: Accumulated depreciation and amortization	(9,599,719)	(6,518,160)
	$129,425,833	$71,600,255

It is the Company’s intent to sell the majority of its real estate properties held for investment, but expected sales are not probable to occur within the next year.

Depreciation expense was approximately $2,387,000 and $2,060,000 for the years ended December 31, 2013 and 2012, respectively.

For purposes of assessing potential impairment of value during 2013 and 2012, the Company obtained updated appraisals or other valuation support for certain of its real estate properties held for investment. This resulted in the Company recording impairment losses as follows:

	2013	2012
75 improved, residential lots, Auburn, California (held within Baldwin Ranch Subdivision, LLC)	$—	$31,156
Undeveloped industrial land, San Jose, California	—	86,400
Two improved residential lots, West Sacramento, California	13,440	51,840
Undeveloped, residential land, Coolidge, Arizona	—	38,400
6 improved residential lots, Coeur D’Alene, Idaho	652,800	372,400
Unimproved residential and commercial land, Gypsum, Colorado	—	3,840,000
	$666,240	$4,420,196

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

2013 Sales Activity

During the year ended December 31, 2013, the Company sold one unit in the office condominium complex located in Roseville, California that is held for investment for net sales proceeds of approximately $409,000 resulting in a net gain to the Company of approximately $216,000.

2012 Sales Activity

There were no sales during 2012.

2013 Foreclosure Activity

During the year ended December 31, 2013, Brannan Island, LLC (wholly owned by the Company) foreclosed on two loans secured by a marina with 179 boat slips located in Isleton, California with an aggregate principal balance of $1,863,000 and obtained the property via the trustee’s sale. In addition, advances made on the loans or incurred as part of the foreclosures (such as legal fees and delinquent property taxes) in the total amount of approximately $140,000 were capitalized to the basis of the property. The amount capitalized at the time of foreclosure approximated the net fair market value of the property.  The property has been classified as held for investment as a sale is not expected within one year.

During the year ended December 31, 2013, Tahoe Stateline Venture, LLC (“TSV”) (wholly owned by the Company) foreclosed on a loan secured by two undeveloped parcels of land located in South Lake Tahoe, California that were purchased at a discount during the same period with a principal balance of approximately $1,401,000 and obtained the property via the trustee’s sale. In addition, advances made on the loan or incurred as part of the foreclosure (including delinquent property taxes) in the total amount of approximately $335,000 were capitalized to the basis of the property. The fair market value of the land acquired was estimated to be higher than TSV’s basis in the subject loan, and, thus, a gain on foreclosure in the amount of approximately $952,000 was recorded. The property has been classified as held for investment along with several other parcels acquired by TSV during 2012 and 2013 as a sale is not expected within one year. See below under “Tahoe Stateline Venture, LLC”.

During the year ended December 31, 2013, TSV also foreclosed on three loans secured by first, second and third deeds of trust secured by ten undeveloped parcels of land located in South Lake Tahoe, California with principal balances totaling approximately $22,923,000 (total investment of $25,109,000 including advances made on the loans) and obtained the property via the trustee’s sale. Based on an appraisal dated June 30, 2013, it was determined that the fair value of the property was higher than the Company’s total investment in the loans (including a previously established loan loss allowance of $18,333,000), and a reversal to the provision for loan losses of approximately $6,476,000 was recorded at the time of foreclosure (for a net charge-off of $11,857,000). The property has been classified as held for investment along with several other parcels acquired by TSV during 2012 and 2013 as a sale is not expected within one year. See below under “Tahoe Stateline Venture, LLC”.

2012 Foreclosure Activity

There was no foreclosure activity during 2012.

720 University, LLC

The Company has an investment in a limited liability company, 720 University, LLC (720 University), which owns a commercial retail property located in Greeley, Colorado. The Company receives 65% of the profits and losses in 720 University after priority return on partner contributions is allocated at the rate of 10% per annum. The assets, liabilities, income and expenses of 720 University have been consolidated into the accompanying consolidated balance sheets and statements of operations of the Company.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

The net income to the Company from 720 University was approximately $203,000 and $275,000 (including depreciation and amortization totaling approximately $433,000 and $441,000) during the years ended December 31, 2013 and 2012, respectively. The non-controlling interest of the joint venture partner of approximately $(15,000) and $(7,000) as of December 31, 2013 and 2012, respectively, is reported in the accompanying consolidated balance sheets. The book value of 720 University’s real property was approximately $11,697,000 and $11,975,000 as of December 31, 2013 and 2012, respectively.

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

In March 2012, the Company made a priority capital contribution to TOTB in the amount of $7,200,000. TOTB then purchased PRC’s member interest in TOTB for $7,200,000. Thus, the remaining members in TOTB are now the Company and OFG.  On the same date, the Company and OFG executed an amendment to the TOTB operating agreement to set the percentage of capital held by each at 80.74% for the Company and 19.26% for OFG based on the dollar amount of capital invested in TOTB (excluding Preferred Class A Units discussed below). Income and loss allocations have been made based on these percentages after a 15% preferred return to the Company based on its $2,583,000 contribution to TOTB in 2011 (Preferred Class A Units). The change in capital as a result of the PRC buyout and the amended agreement resulted in an increase to the Company’s capital of approximately $2,760,000, in addition to the $7,200,000 paid to acquire PRC’s interest. The preferred capital of $2,583,000 was returned to the Company as of December 31, 2013 with excess cash held by TOTB and capital contributions of approximately $1,520,000 and $363,000 made by the Company and OFG, respectively. The assets, liabilities, income and expenses of TOTB have been consolidated into the accompanying consolidated balance sheets and statements of operations of the Company. The non-controlling interest of OFG totaled approximately $6,372,000 and $6,055,000 as of December 31, 2013 and 2012, respectively.

The net income (loss) to the Company from TOTB was approximately $201,000 and $(3,000) (including depreciation of $897,000 and $299,000, respectively) for the year ended December 31, 2013 and 2012, respectively.

In June 2013, the properties were moved from “Held for sale” to “Held for investment” as they were no longer being marketed and sales were not expected within the next year. The Company is currently pursuing renovations to the vacant building so that this property can be leased or sold in the future and is also attempting to secure financing for the proposed project.

Tahoe Stateline Venture, LLC

The Company had made a series of loans with aggregate principal balances totaling approximately $24,203,000 originally secured by first, second and third deeds of trust on 29 parcels of land with entitlements for a 502,267 square foot resort development located in South Lake Tahoe, California known as Chateau at Lake Tahoe, or the Project. Through multiple foreclosures, 16 of the parcels within the development were acquired by lenders who held senior positions to the Company. In December 2012, the Company acquired seven of those parcels for $6,600,000, from the foreclosing lenders, that are contiguous to parcels securing the Company’s loans. The parcel purchases were made through a new wholly-owned subsidiary of the Company, Tahoe Stateline Venture, LLC (“TSV”). TSV paid approximately $5,697,000 in cash for the parcel purchases, including approximately $81,000 in closing costs and $2,316,000 held by the title company to pay delinquent property taxes on the parcels until property reassessments were completed ($1,691,000 in

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

delinquent property taxes paid and $625,000 in excess funds remitted back to TSV in February 2013). The sellers of the parcels also provided financing for the balance of the purchase prices which total $3,300,000 at 5% interest with interest only, semi-annual payments and principal due in December 2016. While these parcels were originally part of the security for the Company’s loans, management had chosen not to advance the funds to acquire the parcels at the foreclosure sales in 2010 and 2011 due to the uncertainty surrounding the Project.

In addition to the seven parcels purchased in 2012, in February 2013, TSV acquired the senior note for $1,400,000 secured by two adjacent parcels on which it held junior loans. In March 2013, TSV acquired these two parcels via a trustee sale.

In February 2013, the Company’s beneficial interest in the delinquent loans discussed above was transferred to TSV. In May 2013, TSV foreclosed on all of the remaining deeds of trust secured by ten parcels (not including one parcel where it held a third deed of trust - see below) and gained ownership of the related land.

In July 2013, TSV advanced $660,000 to obtain a release of a second deed of trust that was senior to TSV’s loan on a single parcel of land located on South Lake Tahoe Blvd. and adjacent to the parcels TSV acquired in the May 2013 foreclosure. In July 2013, TSV foreclosed on this parcel, subject to the existing first loan with a principal balance of $1,000,000 plus accrued interest. In October 2013, the holders of this security agreed to restructure the note by waving the accrued interest in exchange for a $300,000 principal pay down. The new note in the amount of $700,000 is due on August 1, 2017 and requires interest only payments on a quarterly basis at an interest rate of 5%. The holders on this note also agreed to release from their security another parcel of land that TSV had acquired in the May 2013 foreclosure.

After the final trustee’s sale, TSV owned a total of 20 parcels (now 16 after consolidation of certain parcels covering the same land area) which includes all of the parcels necessary to complete the first phase of the Project and which includes eight of nine parcels fronting U.S. Highway 50 or South Lake Tahoe Blvd. Management made the decision to purchase these parcels and notes in order to protect the Company’s existing investment in the loans by securing controlling ownership of the first phase of the Project.  With this control, TSV secured the building permits to construct the first phase of the project consisting of 30,507 square feet of retail space and began construction during 2013. The Company signed a construction contract for the first phase of the Project in the amount of $16,702,000 (including change orders to date). TSV has capitalized approximately $10,214,000 in design, engineering, construction and other related development costs (including legal, consulting, property taxes and interest) as of December 31, 2013.

In February 2014, TSV entered into a Purchase and Sale Agreement to purchase nine additional parcels of land (and certain related assets) that constitute the balance of parcels in the second phase of the Project and that border the other parcels owned by TSV for $6,000,000 in cash.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

The approximate net income (loss) from Company real estate properties held within wholly-owned limited liability companies and corporation and other investment properties with significant operating results (including gains/losses from sales) for the years ended December 31, 2013 and 2012 were as follows:
	2013	2012
Anacapa Villas, LLC (sold in 2012)	$(4,000)	$527,000
Dation, LLC (sold in 2012 and 2013)	7,000	2,000
DarkHorse Golf Club, LLC (golf course sold in 2012)	(166,000)	(690,000)
Lone Star Golf, Inc.	(99,000)	(160,000)
Baldwin Ranch Subdivision, LLC	(92,000)	(100,000)
The Last Resort and Marina, LLC	(22,000)	(20,000)
33rd Street Terrace, LLC (sold in 2012)	5,000	645,000
54th Street Condos, LLC	(43,000)	(356,000)
Wolfe Central, LLC	397,000	397,000
AMFU, LLC	65,000	18,000
Phillips Road, LLC	108,000	89,000
550 Sandy Lane, LLC (sold in 2012)	2,000	1,024,000
1401 on Jackson, LLC (sold in 2013)	487,000	55,000
Broadway & Commerce, LLC	47,000	88,000
Brannan Island, LLC (foreclosed in 2013)	(55,000)	—
Light industrial building, Paso Robles, California	146,000	185,000
Undeveloped industrial land, San Jose, California	(114,000)	(129,000)
Office condominium complex, Roseville, California (one unit sold in 2013)	128,000	(46,000)
Storage facility/business, Stockton, California	292,000	291,000
Industrial building, Chico, California (sold in 2012)	1,000	1,694,000
Undeveloped land, Gypsum, Colorado	(156,000)	(342,000)

NOTE 7 - NOTES PAYABLE

The Company has a note payable with a bank through its investment in 720 University (see Note 6), which is secured by the retail development located in Greeley, Colorado. The remaining principal balance on the note was approximately $9,918,000 and $10,085,000 as of December 31, 2013 and 2012, respectively. The note required monthly interest-only payments until March 1, 2010 at a fixed rate of 5.07% per annum. Commencing April 1, 2010, the note became amortizing and monthly payments of $56,816 are now required, with the balance of unpaid principal due on March 1, 2015. Interest expense for the years ended December 31, 2013 and 2012 was approximately $514,000 and $524,000, respectively.

The Company also has three and two notes payable in the aggregate amount of $4,000,000 and $3,300,000 as of December 31, 2013 and 2012, respectively,  related to the foreclosure or purchase of nine parcels by TSV in 2013 and 2012 (see Note 6). Two of the notes with principal balances totaling $3,300,000 at December 31, 2013 require semi-annual interest-only payments of 5% per annum and are due in December 2016 and one note with a principal balance of $700,000 at December 31, 2013 requires quarterly interest-only payments of 5% per annum and is due in August 2017. The Company paid approximately $164,000 of interest on two of the notes during the year ended December 31, 2013. As of December 31, 2013 and 2012, there was approximately $21,000 and $12,000, respectively, in accrued but unpaid interest on these notes. All interest paid/accrued has been capitalized to the basis of the land now under development.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

The following table shows maturities by year on the Company’s notes payable as of December 31, 2013:

Year ending December 31:
2014	$176,122
2015	9,741,463
2016	3,300,000
2017	700,000
$13,917,585

NOTE 8 – STOCKHOLDERS’ EQUITY

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

On August 9, 2013, the Board of Directors authorized a Rule 10b5-1 stock repurchase plan (the “Repurchase Plan”) under which the Company may buy up to the lesser of $7 million of its common stock or five percent of the shares of common stock outstanding as of that date. Under the Repurchase Plan, repurchases will be funded from available working capital, and the repurchased shares will return to the status of authorized but unissued shares of common stock. A Rule 10b5-1 plan permits the Company to repurchase shares at times when it might otherwise be prevented from doing so. The Repurchase Plan provides for stock repurchases to commence on September 23, 2013, and is subject to certain price, volume and timing constraints specified in the brokerage agreement. There is no guarantee as to the exact number of shares that will be repurchased by the Company. The Repurchase Plan is set to expire on May 19, 2014, although the Company may terminate the Repurchase Plan at any time. As of December 31, 2013, the Company had repurchased 403,910 shares of its common stock for a total cost of approximately $5,024,000 (including commissions) and an average cost of $12.44 per share. The Company repurchased an additional 26,208 shares of its common stock subsequent to December 31, 2013 through March 24, 2014 (settlement date) for a total cost of approximately $325,000 (including commissions).

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

NOTE 9 – RESTRICTED CASH

Contingency Reserves

In accordance with the charter, the Company is required to maintain cash, cash equivalents and marketable securities as contingency reserves in an aggregate amount of 1.50% of Capital as defined in the charter. Although the Manager believes the contingency reserves are adequate, it could become necessary for the Company to sell or otherwise liquidate certain of its investments or other assets to cover such contingencies on terms which might not be favorable to the Company, which could lead to unanticipated losses upon sale of such assets.

The contingency reserves required per the charter as of December 31, 2013 and 2012 were approximately $3,895,000 and $3,948,000 and are reported as restricted cash in the accompanying consolidated balance sheets. Cash and cash equivalents as of the same dates were accordingly maintained as reserves.

Escrow Deposits

Restricted cash includes deposits held in third party escrow accounts to pay property taxes on Company real estate in the amounts of approximately $200,000 and $2,316,000 as of December 31, 2013 and 2012, respectively.

NOTE 10 - INCOME TAXES

The Company operates in such a manner as to qualify as a REIT, under the provisions of the Internal Revenue Code of 1986, as amended (the "Code"); therefore, applicable REIT taxable income is included in the taxable income of its shareholders, to the extent distributed by the Company. To maintain REIT status for federal income tax purposes, the Company is generally required to distribute at least 90% of its REIT taxable income to its shareholders as well as comply with certain other qualification requirements as defined under the Code. As a REIT, the Company is not subject to federal corporate income tax to the extent that it distributes 100% of its REIT taxable income each year. During 2013, the Company distributed 100% of its taxable income to its stockholders.

Taxable income from non-REIT activities managed through the Company's taxable REIT subsidiary (“TRS”) (Lone Star Golf, Inc.) is subject to federal, state and local income taxes. The Company did not record a provision for current income taxes related to its TRS for the year ended December 31, 2013 as it was in a net loss position. Deferred taxes related to temporary differences in book and taxable income as well as net operating losses of the TRS were not significant.

NOTE 11 - TRANSACTIONS WITH AFFILIATES

OFG is entitled to receive from the Company a management fee of up to 2.75% per annum of the average unpaid balance of the Company’s loans at the end of the twelve months in the calendar year for services rendered as Manager of the Company.

All of the Company’s loans are serviced by OFG, in consideration for which OFG receives a monthly fee, which, when added to all other fees paid in connection with the servicing of a particular loan, does not exceed the lesser of the customary, competitive fee in the community where the loan is placed for the provision of such mortgage services on that type of loan or up to 0.25% per annum of the unpaid principal balance of the loans.

OFG, at its sole discretion may, on a monthly basis, adjust the management and servicing fees as long as they do not exceed the allowable limits calculated on an annual basis. Even though the fees for a month may exceed 1/12 of the maximum limits, at the end of the calendar year the sum of the fees collected for each of the 12 months must be equal to or less than the stated limits. Management fees amounted to approximately $1,664,000 and $1,761,000 for the years ended December 31, 2013 and 2012, respectively, and are included in the accompanying consolidated statements of operations. Service fees amounted to approximately $152,000 and $165,000 for the years ended December 31, 2013 and 2012, respectively, and are included in the accompanying consolidated statements of operations. As of December 31, 2013 and 2012, the Company owed management and servicing fees to OFG in the amount of approximately $294,000 and $298,000, respectively.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

The maximum servicing fees were paid to OFG during the years ended December 31, 2013 and 2012. If the maximum management fees had been paid to OFG during the year ended December 31, 2013, the management fees would have been $1,668,000 (increase of $4,000), which would have decreased net income by approximately 0.05%. If the maximum management fees had been paid to OFG during the year ended December 31, 2012, the management fees would have been $1,811,000 (increase of $50,000), which would have increased net loss by approximately 3.0%.

In determining the management fees to pay to OFG, OFG may consider a number of factors, including current market yields, delinquency experience, uninvested cash and real estate activities. OFG expects that the management fees that it receives from the Company will vary in amount and percentage from period to period. However, due to reduced levels of loans held by the Company during the years ended December 31, 2013 and 2012, OFG has chosen to take close to the maximum compensation that it is able to take pursuant to the Management Agreement and will likely continue to take the maximum compensation for the foreseeable future.

Pursuant to the Management Agreement, OFG receives all late payment charges from borrowers on loans owned by the Company, with the exception of those loans participated with outside entities. The amounts paid to or collected by OFG for such charges on Company loans totaled approximately $5,000 and $37,000 for the years ended December 31, 2013 and 2012, respectively. In addition, the Company remits other miscellaneous fees to OFG, which are collected from loan payments, loan payoffs or advances from loan principal (i.e. funding, demand and partial release fees). Such fees remitted to OFG totaled approximately $1,000 and $0 for the years ended December 31, 2013 and 2012, respectively.

OFG originates all loans the Company invests in and receives loan origination fees from borrowers. Such fees earned by OFG amounted to approximately $658,000 and $24,000 on loans originated, rewritten or extended of approximately $18,977,000 and $800,000 for the years ended December 31, 2013 and 2012, respectively. Such fees as a percentage of loans originated, rewritten or extended by the Company were 3.5% and 3.0% for the years ended December 31, 2013 and 2012, respectively. Of such fees, $55,000 is a back end fee and will not be collected by OFG until the subject loan is paid off.

OFG is reimbursed by the Company for the actual cost of goods, services and materials used for or by the Company and obtained from unaffiliated entities and the salary and related salary expense of OFG’s non-management and non-supervisory personnel performing services for the Company which could be performed by independent parties (subject to certain limitations in the Management Agreement). The amounts reimbursed to OFG by the Company were $742,000 and $664,000 during the years ended December 31, 2013 and 2012, respectively.

The Company paid Investor’s Yield, Inc. (a wholly owned subsidiary of OFG) approximately $34,000 in trustee’s fees related to certain foreclosure proceedings on Company loans during the year ended December 31, 2013. No such fees were paid during the year ended December 31, 2012.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

NOTE 12 - RENTAL INCOME

The Company’s real estate properties held for sale and investment are leased to tenants under noncancellable leases with remaining terms ranging from one to thirteen years. Certain of the leases require the tenant to pay all or some operating expenses of the properties. The future minimum rental income from noncancellable operating leases due within the five years subsequent to December 31, 2013, and thereafter is as follows:

Year ending December 31:
2014	$6,059,071
2015	2,350,896
2016	1,951,223
2017	1,440,586
2018	1,089,273
Thereafter (through 2026)	2,660,806
$15,551,855

NOTE 13 - FAIR VALUE

The Company measures its financial and nonfinancial assets and liabilities pursuant to ASC 820 – Fair Value Measurements and Disclosures.  ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.

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
Level 3       Unobservable inputs that are supported by little or no market activity, such as the
Company’s own data or assumptions

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

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

The following is a description of the Company’s valuation methodologies used to measure and disclose the fair values of its financial and nonfinancial assets and liabilities on a recurring and nonrecurring basis.

Impaired Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established.  A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement or when monthly payments are delinquent greater than ninety days. Once a loan is identified as impaired, management measures impairment in accordance with ASC 310-10-35.  The fair value of impaired loans is estimated by either an observable market price (if available), the present value of expected cash flows discounted at the note rate or, as a practical expedient, the fair value of the underlying collateral, if collateral dependent.  The fair value of the loan’s collateral is determined by third party appraisals, broker price opinions, comparable property sales or other indications of value. Those impaired loans not requiring an allowance represent loans for which the fair value of the collateral exceed the recorded investments in such loans. At December 31, 2013 and 2012, the majority of the total impaired loans were evaluated based on the fair value of the collateral by obtaining third party appraisals that valued the collateral primarily by utilizing an income or market approach or some combination of the two.  In accordance with ASC 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser using observable market data, the Company records the impaired loan as nonrecurring Level 2.  When an appraised value is not available, management determines the fair value of the collateral is further impaired below the appraised value or there are significant unobservable inputs included in a current appraisal, the Company records the impaired loan as nonrecurring Level 3. Unobservable market data included in appraisals often includes adjustments to comparable property sales for such items as location, size and quality to estimate fair values using a sales comparison approach.  Unobservable market data also includes cash flow assumptions and capitalization rates used to estimate fair values under an income approach.

Real Estate Held for Sale and Investment

Real estate held for sale and investment includes properties acquired through foreclosure of the related loans. When property is acquired, any excess of the Company’s recorded investment in the loan and accrued interest income over the estimated fair market value of the property, net of estimated selling costs, is charged against the allowance for credit losses. Subsequently, real estate properties held for sale are carried at the lower of carrying value or fair value less costs to sell. The Company periodically compares the carrying value of real estate held for investment to expected future cash flows as determined by internally or third party generated valuations (including third party appraisals that primarily utilize an income or market approach or some combination of the two) for the purpose of assessing the recoverability of the recorded amounts. If the carrying value exceeds future undiscounted cash flows, the assets are reduced to fair value. As fair value is generally based upon the future undiscounted cash flows, the Company records the impairment on real estate properties as nonrecurring Level 3.  Unobservable market data included in appraisals often includes adjustments to comparable property sales for such items as location, size and quality to estimate fair values using a sales comparison approach.  Unobservable market data also includes cash flow assumptions and capitalization rates used to estimate fair values under an income approach.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

The following table presents information about the Company’s assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2013 and 2012:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
2013
Nonrecurring:
Impaired loans:
Commercial	$541,956	—	—	$541,956
Residential	4,896,000	—	—	4,896,000
Total	$5,437,956	—	—	$5,437,956

Real estate properties:
Commercial	$408,000	—	—	$408,000
Land	433,920	—	—	433,920
Total	$841,920	—	—	$841,920

2012
Nonrecurring:
Impaired loans:
Commercial	$632,795	—	—	$632,795
Residential	4,339,200	—	—	4,339,200
Land	6,184,845	—	—	6,184,845
Total	$11,156,840	—	—	$11,156,840

Real estate properties:
Commercial	$2,070,889	—	—	$2,070,889
Residential	8,517,932			8,517,932
Land	15,365,233	—	—	15,365,233
Total	$25,954,054	—	—	$25,954,054

The (reversal) provision for loan losses (net) based on the fair value of loan collateral less estimated selling costs for the impaired loans above totaled approximately $(466,000) and $322,000 during the years ended December 31, 2013 and 2012, respectively. Impairment losses of approximately $666,000 and $4,873,000 were recorded on the real estate properties above during the years ended December 31, 2013 and 2012, respectively.

During the years ended December 31, 2013 and 2012, there were no transfers in or out of Levels 1 and 2.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2013 and 2012:

At December 31, 2013:
Description	Fair Value	Valuation Technique	Significant Unobservable Inputs	Input (Range) [Weighted Average]

Impaired Loans:
Commercial	$541,956	Appraisal	Estimate of Future Improvements	13.6%
			Capitalization Rate	6.5%
			Comparable Sales Adjustment	(-59% to -2.3%)
Residential	$4,896,000	Appraisal	Capitalization Rate	5.5%
			Comparable Sales Adjustment	(-19.1% to 39%)
Real Estate Properties:
Commercial	$408,000	Appraisal	Comparable Sales Adjustment	(-186.2% to -27.1%)
			Capitalization Rate	8.2%
			Estimate of Future Improvements	15.8%
Land	$433,920	Appraisal	Comparable Sales Adjustment	(-33.3% to 35.5%) [7.5%]
			Estimate of Future Improvements	54.1%

At December 31, 2012:
Description	Fair Value	Valuation Technique	Significant Unobservable Inputs	Input (Range) [Weighted Average]

Impaired Loans:
Commercial	$632,795	Appraisal	Estimate of Future Improvements	13.9%
			Discount Rate	9.5%
Residential	$4,339,200	Appraisal	Capitalization Rate	6%
Land	$6,184,845	Appraisal	Comparable Sales Adjustment	(-23% to 33%)
			Discounts on Land improvements	66.7%
Real Estate Properties:
Commercial	$2,070,889	Appraisal	Comparable Sales Adjustment	(-28.5% to 1.5%) [-11.4%]
			Capitalization Rate	8.2%
			Estimate of Future Improvements	17.8%
Residential	$8,517,932	Appraisal	Capitalization Rates	4.5%
			Estimate of Future Improvements	1.6%
Land	$15,365,233	Appraisal	Comparable Sales Adjustment	(-70.3% to 62.7%) [0.5%]
			Discount Rate	25%
			Estimate of Future Improvements	26.6%

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

Where only one percentage is presented in the above table there was only one unobservable input of that type for one loan or property. Adjustments to comparable sales included items such as market conditions, location, size, condition, access/frontage and intended use.

The approximate carrying amounts and estimated fair values of financial instruments at December 31, 2013 and 2012 are as follows:

		Fair Value Measurements at December 31, 2013
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$8,159,000	$8,159,000	$—	$—	$8,159,000
Restricted cash	4,095,000	4,095,000	—	—	4,095,000
Loans, net	54,057,000	—	—	54,602,000	54,602,000
Investment in limited liability company	2,143,000	—	—	2,352,000	2,352,000
Interest and other receivables	1,674,000	—	238,000	1,436,000	1,674,000

Financial liabilities
Due to Manager	$294,000	$—	$294,000	$—	$294,000
Accrued interest payable	64,000	—	64,000	—	64,000
Notes payable	13,918,000	—	—	13,960,000	13,960,000

		Fair Value Measurements at December 31, 2012
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$21,132,000	$12,232,000	$—	$—	$21,132,000
Restricted cash	6,264,000	6,264,000	—	—	6,264,000
Loans, net	45,844,000	—	—	45,844,000	45,844,000
Investment in limited liability company	2,142,000	—	—	2,217,000	2,217,000
Interest and other receivables	3,485,000	—	1,775,000	1,710,000	3,485,000

Financial liabilities
Due to Manager	$298,000	$—	$298,000	$—	$298,000
Accrued interest payable	56,000	—	56,000	—	56,000
Note payable	13,385,000	—	—	13,461,000	13,461,000

The following methods and assumptions were used by the Company in estimating the fair value of each class of financial instruments:

Cash, cash equivalents and restricted cash: The carrying value of cash and cash equivalents and restricted cash approximates the fair value because of the relatively short maturity of these instruments and are classified as Level 1.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

Loans, net: The fair value of loans that are not impaired are estimated using discounted cash flow methodology, using discount rates, which, in the opinion of management, best reflect current market interest rates that would be offered for loans with similar characteristics and credit quality. The fair value of loans that are impaired are estimated by the Company primarily through the use of third party appraisals of the underlying collateral. Such appraisals often include unobservable market data including adjustments to comparable property sales for such items as location, size and quality to estimate fair values using a sales comparison approach  and include cash flow assumptions and capitalization rates used to estimate fair values under an income approach.

Investment in limited liability company: The fair value of the Company’s investment in limited liability company is estimated based on an appraisal obtained and is classified as Level 3.

Notes payable: The fair values of the Company’s notes payable are estimated based upon comparable market indicators of current pricing for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities resulting in a Level 3 classification.

Other: The carrying values of interest and other receivables, due to Manager and accrued interest payable are estimated to approximate fair values due to the short term nature of these instruments and are classified as Level 2 (except for accrued interest and advances related to loans which are classified as Level 3).

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Environmental Remediation Obligations

The Company has an obligation to pay all required costs to remediate and monitor contamination of the real properties owned by 1850. As part of the Operating Agreement executed by the Company and its joint venture partner in 1850, Nanook, the Company has indemnified Nanook against all obligations related to the expected costs to monitor and remediate the contamination. In 2008, the Company had accrued an amount that a third party consultant had estimated will need to be paid to monitor and remediate the site. The majority of clean-up activities were completed during 2012 as part of the tenant’s construction of a new building on the site. Thus, approximately $460,000 was paid by the Company from the previously established liability and an additional $100,000 was accrued during the year ended December 31, 2012 as a result of an updated estimate of future costs to be incurred. If additional amounts are required, it will be an obligation of the Company. As of December 31, 2013 and 2012, approximately $63,000 and $70,000 of this obligation remains accrued on the Company’s books. All costs for this remediation will be paid from cash reserves.

During the course of due diligence performed by a potential buyer of TOTB during 2012, a low level of arsenic was found in the ground water of a monitoring well located on the property owned by TOTB. While the level of arsenic exceeds the minimum level acceptable for drinking water standards, the water under this property is subject to tidal influence and is not used for domestic consumption.  TOTB has retained an environmental consultant to perform additional testing and analysis with the goal of petitioning the appropriate governmental agency to issue a no further action letter for this property due to the low level of contamination and the low quality of the ground water under the property.  At this time, the costs of any potential remediation and/or monitoring are unknown and cannot be estimated. As of December 31, 2013, approximately $17,000 is accrued for estimated future costs to perform testing and analysis.

Contractual Obligations

The Company has entered into various contracts for design, engineering, permit approval and construction of the land owned by TSV. The aggregate amount of these contracts as of the date of this filing is approximately $18,875,000 of which approximately $7,739,000 has been incurred as of December 31, 2013. All costs for this project will be paid from cash reserves and/or construction financing to be obtained in the future. It is possible that additional change orders will be submitted and construction costs may be higher than expected.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

The Company has also entered into contracts for the initial design, architectural and engineering services related to the possible renovation of the vacant building owned by TOTB in the amount of approximately $250,000 of which approximately $93,000 has been incurred to date.

In June 2011, 54th Street Condos, LLC (wholly owned by the Company) signed a $2,484,000 construction contract for completion of the remaining condominium units on the property owned by it in Phoenix, Arizona. Construction began during the third quarter of 2011 and was fully completed during the fourth quarter of 2012 in the total amount of approximately $3,204,000 (including all change orders and related construction costs). All costs for this project were paid from cash reserves.

Legal Proceedings

The Company is involved in various legal actions arising in the normal course of business.  In the opinion of management, such matters will not have a material effect upon the financial position of the Company.

NOTE 15 – SUBSEQUENT EVENTS

Credit Facility

On February 10, 2014, the Company entered into a Credit Agreement and Advance Formula Agreement with California Bank & Trust (“CB&T”) as the lender and executed a related Master Revolving Note and Security Agreement, which agreements provide the Company with a new revolving line of credit facility (the “Credit Facility”).  Subject to various conditions, borrowings under the Credit Facility will be used for general corporate purposes and to finance the origination of new commercial real estate loans.

The maximum borrowings under the revolving Credit Facility is the lesser of $20,000,000, which is the face amount of the Master Revolving Note, or the amount determined pursuant to a borrowing base calculation described in the Advance Formula Agreement. At any time that the aggregate principal amount of the total borrowings under the Credit Facility exceeds the maximum permitted pursuant to the borrowing base calculation, the Company must promptly repay an amount equal to such excess.

Borrowings under the Credit Facility mature on February 5, 2016.  Such borrowings will bear interest payable monthly, in arrears, on the first business day of each month, at the prime rate of interest established by CB&T from time-to-time (currently 3.25%) plus one quarter percent (.25%) per annum. Upon a default under the Credit Facility such interest rate increases by 2.00%.

Borrowings under the Credit Facility will be secured by certain assets of the Company. These collateral assets will include the grant to CB&T of first-priority deeds of trust on certain real property assets and trust deeds of the Company to be identified by the parties from time-to-time and all personal property of the Company, which collateral includes the assets described in the Security Agreement and in other customary “Collateral Agreements” that will be entered into by the parties from time-to-time.

Loan Foreclosure

In March 2014, the Company assigned a loan secured by a marina, a campground and land located in Bethel Island, California with a principal balance of approximately $2,960,000 to a new wholly owned subsidiary, Sandmound Marina, LLC. Sandmound Marina, LLC then foreclosed on the loan and obtained the properties via the trustee’s sale.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

Purchase and Sale Agreement

In February 2014, TSV entered into a Purchase and Sale Agreement to purchase nine additional parcels of land (and certain related assets) that constitute the balance of parcels in the second phase of the Project and that border the other parcels owned by TSV for $6,000,000 in cash.

Common Stock Dividend

On March 20, 2014, the Board of Directors declared a quarterly dividend of $0.05 per share of Common Stock for the quarter ending March 31, 2014, which is payable on April 14, 2014 to stockholders of record on March 31, 2014.

Loan Originations

During the first quarter of 2014 (through March 24, 2014), the Company originated approximately $7,169,000 in new loans.

O

OWENS REALTY MORTGAGE, INC.
FINANCIAL STATEMENT SECHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2013

Description	Encumbrances	Initial Cost	Capitalized Costs	Sales	Impairment Writedowns	Accumulated Depreciation		Carrying Value	Date Acquired	Depreciable Lives

169 Condominium Units & 160 Unit Vacant Apartment Building, Miami, Florida	None	$34,560,000	$ 201,879	$ —	$—	$ (1,744,564)		$33,017,315	2/2/2011	27.5 Years

Retail Complex, Greeley, Colorado	$9,917,586 Note Payable	9,307,001	7,405,380	(128,274)	—	(4,886,622)		11,697,485	7/31/2000	1-39 Years

Commercial Land under Construction, South Lake Tahoe, California	$4,000,000 Notes Payable	24,281,178	10,214,496	—	—	—		34,495,674	Various	N/A

133 Condominium Units, Phoenix, Arizona	None	5,822,597	3,258,479	—	(1,443,790)	(540,230)	Note 4	7,097,056	11/18/2009	5-27.5 Years

Residential and Commercial Land, Gypsum, Colorado	None	9,600,000	54,418	—	(3,840,000)	—	Note 5	5,814,418	10/1/2011	N/A

Medical Office Condominium Complex, Gilbert, Arizona	None	5,040,000	121,697	—	—	(390,463)		4,771,234	5/19/2010	5-39 Years

60 Condominium Units, Lakewood, Washington	None	6,616,881	65,502	—	(1,882,384)	(290,171)	Note 6	4,509,828	8/20/2010	27.5 Years

Storage Facility, Stockton, California	None	5,674,000	44,745	—	(1,581,844)	(193,121)	Note 7	3,943,780	6/3/2008	15-39 Years

Office Condominium Complex, Roseville, California	None	8,569,286	303,178	(1,095,670)	(3,712,707)	(254,067)	Note 8	3,810,020	9/26/2008	2-39 Years

Retail Building, Sacramento, California	None	3,890,968	—	—	—	—		3,890,968	9/3/2010	N/A

75 Residential Lots, Auburn, California	None	13,746,625	36,745	—	(9,904,826)	—	Note 9	3,878,544	9/27/2007	N/A

Industrial Building, Sunnyvale, California	None	3,428,885	54,514	—	—	(366,608)		3,116,791	11/5/2009	10-39 Years

12 Condominium & 3 Commercial Units, Tacoma, Washington	None	2,486,400	41,124	—	—	(114,354)		2,413,170	7/8/2011	27.5-39 Years

Marina & Boat Club with 179 Boat Slips, Isleton, California	None	2,002,525	43,745	—	—	(17,415)		2,028,855	1/29/2013	5-15 Years

Undeveloped, Industrial Land, San Jose, California	None	3,025,992	—	—	(1,067,592)	—	Note 10	1,958,400	12/27/2002	N/A

Golf Course, Auburn, California	None	1,917,981	43,303	—	—	—	Note 11	1,961,284	6/20/2009	N/A

Undeveloped, Commercial Land, Half Moon Bay, California	None	2,059,348	141,230	—	(731,778)	—	Note 12	1,468,800	5/28/2008	N/A

Miscellaneous Real Estate	None					(802,104)		5,442,342	Various	Various

TOTALS						$(9,599,719)		$135,315,964

NOTE 1: All real estate listed above was acquired through foreclosure or deed in lieu of foreclosure other than the unimproved commercial land located in South Lake Tahoe, California that was purchased in 2012.

NOTE 2: Changes in real estate held for sale and investment were as follows:
Balance at beginning of period (1/1/12)	$145,591,660
Additions during period:
Acquisitions through foreclosure	1,662,889
Investments in real estate properties	11,198,753
Subtotal	158,453,302
Deductions during period:
Cost of real estate properties sold	23,746,204

Impairment losses on real estate properties	4,873,266
Depreciation of properties held for investment	2,060,483
Balance at end of period (12/31/12)	$127,773,349

Balance at beginning of period (1/1/13)	$127,773,349
Additions during period:
Acquisitions through foreclosure	19,602,478
Investments in real estate properties	9,017,333
Subtotal	156,393,160
Deductions during period:
Cost of real estate properties sold	18,023,870
Impairment losses on real estate properties	666,240
Depreciation of properties held for investment	2,387,086
Balance at end of period (12/31/13)	$135,315,964

NOTE 3: Changes in accumulated depreciation were as follows:
Balance at beginning of period (1/1/12)	$6,458,712
Additions during period:
Depreciation expense	2,060,483
Subtotal	8,519,195
Deductions during period:
Accumulated depreciation of real estate sold during 2012	724,406
Accumulated depreciation on real estate moved to held for sale	1,276,629
Balance at end of period (12/31/12)	$6,518,160

Balance at beginning of period (1/1/13)	$6,518,160
Additions during period:
Depreciation expense	2,387,086
Previous accumulated depreciation on real estate moved back to held for investment	849,125
Subtotal	9,754,371

Deductions during period:
Accumulated depreciation of real estate sold during 2013	8,663
Accumulated depreciation on real estate moved to held for sale	145,989
Balance at end of period (12/31/13)	$9,599,719

NOTE 4: A write-down of  $1,115,660 was recorded on this property during 2011 based on a third party appraisal. Accumulated depreciation of $328,130 was netted with basis at time of write-down and is reflected in write-down amount above.
NOTE 5: A write-down of  $3,840,000 was recorded on this property during 2012 based on a third party appraisal.
NOTE 6: A write-down of  $1,608,100 was recorded on this property during 2011 based on a third party appraisal. Accumulated depreciation of $274,284 was netted with basis at time of write-down and is reflected in write-down amount above.
NOTE 7: Write-downs totaling $1,183,571 were recorded on this property during 2009 and 2011 based on third party appraisals. Accumulated depreciation of $398,273 was netted with basis at time of write-downs and is reflected in write-down amount above.
NOTE 8: Write-downs totaling $3,712,706 were recorded on this property during 2010 and 2011 based on third party appraisals and comparable sales.
NOTE 9: Write-downs totaling $9,904,826 were recorded on this property during 2009 through 2012 based on broker's opinions of value and third party appraisals.
NOTE 10: Write-downs totaling $1,067,592 were recorded on this property in 2010 through 2012 based on third party appraisals.
NOTE 11: Property was moved to Held for Sale during 2013 and accumulated depreciation up to that time of $145,989 is shown net with the Initial Cost above.
NOTE 12: A write-down of $731,778 was recorded on this property in 2010 based on a third party appraisal.
NOTE 13: The aggregate cost of the above real estate properties for Federal income tax purposes is approximately $198,273,000.

O

OWENS REALTY MORTGAGE, INC.
FINANCIAL STATEMENT SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
 DECEMBER 31, 2013
Description	Interest Rate	Final Maturity date	Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal	Principal Amount of Loans Subject to Delinquent Payments
TYPE OF PROPERTY
Commercial	5.00-10.00%	Current to March 2022	$26,158,878	$5,311,946	$5,100,699
Residential	4.50-11.00%	Current to March 2028	27,461,913	9,926,287	10,195,725
Land	6.00-11.00%	Current to December 2014	5,175,502	2,959,500	4,975,502
TOTAL			$58,796,293	$18,197,733	$20,271,926

AMOUNT OF LOAN
$0-500,000	6.00-11.00%	Current to March 2028	$519,438	$50,000	$269,438
$500,001-1,000,000	9.00-11.00%	Current	1,841,946	1,841,946	601,946
$1,000,001-5,000,000	5.00-11.00%	Current to March 2022	23,987,542	8,770,787	11,865,542
Over $5,000,000	4.50-11.00%	Current to August 2018	32,447,367	7,535,000	7,535,000
TOTAL			$58,796,293	$18,197,733	$20,271,926

POSITION OF LOAN
First	4.50-11.00%	Current to March 2028	$52,876,293	$17,595,787	$19,669,980
Second	10.00-11.00%	Current to Oct. 2018	5,920,000	601,946	601,946
TOTAL			$58,796,293	$18,197,733	$20,271,926

NOTE 1:                           All loans are arranged by or acquired from an affiliate of the Company, namely Owens Financial Group, Inc., the Manager.
NOTE 2:
Balance at beginning of period (1/1/12)	$69,421,876
Additions during period:
New loans from sales of real estate properties (carry-back financing)	8,820,000
Subtotal	78,241,876
Deductions during period:
Collection of principal	5,979,614
Foreclosures	2,000,000
Balance at end of period (12/31/12)	$70,262,262

Balance at beginning of period (1/1/13)	$70,262,262
Additions during period:
New loans, including loans from sales of real estate properties	31,618,852
Advances moved to principal of loan	22,880
Subtotal	101,903,994
Deductions during period:
Collection of principal	15,641,192
Foreclosures	27,466,509
Balance at end of period (12/31/13)	$58,796,293

NOTE 3:  Included in the above loans are the following loans which exceed 3% of the total loans as of December 31, 2013:
Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal or Interest

Assisted Living Facility Bensalem, Pennsylvania (2 Notes)	9.00% and 11.00%	4/30/08 and 10/3/08	Interest only, balance due at maturity	$ 0	$ 20,810,000	$ 4,021,946	$ 4,021,946

Mixed Commercial Buildings (Office) Oakland, California (2 Notes)	10.00%	8/1/18 and 10/1/18	Interest only, balance due at maturity	0	11,466,179	11,466,179	0

Condominiums Phoenix, Arizona	11.00%	7/1/09	Interest only, balance due at maturity	0	7,535,000	4,447,655 Note 5	4,447,655

8 Luxury Townhomes Santa Barbara, California	6.50%	12/1/14	Interest only, balance due at maturity	0	7,500,000	7,500,000 Note 6	0

Condominium and Commercial Units Oakland, California	4.50%	5/8/14	Interest only, balance due at maturity	0	10,000,000	8,446,188 Note 7	0

Land and Marina Bethel Island, California	11.00%	6/1/09	Interest only, balance due at maturity	0	3,030,000	2,959,500	2,959,500

Office Building San Francisco, California	7.875%	12/1/14	Interest only, balance due at maturity	0	2,940,000	2,940,000	0

Condominiums Salt Lake City, Utah	10.50%	1/30/09	Interest only, balance due at maturity	0	6,410,000	2,391,287	2,391,287

Land Skagit, Washington	8.00%	4/27/14	Interest only, balance due at maturity	0	3,500,000	2,016,003	2,016,003

TOTALS				$ 0	$ 73,191,179	$ 46,188,758	$ 15,836,391

NOTE 4:  The aggregate cost of the Company’s loans for Federal income tax purposes is approximately $59,455,000 as of December 31, 2013.

NOTE 5:  A third party appraisal was obtained on this loan’s underlying property resulting in a specific loan loss allowance of $3,087,345 as of December 31, 2013.

NOTE 6:  Note carried back upon the sale of Anacapa Villas, LLC real estate in December 2012. Interest rate increased to 7.5% on January 1, 2014.

NOTE 7:  Note carried back upon the sale of 1401 on Jackson, LLC real estate in May 2013. Note was originally a land sale contract and was converted into a deed of trust along with a principal repayment of $1,553,812 in the 4th quarter of 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OWENS REALTY MORTGAGE, INC.

Dated: March 27, 2014	By:	/s/ William C. Owens
William C. Owens, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Dated: March 27, 2014		By:	/s/ William C. Owens
William C. Owens, Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)

Dated: March 27, 2014		By:	/s/ Bryan H. Draper
Bryan H. Draper, Director, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

Dated: March 27, 2014		By:	*
Dennis G. Schmal, Director

Dated: March 27, 2014		By:	*
M. Lyman Bates, Jr., Director

Dated: March 27, 2014		By:	*
James M. Kessler, Director

	*	By:	/s/ Bryan H. Draper
Bryan H. Draper
Attorney-in-fact

(3) List of Exhibits:

* 3.1
    Articles of Amendment and Restatement of Owens Realty Mortgage, Inc.,  incorporated herein by reference to Annex B to Proxy Statement/Prospectus on Form S-4 which was filed with the SEC on February 13, 2013

* 3.2	Bylaws of Owens Realty Mortgage, Inc., incorporated herein by reference to Annex C to Proxy Statement/Prospectus on Form S-4 which was filed with the SEC on February 13, 2013
* 3.3

    Articles Supplementary, dated November 13, 2014, relating to the election to be subject to Subtitle 8 of Title 3 of the Maryland General Corporation Law, incorporated by reference to exhibit 3.1 of the current report on Form 8-K filed with the SEC on November 13, 2013

* 4.1	Form of Common Stock Certificate, incorporated herein by reference to exhibit 4.1 to Proxy Statement/Prospectus on Form S-4 which was filed with the SEC on January 25, 2013
* 10.1
    Form of Management Agreement, dated May 20, 2013, by and between Owens Financial Group, Inc. and Owens Realty Mortgage, Inc., incorporated herein by reference to Exhibit 99.1 to Current Report on Form 8-K (No. 000-17248) which was filed with the SEC on May 20, 2013

* 10.2
    Credit Agreement, dated as of February 5, 2014, between California Bank & Trust and Owens Realty Mortgage, Inc., together with related Master Revolving Note, Advance Formula Agreement, and Security Agreement, incorporated by reference to exhibits 10.1, 10.2, 10.3 and

10.4 of the current report on Form 8-K filed with the SEC on February 14, 2014
** 21	List of Subsidiaries of the Registrant
** 24	Power of Attorney
** 31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
** 31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
** 32	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
***101.INS	XBRL Instance Document
***101.SCH	XBRL Taxonomy Extension Schema Document
***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
***101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
***101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
***101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*Previously filed.
** Filed herewith.
***This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

Financial Statement Schedules Index:
Schedule III – Real Estate and Accumulated Depreciation (included in financials)
Schedule IV – Mortgage Loans on Real Estate (included in financials)