Form 10-Q
period 2014-03-31
Owens Realty Mortgage, Inc.
filed 2014-05-15
CIK 1556364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

Class                                                    Outstanding as of May 15, 2014
Common Stock, $.01 par value                                                              10,768,001 shares

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

OWENS REALTY MORTGAGE, INC.
Consolidated Balance Sheets
 (UNAUDITED)
	March 31,	December 31,
	2014	2013
ASSETS
Cash and cash equivalents	$1,422,955	$8,158,734
Restricted cash	3,986,573	4,095,435
Loans, net of allowance for losses of $4,866,260 in 2014 and $4,739,088 in 2013	57,525,419	54,057,205
Interest and other receivables	1,661,189	1,673,978
Other assets, net of accumulated depreciation and amortization of $998,566 in 2014 and $976,090 in 2013	1,435,260	1,197,683
Investment in limited liability company	2,184,278	2,142,582
Real estate held for sale	5,910,138	5,890,131
Real estate held for investment, net of accumulated depreciation of $10,118,917 in 2014 and $9,599,719 in 2013	137,002,127	129,425,833
Total Assets	$211,127,939	$206,641,581
LIABILITIES AND EQUITY
LIABILITIES:
Dividends payable	$538,400	$180,000
Due to Manager	157,596	293,776
Accounts payable and accrued liabilities	3,252,317	2,710,745
Deferred gains	3,037,015	3,313,169
Line of credit payable	4,100,000	—
Notes payable	13,872,676	13,917,585
Total Liabilities	24,958,004	20,415,275
Commitments and Contingencies (Note 13)
EQUITY:
Stockholders’ equity:
Preferred stock, $.01 par value per share, 5,000,000 shares authorized, no shares issued and outstanding at March 31, 2014 and December 31, 2013	—	—
Common stock, $.01 par value per share, 50,000,000 shares authorized, 11,198,119 shares issued, 10,768,001 and 10,794,209 shares outstanding at March 31, 2014 and December 31, 2013, respectively	111,981	111,981
Additional paid-in capital	182,437,522	182,437,522
Treasury stock, at cost – 430,118 and 403,910 shares at March 31, 2014 and December 31, 2013, respectively	(5,349,156)	(5,023,668)
Retained earnings	2,571,405	2,348,575
Total stockholders’ equity	179,771,752	179,874,410
Non-controlling interests	6,398,183	6,351,896
Total Equity	186,169,935	186,226,306
Total Liabilities and Equity	$211,127,939	$206,641,581

The accompanying notes are an integral part of these consolidated financial statements.

OWENS REALTY MORTGAGE, INC.
Consolidated Statements of Operations
 (UNAUDITED)

	Three Months Ended March 31,
	2014	2013 As Recast (1)
Revenues:
Interest income on loans	$1,136,784	$887,229
Gain on foreclosure of loan	257,020	952,357
Rental and other income from real estate properties	2,689,975	2,723,417
Income from investment in limited liability company	41,696	41,002
Other income	18	793
Total revenues	4,125,493	4,604,798
Expenses:
Management fees to Manager	420,306	439,772
Servicing fees to Manager	38,210	43,455
General and administrative expense	415,743	273,108
Rental and other expenses on real estate properties	1,915,115	2,206,821
Depreciation and amortization	546,097	398,018
Interest expense	127,385	127,482
Provision for (reversal of) loan losses	127,172	(257,213)
Impairment losses on real estate properties	7,540	—
Total expenses	3,597,568	3,231,443
Operating income	527,925	1,373,355
Gain on sale of real estate and other assets, net	277,184	30,337
Net income	805,109	1,403,692
Less: Net (income) loss attributable to non-controlling interests	(44,546)	26,240
Net income attributable to common stockholders	$760,563	$1,429,932

Per common share data:
Basic and diluted earnings per common share	$0.07	$0.13
Basic and diluted weighted average number of common shares outstanding	10,769,498	11,198,119
Dividends declared per share of common stock	$0.05	$0.003

          (1) As recast to reflect the balances of Owens Mortgage Investment Fund, LP combined with the balances of Owens Realty Mortgage, Inc. beginning January 1, 2013, as required under the accounting guidelines for a transfer of an entity under common control (refer to Note 1).

The accompanying notes are an integral part of these consolidated financial statements.

OWENS REALTY MORTGAGE, INC.
Consolidated Statements of Stockholders’ Equity
 (UNAUDITED)

	Common Stock		Additional	Treasury Stock		Retained Earnings	Total	Non-
			Paid-in			(Accumulated	Stockholders’	controlling	Total
	Shares	Amount	Capital	Shares	Amount	Deficit)	Equity	Interests	Equity

Balances, December 31, 2012 As Recast (1)	11,198,119	$111,981	$182,985,281	—	$—	$(3,637,331)	$179,459,931	$8,049,300	$187,509,231

Net income (loss)	—	—	—	—	—	1,429,932	1,429,932	(26,240)	1,403,692
Offering costs incurred	—	—	(439,725)	—	—	—	(439,725)	—	(439,725)
Dividends declared	—	—	—	—	—	(31,024)	(31,024)	—	(31,024)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(3,870)	(3,870)
Balances, March 31, 2013	11,198,119	$111,981	$182,545,556	—	$—	$(2,238,423)	$180,419,114	$8,019,190	$188,438,304

Balances, December 31, 2013 As Recast (1)	11,198,119	$111,981	$182,437,522	(403,910)	(5,023,668)	$2,348,575	$179,874,410	$6,351,896	$186,226,306

Net income	—	—	—	—	—	760,563	760,563	44,546	805,109
Dividends declared	—	—	—	—	—	(537,733)	(537,733)	—	(537,733)
Purchase of treasury stock	—	—	—	(26,208)	(325,488)	—	(325,488)	—	(325,488)
Contribution from non-controlling interest	—	—	—	—	—	—	—	4,359	4,359
Distributions to non-controlling interests	—	—	—	—	—	—	—	(2,618)	(2,618)
Balances, March 31, 2014	11,198,119	$111,981	$182,437,522	(430,118)	$(5,349,156)	$2,571,405	$179,771.752	$6,398,183	$186,169,935

 (1) As recast to reflect the balances of Owens Mortgage Investment Fund, LP combined with the balances of Owens Realty Mortgage, Inc. beginning January 1, 2013, as required under the accounting guidelines for a transfer of an entity under common control (refer to Note 1).

The accompanying notes are an integral part of these consolidated financial statements.

OWENS REALTY MORTGAGE, INC.
Consolidated Statements of Cash Flows
 (UNAUDITED)

	Three Months Ended March 31,
	2014	2013 As Recast (1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$805,109	$1,403,692
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Gain on sale of real estate and other assets, net	(277,184)	(30,337)
Gain on foreclosure of loan	(257,020)	(952,357)
Accretion of discount on loan	(12,200)	—
Income from investment in limited liability company	(41,696)	(41,002)
Provision for (reversal of) loan losses	127,172	(257,213)
Impairment losses on real estate properties	7,540	—
Depreciation and amortization	546,097	398,017
Changes in operating assets and liabilities:
Interest and other receivables	(268,931)	676,684
Other assets	(120,808)	18,002
Accounts payable and accrued liabilities	(582,186)	(1,192,634)
Due to Manager	(136,180)	154,699
Net cash (used in) provided by operating activities	(210,287)	177,551
CASH FLOWS FROM INVESTING ACTIVITIES:
Principal collected on loans	2,506,314	100,878
Investment in loans	(9,049,000)	—
Purchases of loans secured by trust deeds	—	(1,400,672)
Investment in real estate properties	(3,501,041)	(541,804)
Net proceeds from disposition of real estate properties and other assets	1,350	73,403
Purchases of vehicles and equipment	(3,988)	—
Transfer from restricted to unrestricted cash	108,862	2,318,110
Net cash (used in) provided by investing activities	(9,937,503)	549,915
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on note payable	(44,909)	(42,780)
Advances on line of credit, net	4,100,000	—
Payment of debt issuance costs	(140,000)	—
Distributions to non-controlling interests	(2,618)	(3,870)
Contribution from non-controlling interest	4,359	—
Offering costs incurred and paid	—	(439,725)
Purchase of treasury stock	(325,488)	—
Dividends paid	(179,333)	(1,265,376)
Net cash provided by (used in) financing activities	3,412,011	(1,751,751)
Net decrease in cash and cash equivalents	(6,735,779)	(1,024,285)
Cash and cash equivalents at beginning of period	8,158,734	21,131,505
Cash and cash equivalents at end of period	$1,422,955	$20,107,220
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest (including amounts capitalized)	$132,734	$127,669
Supplemental Disclosure of Non-Cash Activity
Increase in real estate from loan foreclosures	3,241,220	3,738,168
Decrease in loans, net of allowance for loan losses, from loan foreclosures	(2,959,500)	(3,263,672)
Decrease in interest and other receivables from loan foreclosures	(281,720)	(474,496)
Change in capital expenditures financed through accounts payable	(1,123,758)	—

(1) As recast to reflect the balances of Owens Mortgage Investment Fund, LP combined with the balances of Owens Realty Mortgage, Inc. beginning January 1, 2013, as required under the accounting guidelines for a transfer of an entity under common control (refer to Note 1).

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

Upon effectiveness of the Merger, the outstanding 1,000 shares of common stock of the Company held by William C. Owens were cancelled in exchange for $1,000, and every 25 limited partner units of OMIF were converted into one share of common stock of the Company. Additionally, the units representing the general partner interests of Owens Financial Group, Inc. (“OFG”) were treated as follows: i) the 1,496,000 units representing the interest that was an expense of OMIF were cancelled, and ii) the 1,378,256 units representing the interest relating to cash contributions made by OFG to the capital of OMIF were converted into shares of common stock of the Company in the same manner limited partnership units were converted into shares of common stock. No fractional shares were issued in the Merger; instead, cash adjustments were paid in respect of shares otherwise issuable. The Company now, by virtue of the Merger, directly or indirectly owns all of the assets and business formerly owned by OMIF and is a deemed successor issuer to OMIF pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended. For accounting purposes, the merger of OMIF with and into the Company has been treated as a transfer of assets and exchange of shares between entities under common control. The accounting basis used to initially record the assets and liabilities in the Company is the carryover basis of OMIF. The consolidated financial statements included in this Form 10-Q reflect the extinguishment of OMIF’s partners’ capital and replacement with 11,198,119 shares of common stock and additional paid –in capital as if the Merger occurred on January 1, 2013. In addition, capitalized offering costs incurred during 2012 were reclassified from Other Assets to Additional Paid-in Capital in the accompanying consolidated financial statements.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of the management of the Company, the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein. Certain information and footnote disclosures presented in the annual consolidated financial statements are not included in these interim financial statements.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Form 10-K of ORM for the fiscal year ended December 31, 2013 filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the operating results to be expected for the full year ending December 31, 2014. The Company evaluates subsequent events up to the date it files its Form 10-Q with the SEC.

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

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Such estimates relate principally to the determination of the allowance for loan losses, including the valuation of impaired loans, the valuation of real estate held for sale and investment, and the estimate of the environmental remediation liability (see notes 4 and 13).  Fair value estimates are derived from information available in the real estate markets including similar property and often require the experience and judgment of third parties such as real estate appraisers and brokers. The estimates figure materially in calculating the value of the property at acquisition, the level of charge to the allowance for loan losses and any subsequent valuation reserves or write-downs. Such estimates are inherently imprecise and actual results could differ significantly from such estimates.

Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents include funds on deposit with financial institutions.

Restricted Cash

Restricted cash includes contingency reserves required pursuant to the Company’s charter, non-interest bearing deposits required pursuant to the Company’s new line of credit (see Note 8) and escrow deposits for property taxes to be paid on certain Company real estate properties.

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

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

Loans and Allowance for Loan Losses

Loans are stated at the principal amount outstanding. The Company’s portfolio consists primarily of real estate loans generally collateralized by first, second and third deeds of trust.  Interest income on loans is accrued by the simple interest method. Loans are generally placed on nonaccrual status when the borrowers are past due greater than ninety days or when full payment of principal and interest is not expected. When a loan is classified as nonaccrual, interest accruals discontinue and all past due interest remains accrued until the loan becomes current, is paid off or is foreclosed upon. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest. Cash receipts on nonaccrual loans are used to reduce any outstanding accrued interest, and then are recorded as interest income, except when such payments are specifically designated as principal reduction or when management does not believe the Company’s investment in the loan is fully recoverable. The Company does not incur origination costs and does not earn or collect origination fees from borrowers as OFG is entitled to all such fees (see Note 7).

Loans and the related accrued interest and advances are analyzed by management on a periodic basis for ultimate recovery. The allowance for loan losses is management’s estimate of probable credit losses inherent in the Company’s loan portfolio that have been incurred as of the balance sheet date.  The allowance is established through a provision for loan losses which is charged to expense.  Additions to the allowance are expected to maintain the adequacy of the total allowance after credit losses and loan growth.  Credit exposures determined to be uncollectible are charged against the allowance.  Cash received on previously charged off amounts is recorded as a recovery to the allowance.  The overall allowance consists of two primary components: specific reserves related to impaired loans that are individually evaluated for impairment and general reserves for inherent losses related to loans that are not considered impaired and are collectively evaluated for impairment.

Regardless of a loan type, a loan is considered impaired when, based on current information and events, management believes it is probable that the Company will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the original agreement or when monthly payments are delinquent for more than 90 days on a loan.  All loans determined to be impaired are individually evaluated for impairment.  When a loan is considered impaired, management estimates impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, management may measure impairment based on a loan's observable market price, or the fair value of the collateral if the loan is collateral dependent.  A loan is collateral dependent if the repayment of the loan is expected to be provided solely by the underlying collateral. These valuations are generally updated during the fourth quarter but may be updated during interim periods if deemed appropriate by management.

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

The Company maintains a separate allowance for each portfolio segment (loan type).  These portfolio segments include commercial real estate, residential real estate and land loans.   The allowance for loan losses attributable to each portfolio segment, which includes both impaired loans that are individually evaluated for impairment and loans that are not considered impaired and are collectively evaluated for impairment, is combined to determine the Company’s overall allowance, which is included on the consolidated balance sheet. The reserve for loans that are not considered impaired consists of reserve factors that are based on management’s assessment of the following for each portfolio segment: (1) inherent credit risk, (2) historical losses, and (3) other qualitative factors.  These reserve factors are inherently subjective and are driven by the repayment risk associated with each portfolio segment described below.

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

Other Assets

Other assets primarily include capitalized lease commissions and debt issuance costs, prepaid expenses, deposits and inventory. Amortization of lease commissions is provided on the straight-line method over the lives of the related leases. Amortization of debt issuance costs is provided on the straight-line method through the maturity date of the related debt.

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

Real Estate Held for Sale

Real estate held for sale includes real estate acquired in full or partial settlement of loan obligations, generally through foreclosure, that is being marketed for sale. Real estate held for sale is recorded at acquisition at the property’s estimated fair value less estimated costs to sell. Any excess of the recorded investment in the loan over the net realizable value is charged against the allowance for loan losses. Any excess of the net realizable value over the recorded investment in the loan is credited first to the allowance for loan losses as a recovery to the extent charge-offs had been recorded previously, and then to earnings as gain on foreclosure of loan.

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

Real Estate Held for Investment

Real estate held for investment includes real estate acquired in full or partial settlement of loan obligations, generally through foreclosure, that is not being marketed for sale and is either being operated, such as rental properties; is being managed through the development process, including obtaining appropriate and necessary entitlements, permits and construction; or are idle properties awaiting more favorable market conditions or properties the Company cannot sell without placing our REIT status at risk or become subject to prohibited transactions penalty tax. Real estate held for investment is recorded at acquisition at the property’s estimated fair value, less estimated costs to sell.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

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

Environmental Remediation Liability

Liabilities related to future environmental remediation costs are recorded when remediation or monitoring or both are probable and the costs can be reasonably estimated. The Company’s environmental remediation liability related to the property located in Santa Clara, California (held within 1850 De La Cruz, LLC – see Notes 4 and 13) was recorded based on a third party consultant’s estimate of the costs required to remediate and monitor the contamination.

Earnings per Share

The Company calculates basic earnings (loss) per share by dividing net income (loss) allocable to common stockholders for the period by the weighted-average shares of common stock outstanding for that period. Diluted earnings (loss) per share takes into effect any dilutive instruments, except if when doing so such instruments would be anti-dilutive. At the present time, the Company has not issued any restricted stock or restricted stock units.

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

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

The Company has elected or may elect to treat certain of its existing or newly created corporate subsidiaries as taxable REIT subsidiaries (each a “TRS”). In general, a TRS may hold assets that the REIT cannot hold directly and, subject to certain exceptions related to hotels and healthcare properties, may engage in any real estate or non-real estate related business.  A TRS is treated as a regular corporation and is subject to federal, state, local and foreign taxes on its income and property. Lone Star Golf, Inc. is treated as a TRS of the Company.

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

As of March 31, 2014 and December 31, 2013, the Company has not recorded a reserve for any uncertain income tax positions. There has been no interest or penalties incurred to date.

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES

The following tables show the changes in the allowance for loan losses by portfolio segment for the three months ended March 31, 2014 and 2013 and the allocation of the allowance for loan losses and loans as of March 31, 2014 and December 31, 2013 by portfolio segment and by impairment methodology:

	Commercial	Residential	Land
2014				Total

Allowance for loan losses:
	Three Months Ended March 31, 2014
Beginning balance	$932,651	$3,798,203	$8,234	$4,739,088
Provision (Reversal)	282,373	(159,259)	4,058	127,172
Ending Balance	$1,215,024	$3,638,944	$12,292	$4,866,260

	As of March 31, 2014
Ending balance: individually evaluated for impairment	$610,915	$3,087,345	$—	$3,698,260

Ending balance: collectively evaluated for impairment	$604,109	$551,599	$12,292	$1,168,000

Ending balance	$1,215,024	$3,638,944	$12,292	$4,866,260

Loans:
Ending balance	$34,470,078	$25,555,598	$2,366,003	$62,391,679

Ending balance: individually evaluated for impairment	$17,269,078	$9,849,712	$2,016,003	$29,134,793

Ending balance: collectively evaluated for impairment	$17,201,000	$15,705,886	$350,000	$33,256,886

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

	Commercial	Residential	Land
2013				Total

Allowance for loan losses:
	Three Months Ended March 31, 2013
Beginning balance	$1,606,925	$4,288,108	$18,522,864	$24,417,897
(Reversal) Provision	(38,148)	(28,950)	(190,115)	(257,213)
Ending Balance	$1,568,777	$4,259,458	$18,332,749	$24,160,684

	As of December 31, 2013
Ending balance: individually evaluated for impairment	$537,743	$3,087,345	$—	$3,625,088

Ending balance: collectively evaluated for impairment	$394,908	$710,858	$8,234	$1,114,000

Ending balance	$932,651	$3,798,203	$8,234	$4,739,088

Loans:
Ending balance	$26,158,878	$27,461,913	$5,175,502	$58,796,293

Ending balance: individually evaluated for impairment	$16,566,878	$10,195,725	$4,975,502	$31,738,105

Ending balance: collectively evaluated for impairment	$9,592,000	$17,266,188	$200,000	$27,058,188

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

The following tables show an aging analysis of the loan portfolio by the time monthly payments are past due as of March 31, 2014 and December 31, 2013:
	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due
				Total Past Due Loans	Current Loans	Total Loans
March 31, 2014

Commercial	$—	$—	$5,790,698	$5,790,698	$28,679,380	$34,470,078
Residential	—	—	9,849,712	9,849,712	15,705,886	25,555,598
Land	—	—	2,016,003	2,016,003	350,000	2,366,003
	$—	$—	$17,656,413	$17,656,413	$44,735,266	$62,391,679

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due
				Total Past Due Loans	Current Loans	Total Loans
December 31, 2013

Commercial	$—	$690,000	$5,100,699	$5,790,699	$20,368,179	$26,158,878
Residential	—	—	10,195,725	10,195,725	17,266,188	27,461,913
Land	—	—	4,975,502	4,975,502	200,000	5,175,502
	$—	$690,000	$20,271,926	$20,961,926	$37,834,367	$58,796,293

All of the loans that are 90 or more days past due as listed above are on non-accrual status as of March 31, 2014 and December 31, 2013. In addition, two commercial loans totaling $11,466,179 that are considered impaired were also on non-accrual status as of December 31, 2013 (total of $31,738,105). These two loans were restored to accrual status during the quarter ended March 31, 2014 because the Company has received consistent payments from the borrower over the past six month period and management expects that the borrower will continue to keep the loans current with respect to principal and interest payments.  These two loans continue to be reported as impaired due to the previous modification of the borrower's terms in a troubled debt restructuring.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

The following tables show information related to impaired loans as of and for the three months ended March 31, 2014:

	As of March 31, 2014			Three Months Ended March 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$16,226,194	$15,500,326	$—	$16,217,747	$498,505
Residential	2,391,362	2,314,712	—	2,503,678	45,000
Land	2,016,275	2,016,003	—	4,023,444	54,320

With an allowance recorded:
Commercial	1,780,568	1,768,752	610,915	1,783,636	14,482
Residential	7,983,345	7,535,000	3,087,345	7,983,430	39,000
Land	—	—	—	—	—

Total:
Commercial	$18,006,762	$17,269,078	$610,915	$18,001,383	$512,987
Residential	$10,374,707	$9,849,712	$3,087,345	$10,487,108	$84,000
Land	$2,016,275	$2,016,003	$—	$4,023,444	$54,320

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

The following tables show information related to impaired loans as of December 31, 2013 and for the three months ended March 31, 2013:

	As of December 31, 2013			Three Months Ended March 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$16,212,899	$15,488,126	$—	$7,208,898	$282,783
Residential	2,734,228	2,660,725	—	2,900,666	36,876
Land	5,017,839	4,975,502	—	5,443,820	82,320

With an allowance recorded:
Commercial	1,079,699	1,078,752	537,743	1,079,699	3,000
Residential	7,983,345	7,535,000	3,087,345	7,983,334	64,100
Land	—	—	—	25,058,537	—

Total:
Commercial	$17,292,598	$16,566,878	$537,743	$8,288,597	$285,783
Residential	$10,717,573	$10,195,725	$3,087,345	$10,884,000	$100,976
Land	$5,017,839	$4,975,502	$—	$30,502,357	$82,320

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

Troubled Debt Restructurings

The Company has allocated approximately $3,627,000 and $3,625,000 of specific reserves on loans totaling approximately $22,449,000 and $25,781,000 (recorded investments before reserves) to borrowers whose loan terms had been modified in troubled debt restructurings as of March 31, 2014 and December 31, 2013, respectively.  The Company has not committed to lend additional amounts to any of these borrowers.

No loans were modified as troubled debt restructurings during the quarters ended March 31, 2014 and 2013.

NOTE 4 – INVESTMENT IN LIMITED LIABILITY COMPANY

During 2008, the Company entered into an operating agreement (the “Operating Agreement”) of 1850 De La Cruz LLC, a California limited liability company (“1850”), with Nanook Ventures LLC (“Nanook”), an unrelated party.  The purpose of the joint venture is to acquire, own and operate certain industrial land and buildings located in Santa Clara, California that were owned by the Company. The property was subject to a Purchase and Sale Agreement dated July 24, 2007 (the “Sale Agreement”), as amended, between the Company, as seller, and Nanook, as buyer.  During the course of due diligence under the Sale Agreement, it was discovered that the property was contaminated and that remediation and monitoring may be required.  The parties agreed to enter into the Operating Agreement to restructure the arrangement as a joint venture.  At the time of closing in July 2008, the two properties were separately contributed to two new limited liability companies, Nanook Ventures One LLC and Nanook Ventures Two LLC that are wholly owned by 1850. The Company and Nanook are the Members of 1850 and NV Manager, LLC is the manager. (See Note 13 for further discussion of the Company’s environmental remediation obligation with respect to the properties owned by 1850.)

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

The Company received no distributions from 1850 during the three months ended March 31, 2014 and 2013. The net income to the Company from its investment in 1850 De La Cruz was approximately $42,000 and $41,000 during the three months ended March 31, 2014 and 2013, respectively.

NOTE 5 - REAL ESTATE HELD FOR SALE

Real estate properties held for sale as of March 31, 2014 and December 31, 2013 consists of properties acquired through foreclosure classified by property type as follows:

	March 31, 2014	December 31, 2013
Residential	$93,647	$93,647
Land	3,427,200	3,427,200
Golf course	1,981,291	1,961,284
Marina	408,000	408,000
	$5,910,138	$5,890,131

There were no sales during the three months ended March 31, 2014, however, a gain of approximately $276,000 was recognized during the three months ended March 31, 2014 that had previously been deferred related to the sale of a real estate property in 2012. The gain on the sale of that property is being recognized under the installment method.
w listed for sale and sales are expected within the next year., Florida from held for investment to held for sale as they are n
During the three months ended March 31, 2013, the Company sold four lots (one including a manufactured home) in the manufactured home subdivision development located in Ione, California for aggregate net sales proceeds of approximately $73,000 resulting in a net gain to the Company of approximately $30,000.

NOTE 6 - REAL ESTATE HELD FOR INVESTMENT

Real estate held for investment as of March 31, 2014 and December 31, 2013 consists of properties acquired through foreclosure classified by property type as follows:

	March 31, 2014	December 31, 2013
Land (including land under development)	$53,650,892	$46,873,135
Residential	46,814,715	47,037,370
Retail	15,561,805	15,588,452
Office	9,294,507	9,348,331
Industrial	4,571,067	4,605,910
Storage	3,919,806	3,943,780
Marina	3,189,335	2,028,855
	$137,002,127	$129,425,833

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

The balances of land and the major classes of depreciable property for real estate held for investment as of March 31, 2014 and December 31, 2013 are as follows:
	March 31, 2014	December 31, 2013
Land and land improvements	$81,345,817	$73,591,953
Buildings and improvements	65,775,227	65,433,599
	147,121,044	139,025,552
Less: Accumulated depreciation	(10,118,917)	(9,599,719)
	$137,002,127	$129,425,833

It is the Company’s intent to sell the majority of its real estate properties held for investment, but expected sales are not probable to occur within the next year.

Depreciation expense was approximately $519,000 and $370,000 for the three months ended March 31, 2014 and 2013, respectively.

2014 Foreclosure Activity

During the quarter ended March 31, 2014, Sandmound Marina, LLC (“Sandmound”) (wholly owned by the Company) foreclosed on a first mortgage loan secured by unimproved land and a marina and campground located in Bethel Island, California with a principal balance of approximately $2,960,000 and obtained the properties via the trustee’s sale. In addition, advances made on the loan or incurred as part of the foreclosure (such as legal fees and delinquent property taxes) in the total amount of approximately $282,000 were capitalized to the basis of the properties. The fair market values of the properties acquired were estimated to be higher than Sandmound’s recorded investment in the subject loan, and, thus, a gain on foreclosure in the amount of approximately $257,000 was recorded. The properties have been classified as held for investment as sales are not expected within one year.

2013 Foreclosure Activity

During the quarter ended March 31, 2013, Brannan Island, LLC ("Brannan") (wholly owned by the Company) foreclosed on two first mortgage loans secured by a marina with 179 boat slips located in Isleton, California with an aggregate principal balance of $1,863,000 and obtained the property via the trustee’s sale.In addition, advances made on the loan or incurred as part of the foreclosure (such as legal fees and delinquent property taxes) in the total amount of approximately $140,000 were capitalized to the basis of the property. Brannan's recorded investment in the subject loans at the time of foreclosure approximated the net fair market value of the property so no charge-off or gain on foreclosure was recorded.

During the quarter ended March 31, 2013, Tahoe Stateline Venture, LLC (“TSV”) (wholly owned by the Company) foreclosed on a first mortgage loan secured by undeveloped parcels of land located in South Lake Tahoe, California that was purchased at a discount during the same quarter with a principal balance of approximately $1,401,000 and obtained the property via the trustee’s sale. In addition, advances made on the loan or incurred as part of the foreclosure (including delinquent property taxes) in the total amount of approximately $335,000 were capitalized to the basis of the property. The fair market value of the land acquired was estimated to be higher than TSV’s recorded investment in the subject loan, and, thus, a gain on foreclosure in the amount of approximately $952,000 was recorded. See below under “Tahoe Stateline Venture, LLC”.

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
The net (loss) income to the Company from 720 University was approximately $(22,000) and $27,000 (including depreciation and amortization of $110,000 and $107,000) for the three months ended March 31, 2014 and 2013, respectively. The noncontrolling interest of the joint venture partner of approximately $(2,000) and $(15,000) as of March 31, 2014 and December 31, 2013, respectively, is reported in the accompanying consolidated balance sheets. The Company’s investment in 720 University real property and improvements was approximately $11,671,000 and $11,697,000 as of March 31, 2014 and December 31, 2013, respectively.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

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

In March 2012, the Company made a priority capital contribution to TOTB in the amount of $7,200,000. TOTB then purchased PRC’s member interest in TOTB for $7,200,000. Thus, the remaining members in TOTB are now the Company and OFG.  The change in capital as a result of the PRC buyout and the amended agreement resulted in an increase to the Company’s capital of approximately $2,760,000, in addition to the $7,200,000 paid to acquire PRC’s interest. On the same date, the Company and OFG executed an amendment to the TOTB operating agreement to set the percentage of capital held by each at 80.74% for the Company and 19.26% for OFG based on the dollar amount of capital invested in the properties/TOTB (excluding preferred capital). The preferred capital of $2,583,000 was returned to the Company as of December 31, 2013 with excess cash held by TOTB and capital contributions of approximately $1,520,000 and $363,000 made by the Company and OFG, respectively. The assets, liabilities, income and expenses of TOTB have been consolidated into the accompanying consolidated balance sheets and statements of operations of the Company. The non-controlling interest of OFG totaled approximately $6,400,000 and $6,372,000 as of March 31, 2014 and December 31, 2013, respectively.

The net income to the Company from TOTB was approximately $119,000 and $174,000 (including depreciation of $150,000 and $0, respectively) for the three months ended March 31, 2014 and 2013, respectively.

Tahoe Stateline Venture, LLC

The Company had made a series of loans with aggregate principal balances totaling approximately $24,203,000. These loans were originally secured by first, second and third deeds of trust on 29 parcels of land with entitlements for a 502,267 square foot resort development located in South Lake Tahoe, California known as Chateau at Lake Tahoe, or the Project. Through multiple foreclosures, 16 of the parcels within the development were acquired by lenders who held senior positions to the Company. In December 2012, the Company acquired seven of those parcels for $6,600,000, from the foreclosing lenders, that are contiguous to parcels securing the Company’s loans. The parcel purchases were made through a wholly-owned subsidiary of the Company, Tahoe Stateline Venture, LLC (“TSV”). TSV paid approximately $5,697,000 for the parcel purchases, including approximately $81,000 in closing costs and $2,316,000 held by the title company to pay delinquent property taxes on the parcels until property reassessments were completed ($1,691,000 in delinquent property taxes paid and $625,000 in excess funds remitted back to TSV in February 2013). The sellers of the parcels also provided financing for the balance of the purchase prices which total $3,300,000 at 5% interest with interest only, semi-annual payments and all principal due in December 2016 (see Note 9). While these parcels were originally part of the security for the Company’s loans, management had chosen not to advance the funds to acquire the parcels at the foreclosure sales in 2010 and 2011 due to the uncertainty surrounding the Project.

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

In July 2013, TSV advanced $660,000 to obtain a release of a second deed of trust that was senior to TSV’s loan on a single parcel of land located on South Lake Tahoe Blvd. and adjacent to the parcels TSV acquired in the May 2013 foreclosure. In July 2013, TSV foreclosed on this parcel, subject to the existing first loan with a principal balance of $1,000,000 plus accrued interest. In October 2013, the holders of this first loan agreed to restructure the note by waiving all accrued interest in exchange for a $300,000 principal pay down from TSV. The restructured note in the amount of $700,000 is due on August 1, 2017 and requires interest only payments from TSV on a quarterly basis at an interest rate of 5% (see Note 9). The holders of the restructured note also agreed to release from their security another parcel of land that TSV had acquired in the May 2013 foreclosure.

After the final trustee’s sale, TSV owned a total of 20 parcels (now 16 after consolidation of certain parcels covering the same land area) which includes all of the parcels necessary to complete the first phase of the Project and which includes eight of nine parcels fronting U.S. Highway 50 or South Lake Tahoe Blvd. Management made the decision to purchase these parcels and notes in order to protect the Company’s existing investment in the loans by securing controlling ownership of the first phase of the Project.  With this control, TSV has secured the building permits to construct the first phase of the project consisting of 30,507 square feet of retail space and began construction during 2013. During 2013, the Company signed a construction contract for the first phase of the Project in the amount of $16,702,000 (including change orders to date) of which approximately $9,849,000 has been incurred as of March 31, 2014. TSV has capitalized approximately $14,476,000 in design, engineering, construction and other related development costs (including legal, consulting, property taxes and interest) as of March 31, 2014. It is possible that additional change orders will be submitted and construction costs may be higher than expected.

In February 2014, TSV entered into a Purchase and Sale Agreement to purchase nine additional parcels of land (and certain related assets) that constitute the balance of parcels in the second phase of the Project and that border the other parcels owned by TSV for $6,000,000 in cash. The purchase was finalized in April 2014 (subsequent to quarter end).

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

The approximate net income (loss) from Company real estate properties held within wholly-owned limited liability companies and other properties held for investment and sale with significant operating results (including gains/losses from sales), for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
DarkHorse Golf Club, LLC (golf course sold in 2012)	$2,000	$(104,000)
Lone Star Golf, LLC	(73,000)	(52,000)
Baldwin Ranch Subdivision, LLC	(33,000)	(26,000)
The Last Resort and Marina, LLC	(13,000)	(7,000)
54th Street Condos, LLC	1,000	(25,000)
Wolfe Central, LLC	99,000	99,000
AMFU, LLC	2,000	(3,000)
Phillips Road, LLC	43,000	7,000
1401 on Jackson, LLC (sold in 2013)	—	52,000
Broadway & Commerce, LLC	13,000	15,000
Brannan Island, LLC (foreclosed in 2013)	—	(36,000)
Piper Point Marina- held in Sandmound Marina, LLC (foreclosed in 2014)	(14,000)	—
Light industrial building, Paso Robles, California	52,000	49,000
Undeveloped industrial land, San Jose, California	(30,000)	(38,000)
Office condominium complex, Roseville, California	(13,000)	(25,000)
Storage facility/business, Stockton, California	81,000	78,000
Undeveloped land, Gypsum, Colorado	(70,000)	(60,000)
Retail complex, Hilo, Hawaii (sold in 2013)	—	(26,000)

Certain of the Company’s real estate properties held for sale and investment are leased to tenants under noncancellable leases with remaining terms ranging from one to thirteen years. Certain of the leases require the tenant to pay all or some operating expenses of the properties. The future minimum rental income from noncancellable operating leases due within the five years subsequent to March 31, 2014 and thereafter is as follows:

Twelve months ending March 31:
2015	$5,350,960
2016	2,398,006
2017	1,942,651
2018	1,435,066
2019	1,041,804
Thereafter (through 2026)	2,431,561

$14,600,048

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

OFG, at its sole discretion may, on a monthly basis, adjust the management and servicing fees as long as they do not exceed the allowable limits calculated on an annual basis. Even though the fees for a month may exceed 1/12 of the maximum limits, at the end of the calendar year the sum of the fees collected for each of the 12 months must be equal to or less than the stated limits. Management fees amounted to approximately $420,000 and $440,000 for the three months ended March 31, 2014 and 2013, respectively and are included in the accompanying consolidated statements of operations. Servicing fees amounted to approximately $38,000 and $43,000 for the three months ended March 31, 2014 and 2013, respectively, and are included in the accompanying consolidated statements of operations. As of March 31, 2014 and December 31, 2013, the Company owed management and servicing fees to OFG in the amount of approximately $158,000 and $294,000, respectively.

The maximum servicing fees were paid to OFG during the three months ended March 31, 2014 and 2013. The maximum management fees were paid to OFG during the three months ended March 31, 2014. If the maximum management fees had been paid to OFG during the three months ended March 31, 2013, the management fees would have been $478,000 (increase of $38,000), which would have decreased net income by approximately 2.7%.

In determining the management fees to pay to OFG, OFG may consider a number of factors, including current market yields, delinquency experience, un-invested cash and real estate activities. OFG expects that the management fees it receives from the Company will vary in amount and percentage from period to period. However, due to reduced levels of mortgage investments held by the Company, during the three months ended March 31, 2014 and the years ended December 31, 2013 and 2012, OFG has chosen to take close to the maximum compensation that it is able to take pursuant to the Management Agreement and will likely continue to take the maximum compensation for the foreseeable future.

Pursuant to the Management Agreement, OFG receives all late payment charges from borrowers on loans owned by the Company. The amounts paid to or collected by OFG for such charges totaled approximately $1,000 and $1,000 for the three months ended March 31, 2014 and 2013, respectively. In addition, the Company remits other miscellaneous fees to OFG, which are collected from loan payments, loan payoffs or advances from loan principal (i.e. funding, demand and partial release fees). The amounts paid to or collected by OFG for such fees totaled approximately $1,000 and $0 during the three months ended March 31, 2014 and 2013, respectively.

OFG originates all loans the Company invests in and receives loan origination and extension fees from borrowers. During the three months ended March 31, 2014, OFG earned approximately $209,000 in loan fees on loans originated of $9,049,000. OFG earned no such fees during the three months ended March 31, 2013.

OFG is reimbursed by the Company for the actual cost of goods, services and materials used for or by the Company and paid by OFG and the salary and related salary expense of OFG’s non-management and non-supervisory personnel performing services for the Company which could be performed by independent parties (subject to certain limitations in the Management Agreement). The amounts reimbursed to OFG by the Company were $157,000 and $158,000 during the three months ended March 31, 2014 and 2013, respectively. The Company also reimbursed certain of OFG’s officers for allowed expenses in the total amount of $1,000 and $0 during the three months ended March 31, 2014 and 2013, respectively.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

The Company paid Investor’s Yield, Inc. (a wholly owned subsidiary of OFG) approximately $30,000 and $3,000 in fees primarily related to certain foreclosure proceedings on Company loans during the three months ended March 31, 2014 and 2013, respectively.

NOTE 8 – LINE OF CREDIT PAYABLE

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

Borrowings under the Credit Facility mature on February 5, 2016.  Such borrowings will bear interest payable monthly, in arrears, on the first business day of each month, at the prime rate of interest established by CB&T from time-to-time plus one quarter percent (.25%) per annum (3.5% at March 31, 2014). Upon a default under the Credit Facility such interest rate increases by 2.00%. The Credit Facility required the payment of an origination fee of $100,000 and is subject to certain ongoing administrative fees and expenses. As of March 31, 2014, $115,000 of these fees had been paid and an additional $62,000 was paid in April 2014 (subsequent to quarter end).

The balance outstanding on the line of credit was $4,100,000 as of March 31, 2014. The total amount available to borrow as of March 31, 2014 was $12,700,000 ($8,600,000 available). As of the date of this filing, approximately $16,000,000 was available to be borrowed and the outstanding balance was approximately $7,161,000. Interest expense was approximately $2,000 for the three months ended March 31, 2014.

Borrowings under the Credit Facility are secured by certain assets of the Company. These collateral assets will include the grant to CB&T of first-priority deeds of trust on certain real property assets and trust deeds of the Company to be identified by the parties from time-to-time and all personal property of the Company, which collateral includes the assets described in the Security Agreement and in other customary “Collateral Agreements” that will be entered into by the parties from time-to-time. As of March 31, 2014, the carrying amount and classification of loans securing the Credit Facility were as follows:

March 31, 2014
Commercial	$9,625,000
Residential	8,446,188
$18,071,188

The borrowing base calculation outlined in the Advance Formula Agreement equals the sum of: (a) the lesser of (i) 75% of the outstanding principal balance of those mortgage loan promissory notes issued by the Company in the ordinary course of business that qualify as “Eligible Loan Notes” according to criteria outlined in the Advance Formula Agreement and (ii) 50% of the then-current appraised value of the real property securing such Eligible Loan Notes; plus (b) 50% of the then-current Appraised Value of the real property owned by the Company that qualifies as “Eligible Owned Real Property” according to criteria outlined in the Advance Formula Agreement.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

The Credit Facility contains affirmative, negative, and financial covenants which are customary for loans of this type, including among others: approvals of new leases or lease renewals with respect to Collateral properties; maintaining the Company’s principal bank accounts with CB&T and maintenance of $2,000,000 of Unencumbered Liquid Assets (reported as restricted cash on the accompanying consolidated balance sheets); obligations to use best efforts to keep certain of the Company’s properties fully leased; maintenance of minimum debt-to-tangible net worth and debt service coverage ratios; limitations on repurchasing or redeeming stock of the Company; limitations on incurrence of liens or additional indebtedness; restrictions against guarantying debt outside the ordinary course of business; restrictions on asset dispositions, capital or corporate restructuring or other transactions outside the ordinary course of business; and restrictions on making certain investments. The Company has complied with these covenants as of March 31, 2014.

The Credit Agreement contains certain events of default (subject to specified thresholds and, in certain cases, cure periods), including among others: nonpayment of principal and other amounts when due; breach of covenants or inaccuracy of representations and warranties; maintenance of required insurance; change in the management, ownership or control of the Company which CB&T believes could have a Material Adverse Effect as defined in the Credit Agreement; cross-default and/or cross-acceleration to other indebtedness; certain bankruptcy or insolvency events; the dissolution, merger or consolidation of the Company or if the Company ceases to do business as a going concern; the issuance of a writ of attachment, seizure or similar process against any part of the Company’s property; certain ERISA-related events; entry of non-appealable judgments against the Company that are not covered by insurance, or the entry of a levy or lien of attachment against any assets of the Company or entry by the Company into certain types of settlements; or if CB&T deems itself insecure with respect to the payment obligations of the Company or is of the opinion that a Material Adverse Effect has occurred or could occur. If an event of default occurs and is continuing under the Credit Agreement, CB&T may, among other things, terminate its obligations to lend under the Credit Facility and require the Company to repay all amounts owed thereunder.

NOTE 9 - NOTES PAYABLE

The Company has a note payable to a bank through its investment in 720 University (see Note 6), which is secured by the retail development located in Greeley, Colorado. The remaining principal balance on the note was approximately $9,873,000 and $9,918,000 as of March 31, 2014 and December 31, 2013, respectively. The note required monthly interest-only payments until March 1, 2010 at a fixed rate of 5.07% per annum. Commencing April 1, 2010, the note became amortizing and monthly payments of $56,816 are now required, with the balance of unpaid principal due on March 1, 2015. Interest expense was approximately $125,000 and $127,000 for the three months ended March 31, 2014 and 2013, respectively.

The Company also has three notes payable in the aggregate amount of $4,000,000 as of March 31, 2014 and December 31, 2013, respectively, related to the foreclosure or purchase of nine parcels by TSV in 2013 and 2012. Two of the notes with principal balances totaling $3,300,000 require semi-annual interest-only payments of 5% per annum and are due in December 2016 and one note with a principal balance of $700,000 requires quarterly interest-only payments of 5% per annum and is due in August 2017. The Company paid approximately $7,000 of interest on one of the notes during the three months ended March 31, 2014. As of March 31, 2014 and December 31, 2013, there was approximately $64,000 and $21,000, respectively, in accrued but unpaid interest on these notes. All interest paid/accrued has been capitalized to the basis of the land now under development.

The following table shows maturities on these notes payable as of March 31, 2014:

Twelve months ending March 31:
2015	$9,872,676
2016	—
2017	3,300,000
2018	700,000
$13,872,676

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE 10 – STOCKHOLDERS’ EQUITY

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

On August 9, 2013, the Board of Directors authorized a Rule 10b5-1 stock repurchase plan (the “Repurchase Plan”) under which the Company may buy up to the lesser of $7 million of its common stock or five percent of the shares of common stock outstanding as of that date. Under the Repurchase Plan, repurchases will be funded from available working capital, and the repurchased shares will be held as treasury stock. A Rule 10b5-1 plan permits the Company to repurchase shares at times when it might otherwise be prevented from doing so. The Repurchase Plan provides for stock repurchases to commence on September 23, 2013, and is subject to certain price, volume and timing constraints specified in the brokerage agreement. There is no guarantee as to the exact number of shares that will be repurchased by the Company. The Repurchase Plan is set to expire on May 19, 2014, although the Company may terminate the Repurchase Plan at any time. As of March 31, 2014 and December 31, 2013, the Company had repurchased 430,118 and 403,910 shares of its common stock, respectively, for a total cost of approximately $5,349,000 and $5,024,000 (including commissions) and an average cost of $12.44 per share.

NOTE 11 – RESTRICTED CASH

Contingency Reserves

In accordance with the charter, the Company is required to maintain cash, cash equivalents and marketable securities as contingency reserves in an aggregate amount of 1-1/2% of Capital as defined in the charter. Although the manager believes the contingency reserves are adequate, it could become necessary for the Company to sell or otherwise liquidate certain of its investments or other assets to cover such contingencies on terms which might not be favorable to the Company, which could lead to unanticipated losses upon sale of such assets.

The contingency reserves required per the charter as of March 31, 2014 and December 31, 2013 were approximately $3,894,000 and $3,895,000, respectively, and are reported as restricted cash in the accompanying consolidated balance sheets. Cash and cash equivalents as of the same dates were accordingly maintained as reserves. The $2,000,000 required to be held in a non-interest bearing account pursuant to the line of credit agreement is part of this balance (see Note 8).

Escrow Deposits

Restricted cash includes deposits held in third party escrow accounts to pay property taxes on Company real estate in the amounts of approximately $93,000 and $200,000 as of March 31, 2014 and December 31, 2013, respectively.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE 12 – FAIR VALUE

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

Impaired Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and a specific allowance for loan losses is established.  A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement or when monthly payments are delinquent greater than ninety days. Once a loan is identified as impaired, management measures impairment in accordance with ASC 310-10-35.  The fair value of impaired loans is estimated by either an observable market price (if available) or the fair value of the underlying collateral, if collateral dependent.  The fair value of the loan’s collateral is determined by third party appraisals (by licensed appraisers), broker price opinions, comparable properties or other indications of value. Those impaired loans not requiring an allowance represent loans for which the fair value of the collateral exceed the recorded investments in such loans. At March 31, 2014 and December 31, 2013, the majority of the total impaired loans were evaluated based on the fair value of the collateral by obtaining third party appraisals that valued the collateral primarily by utilizing an income or market approach or some combination of the two.  In accordance with ASC 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser using observable market data, the Company records the impaired loan as nonrecurring Level 2.  When an appraised value is not available, when management determines the fair value of the collateral is further impaired below the appraised value or when there is no observable market data included in a current appraisal, the Company records the impaired loan as nonrecurring Level 3. Unobservable market data included in appraisals often includes adjustments to comparable property sales for such items as location, size and quality to estimate fair values using a sales comparison approach.  Unobservable market data also includes cash flow assumptions and capitalization rates used to estimate fair values under an income approach.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

Real Estate Held for Sale and Investment

Real estate held for sale and investment includes properties acquired through foreclosure of the related loans. When property is acquired, any excess of the Company’s recorded investment in the loan and accrued interest income over the estimated fair market value of the property, net of estimated selling costs, is charged against the allowance for loan losses. Subsequently, real estate held for sale properties are carried at the lower of carrying value or fair value less costs to sell. The Company periodically compares the carrying value of real estate held for investment to expected future cash flows as determined by internally or third party generated valuations (including third party appraisals that primarily utilize an income or market approach or some combination of the two) for the purpose of assessing the recoverability of the recorded amounts. If the carrying value exceeds future undiscounted cash flows, the assets are reduced to fair value. As fair value is generally based upon the future undiscounted cash flows, the Company records the impairment on real estate properties as nonrecurring Level 3.  Unobservable market data included in appraisals often includes adjustments to comparable property sales for such items as location, size and quality to estimate fair values using a sales comparison approach.  Unobservable market data also includes cash flow assumptions and capitalization rates used to estimate fair values under an income approach.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents information about the Company’s assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2014 and December 31, 2013:

		Fair Value Measurements Using
	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2014
Nonrecurring:
Impaired loans:
Commercial	$1,169,653	—	—	$1,169,653
Residential	4,896,000	—	—	4,896,000
Total	$6,065,653	—	—	$6,065,653

Real estate properties:
Commercial	$408,000	—	—	$408,000
Land	2,770,560	—	—	2,770,560
Total	$3,178,560	—	—	$3,178,560

December 31, 2013
Nonrecurring:
Impaired loans:
Commercial	$541,956	—	—	$541,956
Residential	4,896,000	—	—	4,896,000
Total	$5,437,956	—	—	$5,437,956

Real estate properties:
Commercial	$408,000	—	—	$408,000
Land	433,920	—	—	433,920
Total	$841,920	—	—	$841,920

The provision for (reversal of) loan losses based on the fair value of loan collateral less estimated selling costs for the impaired loans above totaled approximately $73,000 and $(188,000) during the three months ended March 31, 2014 and 2013, respectively. An impairment loss of approximately $8,000 was recorded on one real estate property during the three months ended March 31, 2014. No impairment losses were recorded on real estate properties during the three months ended March 31, 2013.

During the three months ended March 31, 2014 and 2013, there were no transfers in or out of Levels 1 and 2.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2014 and December 31, 2013:

At March 31, 2014:
Description	Fair Value	Valuation Technique	Significant Unobservable Inputs	Input (Range) [Weighted Average]

Impaired Loans:

Commercial	$1,169,653	Appraisal	Estimate of Future Improvements	13.6%
			Capitalization Rate	(5.0 to 6.5%) [5.7%]
			Comparable Sales Adjustment	(-59% to 32%) [-10.6%]
Residential	$4,896,000	Appraisal	Capitalization Rate	5.5%
			Comparable Sales Adjustment	(-19.1% to 39%)

Real Estate Properties:
Commercial	$408,000	Appraisal	Comparable Sales Adjustment	(-186.2% to -27.1%)
			Capitalization Rate	8.2%
			Estimate of Future Improvements	15.8%
Land	$2,770,560	Appraisal	Comparable Sales Adjustment	(-33.3% to 62.8%) [29.7%]
			Estimate of Future Improvements	54.1%
			Discount Rate	8.0%

At December 31, 2013:
Description	Fair Value	Valuation Technique	Significant Unobservable Inputs	Input (Range) [Weighted Average]

Impaired Loans:
Commercial	$541,956	Appraisal	Estimate of Future Improvements	13.6%
			Capitalization Rate	6.5%
			Comparable Sales Adjustment	(-59% to -2.3%)
Residential	$4,896,000	Appraisal	Capitalization Rate	5.5%
			Comparable Sales Adjustment	(-19.1% to 39%)
Real Estate Properties:
Commercial	$408,000	Appraisal	Comparable Sales Adjustment	(-186.2% to -27.1%)
			Capitalization Rate	8.2%
			Estimate of Future Improvements	15.8%
Land	$433,920	Appraisal	Comparable Sales Adjustment	(-33.3% to 35.5%) [7.5%]
			Estimate of Future Improvements	54.1%

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

Where only one percentage is presented in the above table there was only one unobservable input of that type for one loan or property. Adjustments to comparable sales included items such as market conditions, location, size, condition, access/frontage and intended use.

The approximate carrying amounts and estimated fair values of financial instruments at March 31, 2014 and December 31, 2013 are as follows:
		Fair Value Measurements at March 31, 2014
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$1,423,000	$1,423,000	$—	$—	$1,423,000
Restricted cash	3,987,000	3,987,000	—	—	3,987,000
Loans, net	57,525,000	—	—	58,156,000	58,156,000
Investment in limited liability company	2,184,000	—	—	2,352,000	2,352,000
Interest and other receivables	1,661,000	—	156,000	1,505,000	1,661,000

Financial liabilities
Due to Manager	$158,000	$—	$158,000	$—	$158,000
Accrued interest payable	109,000	—	109,000	—	109,000
Line of credit payable	4,100,000	—	—	4,100,000	4,100,000
Notes payable	13,873,000	—	—	13,848,000	13,848,000

		Fair Value Measurements at December 31, 2013
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$8,159,000	$8,159,000	$—	$—	$8,159,000
Restricted cash	4,095,000	4,095,000	—	—	4,095,000
Loans, net	54,057,000	—	—	54,602,000	54,602,000
Investment in limited liability company	2,143,000	—	—	2,352,000	2,352,000
Interest and other receivables	1,674,000	—	238,000	1,436,000	1,674,000

Financial liabilities
Due to Manager	$294,000	$—	$294,000	$—	$294,000
Accrued interest payable	64,000	—	64,000	—	64,000
Notes payable	13,918,000	—	—	13,960,000	13,960,000

The following methods and assumptions were used by the Company in estimating the fair value of each class of financial instruments:

Cash, cash equivalents and restricted cash: The carrying value of cash and cash equivalents and restricted cash approximates the fair value because of the liquidity and/or relatively short maturity of these instruments and are classified as Level 1.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

Loans, net: The fair value of loans that are not impaired are estimated using discounted cash flow methodology, using discount rates, which, in the opinion of management, best reflect current market interest rates that would be offered for loans with similar characteristics and credit quality but are often unobservable resulting in a Level 3 classification. The fair value of loans that are impaired are estimated by the Company primarily through the use of third party appraisals of the underlying collateral. Such appraisals often include unobservable market data including adjustments to comparable property sales for such items as location, size and quality to estimate fair values using a sales comparison approach and include cash flow assumptions and capitalization rates used to estimate fair values under an income approach resulting in a Level 3 classification.

Investment in limited liability company: The fair value of the Company’s investment in limited liability company is estimated based on an appraisal obtained which used unobservable inputs and is classified as Level 3.

Line of credit payable: The fair value of the Company’s line of credit payable is estimated based upon comparable market indicators of current pricing for the same or similar issue or on the current rate offered to the Company for debt of the same remaining maturity but may be unobservable resulting in a Level 3 classification.

Notes payable: The fair values of the Company’s notes payable are estimated based upon comparable market indicators of current pricing for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities but may be unobservable resulting in a Level 3 classification.

Other: The carrying values of interest and other receivables, due to Manager and accrued interest payable are estimated to approximate fair values due to the short term nature of these instruments and are classified as Level 2 (except for accrued interest and advances related to loans which are classified as Level 3).

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Environmental Remediation Obligations

The Company has an obligation to pay all required costs to remediate and monitor contamination of the real properties owned by 1850. As part of the Operating Agreement executed by the Company and its joint venture partner in 1850, Nanook, the Company has indemnified Nanook against all obligations related to the expected costs to monitor and remediate the contamination. In 2008, the Company had accrued an amount that a third party consultant had estimated will need to be paid to monitor and remediate the site. The majority of clean-up activities were completed during 2012 as part of the tenant’s construction of a new building on the site. Thus, approximately $460,000 was paid by the Company from the previously established liability, and an additional $100,000 was accrued during the year ended December 31, 2012 as a result of an updated estimate of future costs to be incurred. If additional amounts are required, it will be an obligation of the Company. As of March 31, 2014 and December 31, 2013, approximately $62,000 and $63,000 of this obligation remains accrued on the Company’s books. All costs for this remediation will be paid from cash reserves.

During the course of due diligence performed by a potential buyer of TOTB during 2012, a low level of arsenic was found in the ground water of a monitoring well located on the property owned by TOTB. While the level of arsenic exceeds the minimum level acceptable for drinking water standards, the water under this property is subject to tidal influence and is not used for domestic consumption.  TOTB has retained an environmental consultant to perform additional testing and analysis with the goal of petitioning the appropriate governmental agency to issue a no further action letter for this property due to the low level of contamination and the low quality of the ground water under the property.  At this time, the costs of any potential remediation and/or monitoring are unknown and cannot be estimated. As of March 31, 2014 and December 31, 2013, approximately $69,000 and $65,000 had been accrued and/or paid for testing and analysis.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

Contractual Obligations

The Company has entered into various contracts related to construction of the retail portion of the land owned by TSV. The aggregate amount of these contracts is approximately $19,240,000 as of the date of this filing, of which approximately $11,716,000 was incurred as of March 31, 2014. All costs for this project will be paid from cash reserves, from the recently obtained line of credit, and/or financing to be obtained in the future. It is possible that additional change orders will be submitted and construction costs may be higher than expected.

The Company has also entered into contracts for the initial design, architectural and engineering services related to the possible renovation of the vacant building owned by TOTB in the amount of approximately $193,000 (as revised) of which approximately $118,000 has been incurred to date.

Legal Proceedings

The Company is involved in various legal actions arising in the normal course of business.  In the opinion of management, such matters will not have a material effect upon the financial position of the Company.

NOTE 14 – SUBSEQUENT EVENT

Credit Facility

On April 22, 2014, the Company entered into a Secured Revolving Credit Loan Agreement (“Credit Agreement”) with Opus Bank (“Opus”) as the lender and executed a Promissory Note in favor of Opus, which agreements provide the Company with a new revolving line of credit facility (the “Opus Credit Facility”).  As a condition to providing the Opus Credit Facility to the Company, Opus also required the Company’s Chairman of the Board, President and Chief Executive Officer, William C. Owens, to enter into a Carveout Payment Guaranty (the “Guaranty”), dated April 22, 2014, in favor of Opus.  Mr. Owens’ has delivered the Guaranty in his individual capacity and as sole trustee of Owens Trust, a California trust controlled by Mr. Owens, to guarantee performance by the Company of certain specified obligations under the Credit Facility.  Subject to various conditions, borrowings under the Opus Credit Facility will be used by the Company for general corporate purposes and to finance the origination of new commercial real estate loans.

The maximum borrowings under the revolving Opus Credit Facility is the lesser of $20,000,000, which is the face amount of the Promissory Note, or the Maximum Allowed Advance amount determined pursuant to a borrowing base calculation described in the Credit Agreement. No funds have been borrowed to date under the Opus Credit Facility, and the Company borrowing availability under the borrowing base calculation is being determined by the parties and is expected to initially be significantly less than $20,000,000. At any time that the aggregate principal amount of the total borrowings under the Opus Credit Facility exceeds the Maximum Allowed Advance permitted pursuant to the borrowing base calculation, the Company must promptly repay an amount equal to such excess.

Advances under the Opus Credit Facility may be made by Opus until April 1, 2016.  All borrowings under the Opus Credit Facility bear interest payable monthly, in arrears, on the first business day of each month, as follows: (i) continuing through October 1, 2014 the rate of interest will be 4.5%; (ii) commencing October 1, 2014, and on each six month anniversary thereafter during the term (the “Rate Change Date”) the rate of interest will be reset to the Six Month LIBOR rate of interest (currently .33%) as reported on such Rate Change Date plus four percent (4.0%) per annum but in no event will the interest rate be lower than 4.5% per annum. Upon a default under the Opus Credit Facility such interest rate increases by an additional 5.00%. Commencing on May 1, 2016, in addition to the required interest payments, the Company is also required to make mandatory monthly principal payments and all amounts under the Opus Credit Facility are to be repaid not later than April 1, 2017.

Borrowings under the Opus Credit Facility will be secured by certain of the Company's assets. These collateral assets will include the following types of assets to be identified by the parties and described in Borrowing Base Collateral Certificates  to be entered into by the parties from time-to-time: (i) the grant to Opus of first-priority deeds of trust on certain of the Company's real property assets that meet related eligibility requirements set forth in the Credit Agreement (as further defined in the Credit Agreement, the “REO Collateral”); and (ii) the grant to Opus of a collateral interest in mortgage loan promissory notes issued by the Company in the ordinary course of business that meet related eligibility requirements set forth in the Credit Agreement (as further defined in the Credit Agreement, the “Note Collateral”).

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

The borrowing base calculation outlined in the Credit Agreement equals the sum of: (a) the lesser of (i) 70% of the outstanding principal balance of the Note Collateral and (ii) 50% of the then-current Appraised Value of the real property securing such Note Collateral; plus (b) 60% of the then-current Appraised Value of the real property owned by the Company that qualifies as REO Collateral.

The Opus Credit Facility contains affirmative, negative, and financial covenants which are customary for loans of this type, including among others: approvals of new leases or lease renewals with respect to collateral properties; maintaining a minimum of $2,500,000 (potentially increasing to $5,000,000 six months after entering into the Credit Agreement) in bank accounts maintained at Opus; compliance by Mr. Owens with all terms of the Guaranty obligations; maintenance of minimum debt-to-tangible net worth and debt service coverage ratios and limitations on making dividends or distributions that could cause a material adverse change in the Company’s financial position or have other financial consequences as described in the agreements. The Opus Credit Facility required the payment of an origination fee of $100,000 and is subject to certain administrative fees and expenses. As of March 31, 2014, $80,000 of these fees had been paid and an additional $82,000 was paid in April 2014 (subsequent to quarter end).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The following discussion provides information to assist you in understanding our financial condition and results of operations.  This discussion and analysis contains forward-looking statements. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. When we use the words “may,” “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “project” or similar expressions, it intends to identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties, as more particularly set forth in our filings with the Securities and Exchange Commission, including those described in the “Forward Looking Statements” and “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2013, that could cause actual results to differ materially from those projected in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview and Background

We are a specialty finance company that focuses on the origination, investment and management of commercial real estate mortgage loans.  We provide customized, short-term capital to small and middle-market investors and developers who require speed and flexibility. We are organized and conduct our operations to qualify as a real estate investment trust, or REIT, for U.S. federal income tax purposes. We are externally managed and advised by Owens Financial Group, Inc. (“OFG”), a specialized commercial real estate management company that has originated, serviced and managed alternative commercial real estate investments since 1951.

The Company is a Maryland corporation formed to reorganize the business of its predecessor, OMIF, into a publicly traded REIT. OMIF was a California Limited Partnership registered with the Securities and Exchange Commission that was formed in 1983 for the purposes of funding and servicing short-term commercial real estate loans.

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

On May 20, 2013, OMIF merged with and into the Company with the Company as the surviving entity, succeeding to and continuing the operations of OMIF. The Company now, by virtue of the Merger, directly or indirectly owns all of the assets and business formerly owned by OMIF. The Company is a deemed successor issuer to OMIF pursuant to Rule 12g-3(a) under the Exchange Act, and on July 1, 2013, the Company’s Common Stock was listed on the NYSE MKT exchange.  For accounting purposes, the merger was treated as a transfer of assets and exchange of shares between entities under common control. The accounting basis used to initially record the assets and liabilities in the Company was the carryover basis of OMIF.

Our primary sources of revenue are interest income earned on our loan portfolio and revenues we generate from our operating real estate assets. We have resumed originating loans and, between May and December 2013, the Company originated $30.2 million of commercial real estate loans (including $11.9 million in carryback financing from the sales of real estate properties). We originated an additional $9.1 million in mortgage loans during the first quarter of 2014. While we believe the Company is well positioned to capitalize on lending opportunities as the economy continues to recover, there can be no assurances that we will be able to identify and make loans to suitable commercial real estate borrowers or have adequate liquidity and capital to fund such loans.

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

Over the past six years, we have experienced increased delinquent loans and foreclosures which have created substantial losses. In addition, we now own significantly more real estate than in the past, which has reduced cash flow and net income. As of March 31, 2014, approximately 47% of our loans are impaired and/or past maturity. As of March 31, 2014, we own approximately $143 million of real estate held for sale or investment, which is approximately 68% of total assets. During the three month period ended March 31, 2014, we foreclosed on one loan and obtained the two securing properties in the trustee’s sale (land and a marina/campground located in Bethel Island, California) with an estimated net fair market value of $3,498,000. We did not sell any properties during the three months ended March 31, 2014 but recognized an additional $257,000 in deferred gain under the installment method due to a partial repayment received on a carryback loan from the sale of a real estate property in late 2012.  We will continue to attempt to sell certain of our properties but may need to sell them for losses or wait until market values recover. In addition, under the REIT tax rules, we may be subject to a “prohibited transaction” penalty tax on tax gains from the sale of our properties in certain circumstances. In order to fit within a REIT “safe harbor” and avoid prohibited transaction tax, we expect to wait to sell any property that would result in tax gain until we have held such property for at least two years after the conversion (May 2015). In addition, we are also limited in the number and dollar amount of properties we can sell in a given year under the REIT tax rules.

Although management believes that only three of our delinquent loans will result in loss to the Company (and has caused the Company to record specific allowances for loan losses on such loans), real estate values could decrease further. Management continues to perform frequent evaluations of such collateral values using internal and external sources, including the use of updated independent appraisals.  As a result of these evaluations, the allowance for loan losses and our investments in real estate could change in the near term, and such changes could be material.

Our website can be found at www.owensmortgage.com. We make available through the website, access to our annual and quarterly financial statements, current reports on Form 8-K, and amendments to those reports, as well as proxy statements and other periodic reports and filings submitted to the SEC. We also provide access to our Company presentations, fact sheets, press releases and corporate governance information.

Business Strategy

Our primary business objective is to provide our stockholders with attractive risk-adjusted returns by producing consistent and predictable dividends while maintaining a strong balance sheet. We believe we have positioned the Company for future growth and seek to increase funds from operations, or FFO, and distributions to stockholders through active portfolio management and execution of our business plan which is outlined below:

•	Capitalize on market lending opportunity by leveraging our existing origination network to expand our commercial real estate loan portfolio.
•	Enhance and reposition our commercial real estate assets through the investment of capital and strategic management.
•	Increase liquidity available for lending activities by focusing on opportunities to remove real estate assets from our balance sheet.
•	Manage leverage to marginally expand sources of liquidity while maintaining a conservative balance sheet.

Current Market Conditions, Risks and Recent Trends

During 2013 and the first quarter of 2014, the global capital, credit and real estate markets continued to slowly recover from the economic downturn which began in 2007, and we expect this trend to continue through 2014. However, despite these improvements, the overall market recovery remains uncertain. Should the economy regress, the commercial real estate sector may experience additional losses and operating challenges.

Critical Accounting Policies

Please refer to the section of ORM’s Annual Report on Form 10-K for the year ended December 31, 2013 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Critical Accounting Policies” for a discussion of our critical accounting policies. During the three months ended March 31, 2014, there were no material changes to these policies.

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

Results of Operations

Net income attributable to our common stockholders decreased approximately $669,000 during the three months ended March 31, 2014, as compared to the same period in 2013. This decrease was primarily a result of the following:

•
A decrease in gain on foreclosure of loans as a foreclosure of a loan purchased at a discount during the quarter ended March 31, 2013 resulted in a gain of approximately $952,000, whereas only $257,000 in gain was recorded on the foreclosure of a loan during the quarter ended March 31, 2014. In addition, we recorded a provision for loan losses of approximately $127,000 ($54,000 increase in general reserve and $73,000 increase in specific reserve primarily due to establishment of a reserve on a newly impaired loan) during the quarter ended March 31, 2014, as compared to a reversal of provision for loan losses of approximately $257,000 during the quarter ended March 31, 2013.

•
The above items that decreased net income were partially offset by 1) an increase in interest income on loans of approximately $250,000 during the quarter ended March 31, 2014, as compared to 2013, due to an increase in the average balance of performing loans in our loan portfolio; 2) an increase in net income from real estate properties of approximately $110,000 during the quarter ended March 31, 2014, as compared to 2013, as a result of increased rental rates and/or occupancy and decreased operating expenses on certain of our real estate properties held for investment and the sale of certain operating properties during 2013 which had net losses during the quarter ended March 31, 2013; and 3) an increase in gain on sale of real estate during the quarter ended March 31, 2014 as a result of deferred gain recognized on a property sold at the end of 2012 due to a partial principal repayment received on the carry back loan during the quarter.

Summary of Financial Results
	Three Months Ended March 31,
	2014	2013

Total revenues	$4,125,493	$4,604,798
Total expenses	3,597,568	3,231,443
Operating income	527,925	1,373,355
Gain on sale of real estate, net	277,184	30,337
Net income	805,109	1,403,692
Less: Net (income) loss attributable to non-controlling interests	(44,546)	26,240
Net income attributable to common stockholders	$760,563	$1,429,932
Net income per common share (basic and diluted)	$0.07	$0.13
Weighted average number of common shares outstanding	10,769,498	11,198,119
Dividends declared per share of common stock	0.05	0.003

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Total Revenues

Interest income on loans increased $250,000 (28.1% increase) during the three months ended March 31, 2014, as compared to the same period in 2013. This increase was primarily due to an increase in the average balance of performing loans between 2013 and 2014 of approximately 40%.

Rental and other income from real estate properties decreased $33,000 (1.2% decrease) during the three months ended March 31, 2014, as compared to the same period in 2013, primarily due to the sale of three operating properties during 2013, net of increased rental rates and/or occupancy on certain of our properties during the latter part of 2013 and the first quarter of 2014.

Total Expenses

Management fees amounted to approximately $420,000 and $440,000 for the three months ended March 31, 2014 and 2013, respectively. Servicing fees amounted to approximately $38,000 and $43,000 for the three months ended March 31, 2014 and 2013, respectively.

The maximum servicing fees were paid to the manager during the three months ended March 31, 2014 and 2013. The maximum management fees were paid to the manager during the three months ended March 31, 2014. If the maximum management fees had been paid to the manager during the three months ended March 31 2013, the management fees would have been $478,000 (increase of $38,000), which would have decreased net income by approximately 2.7%.

The maximum management fee permitted under the Management Agreement is 2.75% per year of the average unpaid balance of mortgage loans. For the years 2011, 2012 and 2013 and the three months ended March 31, 2014 (annualized), the management fees were 2.19%, 2.67%, 2.74% and 2.75% of the average unpaid balance of mortgage loans, respectively. Although management fees as a percentage of mortgage loans have increased between 2011 and 2014, the total dollar amount of management fees paid to the manager has decreased because the weighted balance of the loan portfolio has decreased by approximately 42% between 2011 and 2014.

In determining the management fees, the manager may consider a number of factors, including current market yields, delinquency experience, un-invested cash and real estate activities. The manager expects that the management fees it receives from us will vary in amount and percentage from period to period. However, due to reduced levels of mortgage investments held by us during the quarter ended March 31, 2014, the manager chose to take close to the maximum compensation that it is able to take pursuant to the charter and will likely continue to take the maximum compensation for the foreseeable future.

General and administrative expense increased $143,000 (52.2% increase) during the three months ended March 31, 2014, as compared to the same period in 2013. The increase was due primarily to new expenses incurred as a result of the Merger and conversion to a REIT including legal, marketing/investor relations, dues, insurance, listing fees, directors’ fees and transfer agent fees, among others.

Rental and other expenses on real estate properties decreased $292,000 (13.2% decrease) during the three months ended March 31, 2014, as compared to the same period in 2013, primarily due to reduced operating costs on certain of our rental properties during the quarter and the sales of three operating properties during 2013.

Depreciation and amortization expense increased $148,000 (37.2% increase) during the three months ended March 31, 2014, as compared to the same period in 2013, primarily because no depreciation was recorded on the property held within TOTB Miami, LLC during the quarter ended March 31, 2013 when the property was classified as “Held for sale”. The property was subsequently transferred to "Held for Investment". Depreciation expense of $150,000 was recorded during the quarter ended March 31, 2014.

The provision for loan losses of $127,000 during the three months ended March 31, 2014 was the result of an analysis performed on the loan portfolio. The general loan loss allowance increased $54,000 during the three months ended March 31, 2014 due to an increase in the balance of non-delinquent loans during the quarter. The specific loan loss allowance increased $73,000 during the three months ended March 31, 2014, primarily because a reserve was established on a newly impaired loan with a principal balance of $690,000 during the quarter. We recorded a reversal of the provision for loan losses of $(257,000) during the three months ended March 31, 2013.

Gain on Sales of Real Estate

Gain on sales of real estate increased $247,000 during the three months ended March 31, 2014, as compared to the same period in 2013. During the three months ended March 31, 2014, we recorded approximately $277,000 of deferred gain under the installment method related to the sale of the condominiums located in Santa Barbara, California in 2012 (and held within Anacapa Villas, LLC) due to a partial principal repayment received on the carry back loan during the quarter. During the three months ended March 31, 2013, we sold four lots (one with a manufactured home) in the manufactured home subdivision development in Ione, California for gain of approximately $30,000.

Net Loss (Income) Attributable to Non-Controlling Interests

Net income attributable to non-controlling interests increased $71,000 (from a loss of $26,000 to income of $45,000 during the three months ended March 31, 2014, as compared to the same period in 2013, due primarily to a net loss of approximately $46,000 from 1875 West Mission Blvd., LLC during the quarter ended March 31, 2013 that was not experienced during 2014 as the property was sold in May 2013.

Financial Condition

March 31, 2014 and December 31, 2013

Loan Portfolio

During the quarter ended March 31, 2014, we rewrote one loan in the amount of $616,000 (original principal balance of $600,000) and originated six new loans with aggregate principal balances totaling $8,433,000 (total of $9,049,000).  We also received partial payoffs on two loans totaling $1,906,000. In addition, we foreclosed on one loan secured by land and a marina/campground located in Bethel Island, California in the amount of $2,960,000 during the quarter.

Our portfolio of loan investments increased from 22 to 26, and the average loan balance decreased from $2,673,000 to $2,400,000, between December 31, 2013 and March 31, 2014.

As of March 31, 2014 and December 31, 2013, we had ten loans that were impaired totaling approximately $29,135,000 (47%) and $31,738,000 (54%), respectively.  This included five past maturity loans totaling $14,292,000 (23%) and $16,908,000 (29%), respectively. In addition, three loans totaling approximately $1,290,000 (2%) were past maturity but current in monthly payments as of December 31, 2013, (combined total of impaired and past maturity loans of $29,135,000 (47%) and $33,028,000 (56%), respectively). Of the impaired and past maturity loans, approximately $4,291,000 (7%) and $6,981,000 (12%), respectively, were in the process of foreclosure and no loans involved borrowers who were in bankruptcy as of March 31, 2014 and December 31, 2013.  In April 2014 (subsequent to quarter end), a notice of default was filed on one delinquent/impaired loan with a principal balance of $690,000.

As of March 31, 2014 and December 31, 2013, approximately $62,122,000 (99.6%) and $58,527,000 (99.5%) of our loans are interest-only and require the borrower to make a “balloon payment” on the principal amount upon maturity of the loan. To the extent that a borrower has an obligation to pay mortgage loan principal in a large lump sum payment, its ability to satisfy this obligation may be dependent upon its ability to sell the property, obtain suitable refinancing or otherwise raise a substantial cash amount. As a result, these loans involve a higher risk of default than fully amortizing loans. Borrowers occasionally are not able to pay the full amount due at the maturity date.  We may allow these borrowers to continue making the regularly scheduled monthly interest payments for certain periods of time to assist the borrower in meeting the balloon payment obligation without formally filing a notice of default.  These loans for which the principal is due and payable, but the borrower has failed to make such payment of principal, are referred to as “past maturity loans”. As of March 31, 2014 and December 31, 2013, we had five and eight past maturity loans totaling approximately $14,292,000 and $18,198,000, respectively.

As of March 31, 2014 and December 31, 2013, we held the following types of loans:

	March 31, 2014	December 31, 2013
By Property Type:
Commercial	$34,470,078	$26,158,878
Residential	25,555,598	27,461,913
Land	2,366,003	5,175,502
	$62,391,679	$58,796,293
By Position:
Senior loans	$56,471,679	$52,876,293
Junior loans*	5,920,000	5,920,000
	$62,391,679	$58,796,293
* The junior loans in our portfolio at March 31, 2014 and December 31, 2013 are junior to existing senior loans held by us and are secured by the same collateral.

The types of property securing the Company’s commercial real estate loans are as follows as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Commercial Real Estate Loans:
Retail	$4,156,000	$4,140,000
Assisted care	4,021,946	4,021,946
Office	15,747,132	15,484,932
Industrial	1,245,000	1,245,000
Marina	3,200,000	—
Apartment	2,980,000	—
Storage	1,853,000	—
Golf course	1,267,000	1,267,000
	$34,470,078	$26,158,878

Scheduled maturities of loan investments as of March 31, 2014 and the interest rate sensitivity of such loans are as follows:

	Fixed	Variable
	Interest	Interest
	Rate	Rate	Total
Year ending March 31:
2014 (past maturity)	$14,292,219	$—	$14,292,219
2015	15,947,943	5,939,699	21,887,642
2016	8,569,000	—	8,569,000
2017	3,125,000	1,450,000	4,575,000
2018	—	—	—
2019	11,478,380	—	11,478,380
Thereafter (through Mar. 2028)	269,438	1,320,000	1,589,438
	$53,681,980	$8,709,699	$62,391,679

Variable rate loans may use as indices the one-year, five-year and 10-year Treasury Constant Maturity Index (0.13%, 1.73% and 2.73%, respectively, as of March 31, 2014), the prime rate (3.25% as of March 31, 2014) or the weighted average cost of funds index for Eleventh District savings institutions (0.71% as of March 31, 2014) or include terms whereby the interest rate is adjusted at a specific later date. Premiums over these indices have varied from 2.0% to 6.5% depending upon market conditions at the time the loan is made.

The following is a schedule by geographic location of loan investments as of March 31, 2014 and December 31, 2013:
	March 31, 2014	Portfolio	December 31, 2013	Portfolio
	Balance	Percentage	Balance	Percentage
Arizona	$7,535,000	12.08%	$7,535,000	12.81%
California	42,553,457	68.20%	39,862,058	67.80%
Hawaii	1,450,000	2.32%	1,450,000	2.47%
Louisiana	1,520,000	2.44%	1,520,000	2.58%
Oregon	1,250,000	2.00%	—	—%
Pennsylvania	4,021,946	6.45%	4,021,946	6.84%
Utah	2,045,273	3.28%	2,391,286	4.07%
Washington	2,016,003	3.23%	2,016,003	3.43%
	$62,391,679	100.00%	$58,796,293	100.00%

As of March 31, 2014 and December 31, 2013, our loans secured by real property collateral located in Northern California totaled approximately 59% ($36,614,000) and 55% ($32,362,000), respectively, of the loan portfolio. The Northern California region (which includes Monterey, Fresno, Kings, Tulare and Inyo counties and all counties north) is a large geographic area which has a diversified economic base. The ability of borrowers to repay loans is influenced by the economic strength of the region and the impact of prevailing market conditions on the value of real estate. In addition, as of March 31, 2014 approximately 80% of our loans were secured by real estate located in the states of California and Arizona, which, up until recently, have experienced dramatic reductions in real estate values over the past six years.

The allowance for loan losses increased by $127,000 and decreased by $257,000 during the three months ended March 31, 2014 and 2013, respectively.  The manager believes that the allowance is sufficient given the estimated underlying collateral values of impaired loans. There is no precise method used by the manager to predict delinquency rates or losses on specific loans.  The manager has considered the number and amount of delinquent loans, loans subject to workout agreements and loans in bankruptcy in determining the allowance for loan losses, but there can be no absolute assurance that the allowance is sufficient.  Because any decision regarding allowance for loan losses reflects judgment about the probability of future events, there is an inherent risk that such judgments will prove incorrect.  In such event, actual losses may exceed (or be less than) the amount of any reserve.  To the extent that we experience losses greater than the amount of our reserves, we may incur a charge to earnings that will adversely affect operating results and the amount of any dividends paid.

Changes in the allowance for loan losses for the three months ended March 31, 2014 and 2013 were as follows:

	March 31, 2014	March 31, 2013
Balance, beginning of period	$4,739,088	$24,417,897
Provision for (reversal of ) loan losses	127,172	(257, 213)
Balance, end of period	$4,866,260	$24,160,684

As of March 31, 2014 and December 31, 2013, there was a general allowance for loan losses of $1,168,000 and $1,114,000, respectively, and a specific allowance for loan losses on three and two loans in the total amount of $3,698,260 and $3,625,088, respectively.

Real Estate Properties Held for Sale and Investment

As of March 31, 2014, the Company held title to twenty-nine properties that were acquired through foreclosure with a total carrying amount of approximately $142,912,000 (including properties held in one corporation and twelve limited liability companies), net of accumulated depreciation on real estate held for investment of $10,119,000. As of March 31, 2014, properties held for sale total $5,910,000 and properties held for investment total $137,002,000. When we acquire property by foreclosure, we typically earn less income on those properties than could be earned on loans and may not be able to sell the properties in a timely manner.

Real estate properties held for sale as of March 31, 2014 and December 31, 2014 consists of the following properties acquired through foreclosure:

	March 31, 2014	December 31, 2013
Undeveloped, industrial land, San Jose, California	$1,958,400	$1,958,400
Undeveloped, commercial land, Half Moon Bay, California	1,468,800	1,468,800
Marina with 30 boat slips and 11 RV spaces, Oakley, California (held within The Last Resort and Marina, LLC)	408,000	408,000
Golf course, Auburn, California (held within Lone Star Golf, Inc.)	1,981,291	1,961,284
1/7th interest in single family home, Lincoln City, Oregon	93,647	93,647
	$5,910,138	$5,890,131

Real estate held for investment is comprised of the following properties as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Light industrial building, Paso Robles, California	$1,476,540	$1,489,120
Office buildings, Roseville, California	758,284	767,077
Retail complex, Greeley, Colorado (held within 720 University, LLC)	11,670,838	11,697,485
Undeveloped, residential land, Madera County, California	726,580	726,580
Undeveloped, residential land, Marysville, California	403,200	403,200
Undeveloped land, Auburn, California (held within DarkHorse Golf Club, LLC)	103,198	103,198
75 improved, residential lots, Auburn, California (held within Baldwin Ranch Subdivision, LLC)	3,878,544	3,878,544
Storage facility/business, Stockton, California	3,919,806	3,943,780
Two improved residential lots, West Sacramento, California	117,120	117,120
Undeveloped, residential land, Coolidge, Arizona	1,017,600	1,017,600
Office condominium complex (15 units), Roseville, California	3,778,566	3,810,020
Industrial building, Sunnyvale, California (held within Wolfe Central, LLC)	3,094,527	3,116,791
133 condominium units, Phoenix, Arizona (held within 54th Street Condos, LLC)	7,006,123	7,097,056
Medical office condominium complex, Gilbert, Arizona (held within AMFU, LLC)	4,757,657	4,771,234
61 condominium units, Lakewood, Washington (held within Phillips Road, LLC)	4,473,557	4,509,828
Commercial buildings, Sacramento, California	3,890,968	3,890,968
169 condominium units and 160 unit unoccupied apartment building, Miami, Florida (held within TOTB Miami, LLC)	32,892,780	33,017,315
12 condominium and 3 commercial units, Tacoma, Washington (held within Broadway & Commerce, LLC)	2,442,255	2,413,170
6 improved residential lots, Coeur D’Alene, Idaho	316,800	316,800
Unimproved, residential and commercial land, Gypsum, Colorado	5,814,418	5,814,418
Commercial land under development, South Lake Tahoe, California (held within Tahoe Stateline Venture, LLC)	38,936,791	34,495,674
Marina and yacht club with 179 boat slips, Isleton, California (held within Brannan Island, LLC)	2,029,730	2,028,855
Unimproved, residential and commercial land, Bethel Island, California (held within Sandmound Marina, LLC)	2,336,640	—
Marina with 52 boat slips and campground, Bethel Island, California (held within Sandmound Marina, LLC)	1,159,605	—
	$137,002,127	$129,425,833

Changes in real estate held for sale and investment during the three months ended March 31, 2014 and 2013 were as follows:
	March 31, 2014	March 31, 2013
Balance, beginning of period	$135,315,964	$127,773,349
Real estate acquired through foreclosure	3,498,240	4,690,525
Investments in real estate properties	4,624,799	541,804
Sales of real estate properties	—	(43,066)
Impairment losses on real estate properties	(7,540)	—
Depreciation of properties held for investment	(519,198)	(370,433)
Balance, end of period	$142,912,265	$132,592,179

Fourteen of our twenty-nine properties do not currently generate revenue. Expenses from real estate properties (not including depreciation) have decreased from approximately $2,207,000 to $1,915,000 (13.2% decrease) for the three months ended March 31, 2013 and 2014, respectively, and revenues associated with these properties have decreased from approximately $2,723,000 to $2,690,000 (1.2% decrease), thus generating net income from real estate properties of $775,000 during the three months ended March 31, 2014 (compared to $517,000 for the same period in 2013).

Sales Activity

We sold no properties during the three months ended March 31, 2014. however, a gain of approximately $276,000 was recognized during the three months ended March 31, 2014 that had previously been deferred related to the sale of a real estate property in 2012.  The gain on the sale of that property is being accounted for under the installment method.

During the three months ended March 31, 2013, we sold four lots (one including a manufactured home) in the manufactured home subdivision development located in Ione, California for aggregate net sales proceeds of approximately $73,000 resulting in a net gain of approximately $30,000.

Foreclosure Activity

During the quarter ended March 31, 2014, Sandmound Marina, LLC (“Sandmound”) (wholly owned by the Company) foreclosed on a first mortgage loan secured by unimproved land and a marina and campground located in Bethel Island, California with a principal balance of $2,960,000 and obtained the properties via the trustee’s sale. In addition, advances made on the loan or incurred as part of the foreclosure (such as legal fees and delinquent property taxes) in the total amount of approximately $282,000 were capitalized to the basis of the properties. The fair market values of the properties acquired were estimated to be higher than Sandmound’s recorded investment in the subject loan, and, thus, a gain on foreclosure in the amount of approximately $257,000 was recorded. The properties have been classified as held for investment as sales are not expected within one year.

During the quarter ended March 31, 2013, Brannan Island, LLC (wholly owned by the Company) foreclosed on two first mortgage loans secured by a marina located in Isleton, California with an aggregate principal balance of $1,863,000 and obtained the property via the trustee’s sale.In addition, advances made on the loan or incurred as part of the foreclosure (such as legal fees and delinquent property taxes) in the total amount of approximately $140,000 were capitalized to the basis of the property.

During the quarter ended March 31, 2013, TSV (wholly owned by the Company) foreclosed on a first mortgage loan secured by undeveloped parcels of land located in South Lake Tahoe, California that was purchased at a discount during the quarter with a principal balance of approximately $1,401,000 and obtained the property via the trustee’s sale. In addition, advances made on the loan or incurred as part of the foreclosure (including delinquent property taxes) in the total amount of approximately $335,000 were capitalized to the basis of the property. The fair market value of the land acquired was estimated to be higher than TSV’s recorded investment in the subject loan, and, thus, a gain on foreclosure in the amount of approximately $952,000 was recorded.

Other Assets

Other assets increased from approximately $1,198,000 as of December 31, 2013 to $1,435,000 as of March 31, 2014 ($238,000 or 19.8% increase) due primarily to additional debt issuance costs paid related to our new line of credit executed during the quarter and a potential construction loan within TOTB in the aggregate amount of $140,000.  In addition, TOTB and 720 University had prepaid insurance totaling approximately $99,000 as of March 31, 2014 (as compared to $0 as of December 31, 2013).

Dividends Payable

Dividends payable increased from approximately $180,000 as of December 31, 2013 to $538,000 as of
March 31, 2014 because the Board of Directors approved the payment of dividends on a quarterly basis rather than on a monthly basis in their January 2014 meeting. The Board of Directors declared a quarterly dividend on March 25, 2014 of $0.05 per share or approximately $538,000 that was paid on April 14, 2014 to stockholders of record at the close of business on March 31, 2014.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities increased from approximately $2,711,000 as of December 31, 2013 to approximately $3,252,000 as of March 31, 2014 ($541,000 or 20.0% increase) due primarily to increased payables related to the construction activities on the property owned by TSV and increased payable for accounting and legal services provided through March 31, 2014.

Deferred Gains

Deferred gains decreased from approximately $3,313,000 as of December 31, 2013 to approximately $3,037,000 as of March 31, 2014 ($276,000 or 8.3% increase) due to a partial principal repayment received on a carryback loan during the three months ended March 31, 2014, resulting in the recognition of additional gain under the installment method of $276,000.

Line of Credit Payable

Line of credit payable increased from $0 as of December 31, 2013 to $4,100,000 as of March 31, 2014. We executed a new $20,000,000 line of credit agreement with a bank during the quarter ended March 31, 2014 and began to advance on the line to originate new loans during the quarter.

Non-GAAP Financial Measures

Funds from Operations

We utilize supplemental non-GAAP measures of operating performance, including funds from operations (“FFO”), an industry-wide standard measure of REIT operating performance. We believe FFO provides investors with additional information concerning our operating performance and a basis to compare our performance with that of other REITs. We determine FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts ("NAREIT"), as net income (loss) attributable to common stockholders (computed in accordance with GAAP), plus depreciation and amortization of real estate assets, impairments of real estate assets, provisions for loan losses and losses from sales of real estate, reduced by gains from sales of real estate and extraordinary items, and after adjustments for unconsolidated ventures.

Our calculation of FFO may not be comparable to similar measures reported by other REITs. This non‐GAAP financial measure should not be considered as an alternative to net income as a measure of our operating performance or to cash flows computed in accordance with GAAP as a measure of liquidity, nor is it indicative of cash flows from operating and financial activities.

We urge investors to carefully review the GAAP financial information included as part of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and quarterly earnings releases.

The following table reconciles FFO to comparable GAAP financial measures:

	For the Three Months Ended
	March 31, 2014	March 31, 2013
Funds from Operations
Net income attributable to common stockholders	$ 760,563	$ 1,429,932
Adjustments:
Depreciation and amortization of real estate assets	546,097	398,018
Depreciation allocated to non-controlling interests	(30,154)	(5,078)
Provisions for impairment of real estate assets	7,540	—
Provision for (reversal of) loan losses	127,172	(257,213)
Gain on sales of real estate assets	(277,184)	(30,337)
Gain on foreclosure of loan	(257,020)	(952,357)
Adjustments for unconsolidated ventures	(41,696)	(41,002)
FFO attributable to common stockholders	$ 835,318	$ 541,963
Basic and diluted FFO per common share	$ 0.08	$ 0.05

Asset Quality

A consequence of lending activities is that losses will be experienced and that the amount of such losses will vary from time to time, depending on the risk characteristics of the loan portfolio as affected by economic conditions and the financial experiences of borrowers.  Many of these factors are beyond our control. There is no precise method of predicting specific losses or amounts that ultimately may be charged off on specific loans or on segments of the loan portfolio.

The conclusion that a Company loan may become uncollectible, in whole or in part, is a matter of judgment. Although institutional lenders are subject to regulations that, among other things, require them to perform ongoing analyses of their loan portfolios (including analyses of loan-to-value ratios, reserves, etc.), and to obtain current information regarding their borrowers and the securing properties, we are not subject to these regulations and have not adopted these practices. Rather, management, in connection with the quarterly closing of our accounting records and the preparation of the financial statements, evaluates our loan portfolio. The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in our loan portfolio and current economic conditions. Such evaluation, which includes a review of all loans on which the management determines that full collectability may not be reasonably assured, considers among other matters the following:

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

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover probable incurred losses. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Loan losses deemed to be uncollectible are charged against the allowance for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses. As of March 31, 2014, management believes that the allowance for loan losses of approximately $4,866,000 is adequate in amount to cover probable incurred losses. Because of the number of variables involved, the magnitude of swings possible and management’s inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by management. As of March 31, 2014, ten loans totaling $29,135,000 were impaired. This includes five past maturity loans totaling $14,292,000. After management’s evaluation of the loan portfolio, we recorded an increase in the allowance for loan losses of approximately $127,000 (increase in specific loan loss allowance of $73,000 and increase in general allowance of $54,000) for the three months ended March 31, 2014.  The increase in the specific allowance was primarily due to a reserve established on a newly impaired loan with a principal balance of $690,000 during the quarter. Management believes that the specific allowance for loan losses is sufficient given the estimated fair values of the underlying collateral of impaired and past maturity loans.

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

We require liquidity to:

•	fund future loan investments;
•	to improve and maintain real estate properties;
•	to repay principal and interest on our borrowings;
•	to pay our expenses, including compensation to our Manager;
•	to pay U.S. federal, state, and local taxes of our TRSs; and
•	to distribute a minimum of 90% of our REIT taxable income and to make investments in a manner that enables us to maintain our qualification as a REIT.

We intend to meet these liquidity requirements primarily through the following:

•	the use of our cash and cash equivalent balances of $1,423,000 as of March 31, 2014;
•	cash generated from operating activities, including interest income from our loan portfolio and income generated from our real estate properties;
•	proceeds from the sales of real estate properties;
•	proceeds from our existing and new revolving lines of credit;
•	proceeds from future borrowings, including potential temporary and/or permanent financing on the TSV and TOTB properties; and
•	proceeds from potential future offerings of our equity securities.

The following table summarizes our cash flow activity for the periods presented:

	Three Months Ended March 31,
	2014	2013
Net cash (used in) provided by operating activities	(210,287)	177,551
Net cash (used in) provided by investing activities	(9,937,503)	549,915
Net cash provided by (used in) financing activities	3,412,011	(1,751,751)

During the quarter ended March 31, 2014, our cash and cash equivalents decreased approximately $6,700,000 primarily due to investments in new loans and capitalized costs related to construction on the retail portion of the land owned by TSV. Although cash has decreased, we now have two new lines of credit, which when fully secured, will provide an additional $40,000,000 available to us ($4,100,000 had been drawn as of March 31, 2014). These lines of credit will require us to potentially maintain up to $7,000,000 of restricted cash with the applicable banks, which is approximately $3,000,000 more than our current contingency reserve requirement.

Operating Activities

Cash flows from operating activities are primarily rental and other income from real estate properties, net of real estate expenses, and interest received from our investments in loans, partially offset by payment of operating expenses. For the three months ended March 31, 2014, cash flows from operating activities decreased $388,000, compared to the three months ended March 31, 2013. The decrease reflects reduced cash flow from rental properties as a result of the sale of three operating properties during 2013 and the payment of expenses accrued as of
December 31, 2013, including amounts owed to the Manager, net of increased interest income collected on loans during the period.

Investing Activities

Net cash provided by investing activities for both periods presented reflect our investing activity. For the three months ended March 31, 2014, cash flows from investing activities decreased $10,487,000. Approximately $9,938,000 was used in investing activities during the quarter as $12,550,000 was used for investment in loans and improvements to real estate properties, which was partially offset by approximately $2,615,000 received from the payoff of loans and transfer from restricted to unrestricted cash during the quarter.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2014 reflects $4,100,000 advanced on our new line of credit from CB&T, net of dividends paid to stockholders of approximately $179,000, purchase of treasury stock pursuant to the Repurchase Program of $325,000, payment of debt issuance costs of $140,000 and repayments of notes payable of $45,000.

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

Company Debt

Notes Payable

We have a note payable with a bank through our investment in 720 University, LLC with a balance of $9,873,000 and $9,918,000 as of March 31, 2014 and December 31, 2013, respectively. The note required monthly interest-only payments until March 1, 2010 at a fixed rate of 5.07% per annum. Commencing April 1, 2010, the note became amortizing and monthly payments of $56,816 are now required, with the balance of unpaid principal due on March 1, 2015. The Company anticipates that this note will be repaid through refinancing.

We also have three notes payable in the aggregate amount of $4,000,000 as of March 31, 2014 and December 31, 2013 related to the foreclosure or purchase of nine parcels by Tahoe Stateline Venture, LLC in 2013 and 2012. Two of the notes with principal balances totaling $3,300,000 require semi-annual interest-only payments of 5% per annum and are due in December 2016 and one note with a principal balance of $700,000 requires quarterly interest-only payments of 5% per annum and is due in August 2017. We anticipate that the notes will be repaid from the proceeds of the eventual sale of the property currently under development, from line of credit advances or from cash reserves.

Lines of Credit

California Bank & Trust

In February 2014, we entered into a Credit Agreement and Advance Formula Agreement with California Bank & Trust (“CB&T”) as the lender and executed a related Master Revolving Note and Security Agreement, which agreements provide the Company with a new revolving line of credit facility (the “CB&T Credit Facility”).  Subject to various conditions, borrowings under the CB&T Credit Facility will be used for general corporate purposes and to finance the origination of new commercial real estate loans.  The maximum borrowings under the revolving CB&T Credit Facility is the lesser of $20,000,000, which is the face amount of the Master Revolving Note, or the amount determined pursuant to a borrowing base calculation described in the Advance Formula Agreement. At any time that the aggregate principal amount of the total borrowings under the Credit Facility exceeds the maximum permitted pursuant to the borrowing base calculation, we must promptly repay an amount equal to such excess. Borrowings under the Credit Facility mature on February 5, 2016.  Such borrowings will bear interest payable monthly, in arrears, on the first business day of each month, at the prime rate of interest established by CB&T from time-to-time plus one quarter percent (.25%) per annum (3.5% at March 31, 2014). Upon a default under the Credit Facility such interest rate increases by 2.00%.  The CB&T Credit Facility required the payment of an origination fee of $100,000 and is subject to certain ongoing administrative fees and expenses. The balance outstanding on the line of credit was $4,100,000 as of March 31, 2014. The total amount available to borrow as of March 31, 2014 was $12,700,000 ($8,600,000 available). As of the date of this filing, approximately $16,000,000 was available to be borrowed and the outstanding balance was approximately $7,161,000.

Opus Bank

On April 22, 2014, we entered into a Secured Revolving Credit Loan Agreement (“Credit Agreement”) with Opus Bank (“Opus”) as the lender and executed a Promissory Note in favor of Opus, which agreements provide us with a new revolving line of credit facility (the “Opus Credit Facility”).  As a condition to providing the Opus Credit Facility to us, Opus also required the Company’s Chairman of the Board, President and Chief Executive Officer, William C. Owens, to enter into a Carveout Payment Guaranty (the “Guaranty”), dated April 22, 2014, in favor of Opus.  Mr. Owens’ has delivered the Guaranty in his individual capacity and as sole trustee of Owens Trust, a California trust controlled by Mr. Owens, to guarantee performance by the Company of certain specified obligations under the Credit Facility.  Subject to various conditions, borrowings under the Opus Credit Facility will be used by us for general corporate purposes and to finance the origination of new commercial real estate loans.

The maximum borrowings under the revolving Opus Credit Facility is the lesser of $20,000,000, which is the face amount of the Promissory Note, or the Maximum Allowed Advance amount determined pursuant to a borrowing base calculation described in the Credit Agreement. No funds have been borrowed to date under the Opus Credit Facility, and our borrowing availability under the borrowing base calculation is being determined by the parties and is expected to initially be significantly less than $20,000,000. At any time that the aggregate principal amount of the total borrowings under the Opus Credit Facility exceeds the Maximum Allowed Advance permitted pursuant to the borrowing base calculation, we must promptly repay an amount equal to such excess.

Advances under the Opus Credit Facility may be made by Opus until April 1, 2016.  All borrowings under the Opus Credit Facility bear interest payable monthly, in arrears, on the first business day of each month, as follows: (i) continuing through October 1, 2014 the rate of interest will be 4.5%; (ii) commencing October 1, 2014, and on each six month anniversary thereafter during the term (the “Rate Change Date”) the rate of interest will be reset to the Six Month LIBOR rate of interest (currently .33%) as reported on such Rate Change Date plus four percent (4.0%) per annum but in no event will the interest rate be lower than 4.5% per annum. Upon a default under the Opus Credit Facility such interest rate increases by an additional 5.00%. Commencing on May 1, 2016, in addition to the required interest payments, we are also required to make mandatory monthly principal payments and all amounts under the Opus Credit Facility are to be repaid not later than April 1, 2017.

Borrowings under the Opus Credit Facility will be secured by certain of our assets. These collateral assets will include the following types of our assets to be identified by the parties and described in Borrowing Base Collateral Certificates  to be entered into by the parties from time-to-time: (i) the grant to Opus of first-priority deeds of trust on certain of our real property assets that meet related eligibility requirements set forth in the Credit Agreement (as further defined in the Credit Agreement, the “REO Collateral”); and (ii) the grant to Opus of a collateral interest in mortgage loan promissory notes issued by us in the ordinary course of business that meet related eligibility requirements set forth in the Credit Agreement (as further defined in the Credit Agreement, the “Note Collateral”).

The borrowing base calculation outlined in the Credit Agreement equals the sum of: (a) the lesser of (i) 70% of the outstanding principal balance of the Note Collateral and (ii) 50% of the then-current Appraised Value of the real property securing such Note Collateral; plus (b) 60% of the then-current Appraised Value of the real property owned by us that qualifies as REO Collateral.

The Opus Credit Facility contains affirmative, negative, and financial covenants which are customary for loans of this type, including among others: approvals of new leases or lease renewals with respect to collateral properties; maintaining a minimum of $2,500,000 (potentially increasing to $5,000,000 six months after entering into the Credit Agreement) in bank accounts maintained at Opus; compliance by Mr. Owens with all terms of the Guaranty obligations; maintenance of minimum debt-to-tangible net worth and debt service coverage ratios and limitations on making dividends or distributions that could cause a material adverse change in our financial position or have other financial consequences as described in the agreements. The Opus Credit Facility required the payment of an origination fee of $100,000 and is subject to certain administrative fees and expenses.

Potential Future Debt

As discussed below, we are in the process of building the retail portion of the project within TSV and are also in the process of securing temporary or permanent financing for this development. In addition, we are exploring plans to improve/renovate the vacant building held within TOTB and are in the process of securing financing for this potential project (TOTB has paid $40,000 as a deposit towards debt issuance costs to a potential lender for this project).

Commitments and Contingencies

Although we previously had commitments under construction and rehabilitation loans, no such commitments remained as of March 31, 2014.

We have an obligation to pay all required costs to remediate and monitor contamination of the real properties owned by 1850 De La Cruz, LLC (“1850”). As part of the Operating Agreement executed by the Company and its joint venture partner in 1850, Nanook, we have indemnified Nanook against all obligations related to the expected costs to monitor and remediate the contamination. In 2008, we accrued an amount that a third party consultant had estimated will need to be paid to monitor and remediate the site. The majority of clean-up activities were completed during 2012 as part of the tenant’s construction of a new building on the site. Thus, approximately $459,000 was paid by the Company from the previously established liability, and an additional $100,000 was accrued during the year ended December 31, 2012 as a result of an updated estimate of future costs to be incurred. If additional amounts are required, it will be an obligation of the Company. As of March 31, 2014 and December 31, 2013, approximately $62,000 and $63,000, respectively, of this obligation remains accrued on our books. All costs for this remediation will be paid from cash reserves.

During the course of due diligence performed by a potential buyer of TOTB during 2012, a low level of arsenic was found in the ground water of a monitoring well located on the property owned by TOTB. While the level of arsenic exceeds the minimum level acceptable for drinking water standards, the water under this property is subject to tidal influence and is not used for domestic consumption.  TOTB has retained an environmental consultant to perform additional testing and analysis with the goal of petitioning the appropriate governmental agency to issue a no further action letter for this property due to the low level of contamination and the low quality of the ground water under the property.  At this time, the costs of any potential remediation and/or monitoring are unknown and cannot be estimated.  As of March 31, 2014 and December 31, 2013, approximately $69,000 and $65,000, respectively, had been accrued and/or paid for testing and analysis.

We have entered into various contracts related to the construction of the retail portion of the land owned by TSV. The aggregate amount of these contracts as of the date of this filing is approximately $19,240,000, of which approximately $11,716,000 was incurred as of March 31, 2014. All costs for this project will be paid from cash reserves, from the recently obtained line of credit and/or financing to be obtained in the future. It is possible that additional change orders will be submitted and construction costs may be higher than expected.

We have also entered into contracts for the initial design, architectural, engineering and pre-construction services related to the possible renovation of the vacant building owned by TOTB in the aggregate amount of approximately $193,000 (as revised) of which approximately $118,000 has been incurred as of March 31, 2014.

Contingency Reserves

We are required to maintain cash, cash equivalents and marketable securities as contingency reserves in an aggregate amount of at least 1.50% of Capital (as defined in its charter). Although the Manager believes the contingency reserves are adequate, it could become necessary for us to sell or otherwise liquidate certain of its investments or other assets to cover such contingencies on terms which might not be favorable to the Company. The contingency reserves held in cash and cash equivalents were approximately $3,894,000 and $3,895,000 as of March 31, 2014 and December 31, 2013, respectively.

Item 4. Controls and Procedures

Management of the Company carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the fiscal quarter ended March 31, 2014. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2014, which is the end of the period covered by this quarterly report on Form 10-Q,  the Company’s disclosure controls and procedures are effective.

There have been no changes in the Company’s internal control over financial reporting in the fiscal quarter ending March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes information about the Company’s repurchases of its shares of common stock, based on settlement date, during the quarterly period ended March 31, 2014:

Issuer Repurchase of Equity Securities1

Period	Total Number of Shares Purchased2	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number and Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through January 31	26,208	$ 12.42	26,208	Share number: 133,788; Dollar amount: $1,672,350iii
February 1 through February 28	--	--	--	Share number: 133,788; Dollar amount: $1,672,350iii
March 1 through March 31	--	--	--	Share number: 133,788; Dollar amount: $1,672,350iii
Total	26,208	$ 12.42	26,208

3 On August 15, 2013, the Board of Directors publicly announced the Repurchase Plan that enables the Company to buy up to the lesser of $7 million of its common stock or five percent of the shares of common stock outstanding on that date. The Repurchase Plan is set to expire on May 19, 2014, although the Company may terminate the Repurchase Plan at any time.

4 The Company has entered into agreements pursuant to SEC Rule 10b5-1 authorizing a third-party broker to purchase shares on the Company’s behalf from time to time, including without limitation during normal blackout periods, in accordance with trading instructions included in such agreements.

iii Dollar amount does not include brokerage commissions to be paid of $0.05 per share.
____________________________

Item 6. Exhibits

(a) Exhibits:

* 3.1
Articles of Amendment and Restatement of Owens Realty Mortgage, Inc., incorporated herein by reference to Annex B to Proxy Statement/Prospectus on Form S-4 which was filed with the SEC on February 13, 2013

* 3.2	Bylaws of Owens Realty Mortgage, Inc., incorporated herein by reference to Annex C to Proxy Statement/Prospectus on Form S-4 which was filed with the SEC on February 13, 2013
* 3.3	Articles Supplementary, dated November 13, 2014, relating to the election to be subject to Subtitle 8 of Title 3 of the Maryland General Corporation Law, incorporated by reference to exhibit 3.1 of the current report on Form 8-K filed with the SEC on November 13, 2013
* 4.1	Form of Common Stock Certificate, incorporated herein by reference to exhibit 4.1 to Proxy Statement/Prospectus on Form S-4 which was filed with the SEC on January 25, 2013
* 10.1	Credit Agreement, dated as of February 5, 2014, between California Bank & Trust and Owens Realty Mortgage, Inc., together with related Master Revolving Note, Advance Formula Agreement, and Security Agreement, incorporated by reference to exhibits 10.1, 10.2, 10.3 and 10.4 of the current report on Form 8-K filed with the SEC on February 14, 2014
* 10.2	Secured Revolving Credit Loan Agreement and Exhibits, dated as of April 22, 2014, between Owens Realty Mortgage, Inc. and Opus Bank, together with related Promissory Note of Owens Realty Mortgage, Inc., dated as of April 22, 2014, payable to the order of Opus Bank and Carveout Payment Guaranty, dated as of April 22, 2014, by William C. Owens, individually and as sole trustee of the Owens Trust, in favor of Opus Bank, incorporated by reference to exhibits 10.1, 10.2 and 10.3 of the current report on
Form 8-K filed with the SEC on April 28, 2014
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
** Filed herewith
***This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OWENS REALTY MORTGAGE, INC.

Dated: May 15, 2014	By:	/s/ William C. Owens
William C. Owens, Chief Executive Officer and President
(Principal Executive Officer)
Dated: May 15, 2014	By:	/s/ Bryan H. Draper
Bryan H. Draper, Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)