Form 10-Q
period 2014-06-30
Owens Realty Mortgage, Inc.
filed 2014-08-14
CIK 1556364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

   (Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

Class                                           Outstanding as of August 14, 2014
Common Stock, $.01 par value                                10,768,001 shares

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

OWENS REALTY MORTGAGE, INC.
Consolidated Balance Sheets
June 30, 2014 and December 31, 2013
(UNAUDITED)
	June 30,	December 31,
	2014	2013
ASSETS
Cash and cash equivalents	$1,156,028	$8,158,734
Restricted cash	5,536,729	4,095,435
Loans, net of allowance for losses of $4,762,440 and $4,739,088, respectively	54,697,646	54,057,205
Interest and other receivables	1,968,927	1,673,978
Other assets, net of accumulated depreciation and amortization of $1,020,400 and $976,090, respectively	1,082,020	1,102,683
Deferred financing costs, net of accumulated amortization of $53,204	976,735	95,000
Investment in limited liability company	2,141,254	2,142,582
Real estate held for sale	3,924,237	5,890,131
Real estate held for investment, net of accumulated depreciation of $10,640,230 and $9,599,719, respectively	149,709,854	129,425,833
Total Assets	$221,193,430	$206,641,581
LIABILITIES AND EQUITY
LIABILITIES:
Dividends payable	$538,400	$180,000
Due to Manager	190,716	293,776
Accounts payable and accrued liabilities	3,907,626	2,710,745
Deferred gains	687,207	3,313,169
Lines of credit payable	13,046,000	—
Notes payable	14,250,351	13,917,585
Total Liabilities	32,620,300	20,415,275
Commitments and Contingencies (Note 13)
EQUITY:
Stockholders’ equity:
Preferred stock, $.01 par value per share, 5,000,000 shares authorized, no shares issued and outstanding at June 30, 2014 and December 31, 2013	—	—
Common stock, $.01 par value per share, 50,000,000 shares authorized, 11,198,119 shares issued, 10,768,001 and 10,794,209 shares outstanding at June 30, 2014 and December 31, 2013, respectively	111,981	111,981
Additional paid-in capital	182,437,522	182,437,522
Treasury stock, at cost – 430,118 and 403,910 shares at June 30, 2014 and December 31,2013, respectively	(5,349,156)	(5,023,668)
Retained earnings	4,843,889	2,348,575
Total stockholders’ equity	182,044,236	179,874,410
Noncontrolling interests	6,528,894	6,351,896
Total Equity	188,573,130	186,226,306
Total Liabilities and Equity	$221,193,430	$206,641,581

The accompanying notes are an integral part of these consolidated financial statements.

OWENS REALTY MORTGAGE, INC.
Consolidated Statements of Income
For the Three and Six Months Ended June 30, 2014 and 2013
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Revenues:
Interest income on loans	$1,028,936	$723,733	$2,165,720	$1,610,962
Gain on foreclosure of loan	—	—	257,020	952,357
Rental and other income from real estate properties	2,984,399	2,796,949	5,674,373	5,520,366
Income from investment in limited liability company	40,976	38,624	82,672	79,626
Other income	—	729	19	1,522
Total revenues	4,054,311	3,560,035	8,179,804	8,164,833
Expenses:
Management fees to Manager	419,943	451,828	840,249	891,601
Servicing fees to Manager	38,177	37,963	76,386	81,418
General and administrative expense	389,464	424,757	805,207	697,865
Rental and other expenses on real estate properties	1,977,330	2,125,036	3,892,446	4,331,856
Depreciation and amortization	547,635	1,004,338	1,093,733	1,402,356
Interest expense	253,097	128,353	380,481	255,835
(Reversal of) provision for loan losses	(103,820)	(6,699,271)	23,352	(6,956,484)
Impairment losses on real estate properties	48,000	—	55,540	—
Total expenses	3,569,826	(2,526,996)	7,167,394	704,447
Operating income	484,485	6,087,031	1,012,410	7,460,386
Gain on sales of real estate, net	2,349,808	2,429,872	2,626,992	2,460,209
Net income	2,834,293	8,516,903	3,639,402	9,920,595
Less: Net income attributable to non-controlling interests	(23,409)	(2,085,886)	(67,955)	(2,059,646)
Net income attributable to common stockholders	$2,810,884	$6,431,017	$3,571,447	$7,860,949

Per common share data:
Basic and diluted earnings per common share	$0.26	$0.57	$0.33	$0.70
Basic and diluted weighted average number of common shares outstanding	10,768,001	11,198,119	10,768,746	11,198,119
Dividends declared per share of common stock	$0.05	$0.15	$0.10	$0.15

The accompanying notes are an integral part of these consolidated financial statements.

OWENS REALTY MORTGAGE, INC.
Consolidated Statements of Stockholders’ Equity
For the Six Months Ended June 30, 2014 and 2013
(UNAUDITED)

	Common Stock		Additional	Treasury Stock		Retained Earnings	Total	Non-
			Paid-in			(Accumulated	Stockholders’	controlling	Total
	Shares	Amount	Capital	Shares	Amount	Deficit)	Equity	Interests	Equity

Balances, December 31, 2012 As Recast (1)	11,198,119	$111,981	$182,985,281	—	$—	$(3,637,331)	$179,459,931	$8,049,300	$187,509,231

Net income	—	—	—	—	—	7,860,949	7,860,949	2,059,646	9,920,595
Offering costs incurred	—	—	(527,785)	—	—	—	(527,785)	—	(527,785)
Distributions to stockholders for fractional shares upon conversion	—	—	(19,974)	—	—	—	(19,974)	—	(19,974)
Dividends declared	—	—	—	—	—	(1,670,029)	(1,670,029)	—	(1,670,029)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(4,140,154)	(4,140,154)
Balances, June 30, 2013	11,198,119	$111,981	$182,437,522	—	$—	$2,553,589	$185,103,092	$5,968,792	$191,071,884

Balances, December 31, 2013	11,198,119	$111,981	$182,437,522	(403,910)	(5,023,668)	$2,348,575	$179,874,410	$6,351,896	$186,226,306

Net income	—	—	—	—	—	3,571,447	3,571,447	67,955	3,639,402
Dividends declared	—	—	—	—	—	(1,076,133)	(1,076,133)	—	(1,076,133)
Purchase of treasury stock	—	—	—	(26,208)	(325,488)	—	(325,488)	—	(325,488)
Contribution from non-controlling interest	—	—	—	—	—	—	—	112,533	112,533
Distributions to non-controlling interests	—	—	—	—	—	—	—	(3,490)	(3,490)
Balances, June 30, 2014	11,198,119	$111,981	$182,437,522	(430,118)	$(5,349,156)	$4,843,889	$182,044,236	$6,528,894	$188,573,130

 (1) As recast to reflect the balances of Owens Mortgage Investment Fund, LP combined with the balances of Owens Realty Mortgage, Inc. beginning January 1, 2013, as required under the accounting guidelines for a transfer of an entity under common control (refer to Note 1).

The accompanying notes are an integral part of these consolidated financial statements.

OWENS REALTY MORTGAGE, INC.
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2014 and 2013
(UNAUDITED)

	June 30,	June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,639,402	$9,920,595
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on sales of real estate and other assets, net	(2,626,992)	(2,460,209)
Gain on foreclosure of loan	(257,020)	(952,357)
Income from investment in limited liability company	(82,672)	(79,626)
Provision for (reversal of ) loan losses	23,352	(6,956,484)
Impairment losses on real estate properties	55,540	—
Depreciation and amortization of real estate and related assets	1,093,733	1,402,355
Amortization of deferred financing costs to interest expense	35,925	—
Accretion of discount on loan to interest income	(48,800)	—
Changes in operating assets and liabilities:
Interest and other receivables	(576,669)	506,847
Other assets	(25,667)	46,933
Accounts payable and accrued liabilities	(790,541)	(1,827,627)
Due to Manager	(103,060)	(12,146)
Net cash provided by (used in) operating activities	336,531	(411,719)

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal collected on loans	16,357,881	997,092
Investment in loans	(19,932,374)	(2,645,672)
Investment in real estate properties	(13,911,237)	(1,542,289)
Net proceeds from disposition of real estate properties and other assets	1,350	10,699,255
Purchases of vehicles and equipment	(7,212)	(11,221)
Transfer (to) from restricted cash	(1,441,294)	2,282,906
Distribution received from investment in limited liability company	84,000	80,000
Net cash (used in) provided by investing activities	(18,848,886)	9,860,071

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on notes payable	(287,625)	(83,291)
Advances on lines of credit	30,376,000	—
Repayments on lines of credit	(17,330,000)	—
Payment of deferred financing costs	(314,548)
Distributions to noncontrolling interests	(3,490)	(4,140,154)
Contributions from noncontrolling interest	112,533	—
Offering costs incurred and paid	—	(527,785)
Distributions to stockholders for fractional shares	—	(19,974)
Purchase of treasury stock	(325,488)	—
Dividends paid	(717,733)	(2,904,381)
Net cash provided by (used in) financing activities	11,509,649	(7,675,585)

Net (decrease) increase in cash and cash equivalents	(7,002,706)	1,772,767

Cash and cash equivalents at beginning of period	8,158,734	21,131,505

Cash and cash equivalents at end of period	$1,156,028	$22,904,272

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest (including amounts capitalized)	$409,341	$340,107
Supplemental Disclosures of Non-Cash Activity
Increase in real estate from loan foreclosures	$3,241,220	$16,922,764
Increase in accounts payable and accrued liabilities from loan foreclosure	—	(660,000)
Increase in notes payable from loan foreclosure	—	(1,000,000)
Decrease in loans, net of allowance for loan losses, from loan foreclosures	(2,959,500)	(13,949,812)
Decrease in interest and other receivables from adding balances to loans	—	(22,880)
Decrease in interest and other receivables from loan foreclosures	(281,720)	(1,312,952)
Increase in loans from sales of real estate	—	11,900,000
Increase in deferred gains from sales of real estate	—	(2,344,052)
Change in capital expenditures financed through accounts payable	(1,987,422)	—
Deferred financing costs paid from construction loan	620,391	—
Amortization of deferred financing costs capitalized to construction project	(17,279)	—

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

Upon effectiveness of the Merger, the outstanding 1,000 shares of common stock of the Company held by William C. Owens were cancelled in exchange for $1,000, and every 25 limited partner units of OMIF were converted into one share of common stock of the Company. Additionally, the units representing the general partner interests of the Company’s manager, Owens Financial Group, Inc. (“OFG” or the “Manager”) were treated as follows: i) the 1,496,000 units representing the interest that was an expense of OMIF were cancelled, and ii) the 1,378,256 units representing the interest relating to cash contributions made by OFG to the capital of OMIF were converted into shares of common stock of the Company in the same manner limited partnership units were converted into shares of common stock. No fractional shares were issued in the Merger; instead, cash adjustments were paid in respect of shares otherwise issuable. The Company now, by virtue of the Merger, directly or indirectly owns all of the assets and business formerly owned by OMIF and is a deemed successor issuer to OMIF pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended. For accounting purposes, the merger of OMIF with and into the Company has been treated as a transfer of assets and exchange of shares between entities under common control. The accounting basis used to initially record the assets and liabilities in the Company is the carryover basis of OMIF. The consolidated financial statements included in this Form 10-Q reflect the extinguishment of OMIF’s partners’ capital and replacement with 11,198,119 shares of common stock and additional paid –in capital as if the Merger occurred on January 1, 2013. In addition, capitalized offering costs incurred during 2012 were reclassified from Other Assets to Additional Paid-in Capital in the accompanying consolidated financial statements.

The Company has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with the Company’s taxable year ended December 31, 2012. As a REIT, the Company will be permitted to deduct distributions made to its stockholders, allowing its income and gain represented by such distributions to avoid taxation at the entity level and to be taxed generally only at the stockholder level. The Company intends to distribute substantially all of its income and gain. As a REIT, however, the Company will be subject to separate, corporate-level tax, including potential 100% penalty taxes under various circumstances, as well as certain state and local taxes. In addition, the Company’s taxable REIT subsidiaries will be subject to full corporate income tax. Furthermore, the Company’s ability to qualify as a REIT will depend upon its continuing satisfaction of various requirements, such as those related to the diversity of its stock ownership, the nature of its assets, the sources of its income and the distributions to its stockholders, including a requirement that the Company distribute to its stockholders at least 90% of its REIT taxable income on an annual basis (determined without regard to the dividends paid deduction and by excluding net capital gain).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of the management of the Company, the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein. Certain information and footnote disclosures presented in the annual consolidated financial statements are not included in these interim financial statements.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Form 10-K of ORM for the year ended December 31, 2013 filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the operating results to be expected for the full year ending December 31, 2014. The Company evaluates subsequent events up to the date it files its Form 10-Q with the SEC.

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

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” or ASU 2014-09. ASU 2014-09 broadly amends the accounting guidance for revenue recognition. ASU 2014-09 is effective for the first interim or annual period beginning after December 15, 2016, and is to be applied prospectively. Early adoption is not permitted. The Company is currently evaluating the impact that ASU 2014-09 will have on its financial statements.

Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents include funds on deposit with financial institutions.

Restricted Cash

Restricted cash includes contingency reserves required pursuant to the Company’s charter, non-interest bearing deposits required pursuant to the Company’s two lines of credit (see Note 8), the deposit required pursuant to the Company’s construction loan payable (see Note 9) and escrow deposits for property taxes and insurance to be paid on certain Company real estate properties.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

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

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

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

Other Assets

Other assets primarily include capitalized lease commissions, prepaid expenses, deposits and inventory. Amortization of lease commissions is provided on the straight-line method over the lives of the related leases.

Deferred Financing Costs

Issuance and other costs related to our lines of credit are capitalized and amortized to interest expense under the straight-line method over the terms of the respective debt instruments. Deferred financing costs related to the construction loan in TOTB North, LLC are being amortized to the construction project under the straight-line method over the term of construction/renovation.

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

Real Estate Held for Sale

Real estate held for sale includes real estate acquired in full or partial settlement of loan obligations, generally through foreclosure, that is being marketed for sale. Real estate held for sale is recorded at acquisition at the property’s estimated fair value less estimated costs to sell. Any excess of the recorded investment in the loan over the net realizable value is charged against the allowance for loan losses. Any excess of the net realizable value over the recorded investment in the loan is credited first to the allowance for loan losses as a recovery to the extent charge-offs had been recorded previously and, then, to earnings as gain on foreclosure of loan.

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

Earnings per Share

The Company calculates basic earnings per share by dividing net income allocable to common stockholders for the period by the weighted-average shares of common stock outstanding for that period. Diluted earnings per share takes into effect any dilutive instruments, except if when doing so such instruments would be anti-dilutive. At the present time, the Company has not issued any restricted stock or restricted stock units.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

Income Taxes

The Company has elected to be taxed as a REIT. As a result of the Company’s REIT status and its distribution policy, the Company does not generally expect to pay U.S. federal corporate level income taxes. Many of the REIT requirements, however, are highly technical and complex. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that the Company distribute annually at least 90% of the Company’s REIT taxable income to the Company’s stockholders. If the Company has previously qualified as a REIT and fails to qualify as a REIT in any subsequent taxable year and does not qualify for certain statutory relief provisions, the Company will be subject to U.S. federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may be precluded from qualifying as a REIT for the Company’s four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain U.S. federal, state, local and foreign taxes on the Company’s income and property and to U.S. federal income and excise taxes on the Company’s undistributed REIT taxable income.

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

As of June 30, 2014 and December 31, 2013, the Company has not recorded a reserve for any uncertain income tax positions. There has been no interest or penalties incurred to date.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES

The following tables show the changes in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2014 and 2013 and the allocation of the allowance for loan losses and loans as of June 30, 2014 and December 31, 2013 by portfolio segment and by impairment methodology:

	Commercial	Residential	Land
2014				Total

Allowance for loan losses:
	Three Months Ended June 30, 2014
Beginning balance	$1,215,024	$3,638,944	$12,292	$4,866,260
Charge-offs	—	—	—	—
Provision (reversal)	292,172	(388,969)	(7,023)	(103,820)
Ending Balance	$1,507,196	$3,249,975	$5,269	$4,762,440

	Six Months Ended June 30, 2014
Beginning balance	$932,651	$3,798,203	$8,234	$4,739,088
Charge-offs	—	—	—	—
Provision (reversal)	574,545	(548,228)	(2,965)	23,352
Ending balance	$1,507,196	$3,249,975	$5,269	$4,762,440

	As of June 30, 2014
Ending balance: individually evaluated for impairment	$611,095	$3,087,345	$—	$3,698,440

Ending balance: collectively evaluated for impairment	$896,101	$162,630	$5,269	$1,064,000

Ending balance	$1,507,196	$3,249,975	$5,269	$4,762,440

Loans:
Ending balance	$42,817,816	$14,476,268	$2,166,002	$59,460,086

Ending balance: individually evaluated for impairment	$17,305,680	$9,846,177	$2,016,002	$29,167,859

Ending balance: collectively evaluated for impairment	$25,512,136	$4,630,091	$150,000	$30,292,227

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

	Commercial	Residential	Land
2013				Total

Allowance for loan losses:
	Three Months Ended June 30, 2013
Beginning balance	$1,564,442	$4,263,493	$18,332,749	$24,160,684
Charge-offs	—	—	(11,856,697)	(11,856,697)
(Reversal) Provision	(347,585)	115,354	(6,467,040)	(6,699,271)
Ending Balance	$1,216,857	$4,378,847	$9,012	$5,604,716

	Six Months Ended June 30, 2013
Beginning balance	$1,606,925	$4,288,108	$18,522,864	$24,417,897
Charge-offs	—	—	(11,856,697)	(11,856,697)
(Reversal) Provision	(390,068)	90,739	(6,657,155)	(6,956,484)
Ending balance	$1,216,857	$4,378,847	$9,012	$5,604,716

	As of December 31, 2013
Ending balance: individually evaluated for impairment	$537,743	$3,087,345	$—	$3,625,088

Ending balance: collectively evaluated for impairment	$394,908	$710,858	$8,234	$1,114,000

Ending balance	$932,651	$3,798,203	$8,234	$4,739,088

Loans:
Ending balance	$26,158,878	$27,461,913	$5,175,502	$58,796,293

Ending balance: individually evaluated for impairment	$16,566,878	$10,195,725	$4,975,502	$31,738,105

Ending balance: collectively evaluated for impairment	$9,592,000	$17,266,188	$200,000	$27,058,188

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

The following tables show an aging analysis of the loan portfolio by the time past due as of June 30, 2014 and December 31, 2013:
	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due
				Total Past Due Loans	Current Loans	Total Loans
June 30, 2014

Commercial	$—	$—	$5,790,699	$5,790,699	$37,027,117	$42,817,816
Residential	—	—	9,846,177	9,846,177	4,630,091	14,476,268
Land	—	—	2,016,002	2,016,002	150,000	2,166,002
	$—	$—	$17,652,878	$17,652,878	$41,807,208	$59,460,086

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due
				Total Past Due Loans	Current Loans	Total Loans
December 31, 2013

Commercial	$—	$690,000	$5,100,699	$5,790,699	$20,368,179	$26,158,878
Residential	—	—	10,195,725	10,195,725	17,266,188	27,461,913
Land	—	—	4,975,502	4,975,502	200,000	5,175,502
	$—	$690,000	$20,271,926	$20,961,926	$37,834,367	$58,796,293

All of the loans that are 90 or more days past due as listed above are on non-accrual status as of June 30, 2014 and December 31, 2013. In addition, two commercial loans totaling $11,466,179 that are considered impaired were also on non-accrual status as of December 31, 2013 (total of $31,738,105). These two loans were restored to accrual status during the first quarter of 2014 because the Company had received consistent payments from the borrower over the previous six month period, and management expects that the borrower will continue to keep the loans current with respect to principal and interest payments.  These two loans continue to be reported as impaired due to the previous modification of the borrower's terms in a troubled debt restructuring. There is an unamortized discount on one of these loans in the amount of approximately $610,000 and $659,000 as of June 30, 2014 and December 31, 2013, respectively.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

The following tables show information related to impaired loans as of and for the three and six months ended June 30, 2014:

	As of June 30, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial	$16,377,403	$15,536,927	$—
Residential	2,386,725	2,311,177	—
Land	2,016,151	2,016,002	—

With an allowance recorded:
Commercial	1,908,752	1,768,753	611,095
Residential	7,983,345	7,535,000	3,087,345
Land	—	—	—

Totals:
Commercial	$18,286,155	$17,305,680	$611,095
Residential	$10,370,070	$9,846,177	$3,087,345
Land	$2,016,151	$2,016,002	$—

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$16,291,783	$289,610	$16,254,765	$788,116
Residential	2,387,910	22,733	2,445,794	67,733
Land	2,016,234	40,320	3,019,839	94,640

With an allowance recorded:
Commercial	1,908,040	11,990	1,845,838	26,471
Residential	7,983,345	35,000	7,983,387	74,000
Land	—	—	—	—

Totals:
Commercial	$18,199,823	$301,600	$18,100,603	$814,587
Residential	$10,371,255	$57,733	$10,429,181	$141,733
Land	$2,016,234	$40,320	$3,019,839	$94,640

The following tables show information related to impaired loans as of December 31, 2013 and for the three and six months ended June 30, 2013:

	As of December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial	$16,212,899	$15,488,126	$—
Residential	2,734,228	2,660,725	—
Land	5,017,839	4,975,502	—

With an allowance recorded:
Commercial	1,079,699	1,078,752	537,743
Residential	7,983,345	7,535,000	3,087,345
Land	—	—	—

Totals:
Commercial	$17,292,598	$16,566,878	$537,743
Residential	$10,717,573	$10,195,725	$3,087,345
Land	$5,017,839	$4,975,502	$—

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$7,227,776	$39,569	$7,218,337	$322,351
Residential	2,860,656	31,965	2,880,661	68,841
Land	4,976,930	82,320	4,976,930	164,641

With an allowance recorded:
Commercial	1,079,699	9,000	1,079,699	12,000
Residential	7,983,345	63,000	7,983,340	127,100
Land	9,520,585	—	17,523,006	—

Totals:
Commercial	$8,307,475	$48,569	$8,298,036	$334,351
Residential	$10,844,001	$94,965	$10,864,001	$195,941
Land	$14,497,515	$82,320	$22,499,936	$164,641

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

Troubled Debt Restructurings

The Company has allocated approximately $3,628,000 and $3,625,000 of specific reserves on loans totaling approximately $22,481,000 and $25,781,000 (recorded investments before reserves) to borrowers whose loan terms had been modified in troubled debt restructurings as of June 30, 2014 and December 31, 2013, respectively.  The Company has not committed to lend additional amounts to any of these borrowers.

No loans were modified as troubled debt restructurings during the three and six months ended June 30, 2014.

During the three and six months ended June 30, 2013, the terms of one loan were modified as a troubled debt restructuring, whereby the terms of the loan were modified to combine all principal, delinquent interest and advances into principal and provide for amortizing payments at a reduced interest rate over an extended maturity of 15 years. This borrower subsequently became delinquent in making payments on this modified loan. Management believes that no specific loan loss allowance is needed on this loan given the estimated underlying collateral value.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

The following tables show information related to loan modifications made by the Company during the three and six months ended June 30, 2013:

	Modifications During the Three and Six Months Ended June 30, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Troubled Debt Restructurings That Occurred During the Three and Six Months
Residential	1	$272,028	$272,028

Troubled Debt Restructurings	Number of Contracts	Recorded Investment
That Subsequently Defaulted
Residential	1	$272,028

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

The Company received distributions from 1850 of $84,000 during the three and six months ended June 30, 2014 and $80,000 during the three and six months ended June 30, 2013. The net income to the Company from its investment in 1850 De La Cruz was approximately $41,000 and $39,000 during the three months ended June 30, 2014 and 2013, respectively, and $83,000 and $80,000 during the six months ended June 30, 2014 and 2013, respectively.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE 5 - REAL ESTATE HELD FOR SALE

Real estate properties held for sale as of June 30, 2014 and December 31, 2013 consists of properties acquired through foreclosure classified by property type as follows:

	June 30, 2014	December 31, 2013
Residential	$93,647	$93,647
Land	1,468,800	3,427,200
Golf course	2,001,790	1,961,284
Marina	360,000	408,000
	$3,924,237	$5,890,131

During the quarter ended June 30, 2014, the Company transferred one parcel of land with a balance of approximately $1,958,000 from “Held for sale” to “Held for investment” because the property is no longer listed for sale and a sale is not likely within the next year.

During the three and six months ended June 30, 2014, the Company recorded an impairment loss of $48,000 and $56,000, respectively, on the marina property located in Oakley, California due to a recent decrease in the listing price of the property.

There were no sales during the three and six months ended June 30, 2014; however, gains totaling approximately $2,350,000 and $2,626,000, respectively, were recognized during the three and six months ended June 30, 2014 that had previously been deferred related to the sales of real estate properties in 2012 and 2013. The gains on the sales of the properties are being recognized under the installment method.
w listed for sale and sales are expected within the next year., Florida from held for investment to held for sale as they are n
During the quarter ended June 30, 2013, the Company sold 45 residential and 2 commercial units located in Oakland, California and held within 1401 on Jackson, LLC via a land sales contract for $11,000,000 ($1,000,000 down with interest only payments at 4.5% interest due monthly with all remaining principal and interest due in one year), resulting in a gain to the Company of approximately $207,000 and deferred gain of approximately $2,073,000. The carryback loan was repaid by the borrower with partial payments in November 2013 and May 2014 resulting in the full recognition of the deferred gain as of June 30, 2014.

During the quarter ended June 30, 2013, the Company sold a retail complex located in Hilo, Hawaii for $1,950,000 with a $250,000 cash down payment and a $1,700,000 carryback note due in three years with monthly payments of interest only at a starting rate of 5% per annum, resulting in a gain to the Company of approximately $36,000 and deferred gain of approximately $246,000. The note called for principal pay downs of $125,000 each within 30 and 60 days of issuance of the title policy on the property (paid in July and August 2013).

During the quarter ended June 30, 2013, the Company sold the remaining parcel of land held within Dation, LLC for $300,000 with a $100,000 down payment and a $200,000 carryback note with interest only payments at 6% per annum due in one year, resulting in a gain to the Company of approximately $13,000 and deferred gain of approximately $25,000. The carryback loan was fully repaid by the borrower in May 2014 resulting in the full recognition of the deferred gain as of June 30, 2014.

During the six months ended June 30, 2013, the Company sold four lots (one including a manufactured home) in a manufactured home subdivision development located in Ione, California for aggregate net sales proceeds of approximately $73,000 resulting in a net gain to the Company of approximately $30,000.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

1875 West Mission Blvd., LLC

1875 West Mission Blvd., LLC (“1875”) was a California limited liability company formed for the purpose of owning 22.41 acres of industrial land located in Pomona, California which was acquired by the Company and PNL Company (who were co-lenders in the subject loan) via foreclosure in August 2011. Pursuant to the Operating Agreement, the Company had a 60% membership interest in 1875 and was entitled to collect approximately $5,078,000 upon the sale of the property after PNL collected all unreimbursed LLC expenses it has paid and $1,019,000 in its default interest at the time of foreclosure. The land was sold during the quarter ended June 30, 2013 for net sales proceeds of approximately $9,489,000 resulting in gain on sale of $2,174,000. As the Company received its basis in 1875 of $5,078,000 upon sale, after noncontrolling interest expense, there was no net gain or loss attributable to common stockholders.

NOTE 6 - REAL ESTATE HELD FOR INVESTMENT

Real estate held for investment as of June 30, 2014 and December 31, 2013 consists of properties acquired through foreclosure classified by property type as follows:

	June 30, 2014	December 31, 2013
Land (including land under development - see Tahoe Stateline Venture below)	$66,523,155	$46,873,135
Residential	46,773,622	47,037,370
Retail	15,508,611	15,588,452
Office	9,267,424	9,348,331
Industrial	4,552,245	4,605,910
Storage	3,895,832	3,943,780
Marina	3,188,965	2,028,855
	$149,709,854	$129,425,833

The balances of land and the major classes of depreciable property for real estate held for investment as of June 30, 2014 and December 31, 2013 are as follows:
	June 30, 2014	December 31, 2013
Land and land improvements	$94,256,263	$73,591,953
Buildings and improvements	66,093,821	65,433,599
	160,350,084	139,025,552
Less: Accumulated depreciation	(10,640,230)	(9,599,719)
	$149,709,854	$129,425,833

It is the Company’s intent to sell its real estate properties held for investment, but the majority of expected sales are not probable to occur within the next year.

Depreciation expense was approximately $521,000 and $980,000 for the three months ended June 30, 2014 and 2013, respectively, and $1,041,000 and $1,350,000 for the six months ended June 30, 2014 and 2013, respectively.

2014 Foreclosure Activity

During the six months ended June 30, 2014, Sandmound Marina, LLC (“Sandmound”) (wholly owned by the Company) foreclosed on a first mortgage loan secured by unimproved land and a marina and campground located in Bethel Island, California with a principal balance of approximately $2,960,000 and obtained the properties via the trustee’s sale. In addition, advances made on the loan or incurred as part of the foreclosure (such as legal fees and delinquent property taxes) in the total amount of approximately $282,000 were capitalized to the basis of the properties. The fair market values of the properties acquired were estimated to be higher than Sandmound’s recorded investment in the subject loan, and, thus, a gain on foreclosure in the amount of approximately $257,000 was recorded. The properties have been classified as held for investment as sales are not expected within one year.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

2013 Foreclosure Activity

During the six months ended June 30, 2013, Brannan Island, LLC (“Brannan”) (wholly owned by the Company) foreclosed on two first mortgage loans secured by a marina with 179 boat slips located in Isleton, California with an aggregate principal balance of $1,863,000 and obtained the property via the trustee’s sale.In addition, advances made on the loans or incurred as part of the foreclosures (such as legal fees and delinquent property taxes) in the total amount of approximately $140,000 were capitalized to the basis of the property. Brannan’s recorded investment in the subject loans at the time of foreclosure approximated the net fair market value of the property so no charge-off or gain on foreclosure was recorded.

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

The net income to the Company from 720 University was approximately $60,000 and $33,000 (including depreciation and amortization of $106,000 and $113,000) for the three months ended June 30, 2014 and 2013, respectively, and $38,000 and $60,000 (including depreciation and amortization of $216,000 and $220,000) for the six months ended June 30, 2014 and 2013, respectively. The noncontrolling interest of the joint venture partner of approximately $(1,000) and $(15,000) as of June 30, 2014 and December 31, 2013, respectively, is reported in the accompanying consolidated balance sheets. The Company’s investment in 720 University real property and improvements was approximately $11,618,000 and $11,697,000 as of June 30, 2014 and December 31, 2013, respectively.

TOTB Miami, LLC

During 2011, the Company foreclosed on a participated, first mortgage loan secured by a condominium complex located in Miami, Florida with a principal balance to the Company of approximately $26,257,000 and obtained an undivided interest in the properties with the other two lenders (which included OFG, the manager of the Company, and PRC Treasures, LLC or “PRC”). The Company and the other lenders formed a Florida limited liability company, TOTB Miami, LLC (“TOTB Miami”), to own and operate the complex. The complex consists of three buildings and an undeveloped parcel of land. Two buildings in which TOTB Miami owns 169 unsold condominium units have been renovated. These units are being leased. A third building contains 160 vacant units that have not been renovated.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

In March 2012, the Company made a priority capital contribution to TOTB Miami in the amount of $7,200,000. TOTB Miami then purchased PRC’s member interest in TOTB Miami for $7,200,000. Thus, the remaining members in TOTB Miami are now the Company and OFG.  The change in capital as a result of the PRC buyout and the amended agreement resulted in an increase to the Company’s capital of approximately $2,760,000, in addition to the $7,200,000 paid to acquire PRC’s interest. On the same date, the Company and OFG executed an amendment to the TOTB Miami operating agreement to set the percentage of capital held by each at 80.74% for the Company and 19.26% for OFG based on the dollar amount of capital invested in the properties/TOTB Miami (excluding preferred capital). The preferred capital of $2,583,000 was returned to the Company as of December 31, 2013 with the excess cash held by TOTB Miami and capital contributions of approximately $1,520,000 and $363,000 made by the Company and OFG, respectively.

During the quarter ended June 30, 2014, TOTB Miami contributed the vacant and unimproved 160 unit apartment building to a new wholly-owned entity, TOTB North, LLC (“TOTB North”). TOTB North then entered into a construction loan agreement which will provide up to $21,304,000 for the purpose of renovating and improving the apartment building (see Note 9). As of June 30, 2014, approximately $620,000 had been drawn from the construction loan to fund debt issuance costs. In addition, TOTB North has entered into various contracts for the design, engineering and first phase demolition and concrete remediation for the renovation project in the aggregate amount of approximately $2,577,000 of which approximately $224,000 had been incurred as of June 30, 2014. The Company plans to negotiate and sign the final construction contract for the remainder of the work by the fourth quarter of 2014. During the quarter ended June 30, 2014, the Company and OFG contributed approximately $453,000 and $108,000, respectively, to TOTB Miami to fund the $1,000,000 deposit required pursuant to the construction loan agreement.

The assets, liabilities, income and expenses of TOTB Miami have been consolidated into the accompanying consolidated balance sheets and statements of income of the Company. The noncontrolling interest of OFG totaled approximately $6,530,000 and $6,372,000 as of June 30, 2014 and December 31, 2013, respectively.

The net income (loss) to the Company from TOTB Miami was approximately $89,000 and $(263,000) (including depreciation of $150,000 and $598,000, respectively) for the three months ended June 30, 2014 and 2013, respectively, and $209,000 and $(90,000) (including depreciation of $299,000 and $598,000) for the six months ended June 30, 2014 and 2013, respectively.

During the quarter ended June 30, 2013, the properties were moved from “Held for sale” to “Held for investment” as they were no longer being marketed and sales were not expected within the next year. The transfer resulted in the Company recording approximately $598,000 of depreciation expense during the quarter ended June 30, 2013.

Tahoe Stateline Venture, LLC

The Company had made a series of loans with aggregate principal balances totaling approximately $24,203,000. These loans were originally secured by first, second and third deeds of trust on 29 parcels of land with entitlements for a 502,267 square foot resort development located in South Lake Tahoe, California known as Chateau at Lake Tahoe, or the Project. Through multiple foreclosures, 16 of the parcels within the development were acquired by lenders who held senior positions to the Company. In December 2012, the Company acquired seven of those parcels for $6,600,000, from the foreclosing lenders, that are contiguous to parcels securing the Company’s loans. The parcel purchases were made through TSV which is a wholly-owned subsidiary of the Company. TSV paid approximately $5,697,000 for the parcel purchases, including approximately $81,000 in closing costs and $1,691,000 in delinquent property taxes on the parcels. The sellers of the parcels also provided financing for the balance of the purchase prices which totaled $3,300,000 at 5% interest with interest only, semi-annual payments and all principal due in December 2016 (see Note 9). While these parcels were originally part of the security for the Company’s loans, management had chosen not to advance the funds to acquire the parcels at the foreclosure sales in 2010 and 2011 due to the uncertainty surrounding the Project.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

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

In July 2013, TSV advanced $660,000 to obtain a release of a second deed of trust that was senior to TSV’s loan on a single parcel of land located on South Lake Tahoe Blvd. and adjacent to the parcels TSV acquired in the May 2013 foreclosure. In July 2013, TSV foreclosed on this parcel, subject to the existing first loan with a principal balance of $1,000,000 plus accrued interest. In October 2013, the holders of this first loan agreed to restructure the note by waiving all accrued interest in exchange for a $300,000 principal pay down from TSV. The restructured note (now with a principal balance of $500,000 after another $200,000 repayment made during the quarter ended June 30, 2014) is due on August 1, 2017 and requires interest only payments from TSV on a quarterly basis at an interest rate of 5% (see Note 9). The holders of the restructured note also agreed to release from their security another parcel of land that TSV had acquired in the May 2013 foreclosure.

After the final trustee’s sale, TSV owned all of the parcels necessary to complete the first retail phase of the Project and began construction in the summer of 2013. TSV signed a construction contract for the first phase of the Project in the amount of $16,948,000 (including change orders to date) of which approximately $14,383,000 has been incurred as of June 30, 2014. TSV has capitalized approximately $19,496,000 in design, engineering, construction and other related development costs (including legal, consulting, property taxes and interest) related to the retail and residential phases of the Project as of June 30, 2014. It is possible that additional change orders will be submitted and construction costs may be higher than expected, however, management believes that the cash flows from operation and/or ultimate sale of the property will be sufficient to cover the Company’s recorded investment. Construction on the retail phase is currently scheduled to be completed sometime during the third quarter of 2014. The Company has executed lease agreements for approximately 79% of the currently available space as of the date of this filing and currently anticipates that all tenant improvements will be complete and tenants will begin paying rent during the fourth quarter of 2014.

In February 2014, TSV entered into a Purchase and Sale Agreement to purchase nine additional parcels of land (and certain related assets) that constitute the balance of parcels in the second phase of the Project and that border the other parcels owned by TSV for $6,000,000 in cash.  This purchase was finalized during the quarter ended June 30, 2014. After this purchase, TSV now owns 24 parcels encompassing the entire Project (after combining six parcels into one for the retail development and purchase of nine parcels in 2014).

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

The approximate net income (loss) from Company real estate properties held within wholly-owned limited liability companies and other properties held for investment and sale with significant operating results (including gains/losses from sales and impairment losses) for the six months ended June 30, 2014 and 2013 are included in the table below. The information presented includes only the revenues and expenses directly related to the properties and no allocations have been made for overhead and other expenses the Company incurs that are not directly related to an individual property.

	June 30, 2014	June 30, 2013
DarkHorse Golf Club, LLC (golf course sold in 2012)	$2,000	$(165,000)
Lone Star Golf, Inc. (previously Lone Star Golf, LLC)	(26,000)	(59,000)
Baldwin Ranch Subdivision, LLC	(54,000)	(48,000)
The Last Resort and Marina, LLC	(66,000)	(11,000)
54th Street Condos, LLC	14,000	(34,000)
Wolfe Central, LLC	198,000	199,000
AMFU, LLC	11,000	7,000
Phillips Road, LLC	67,000	50,000
1401 on Jackson, LLC (sold in 2013)	1,809,000	249,000
Broadway & Commerce, LLC	22,000	26,000
Brannan Island, LLC (foreclosed in 2013)	(1,000)	(42,000)
Piper Point Marina- held in Sandmound Marina, LLC (foreclosed in 2014)	(26,000)	—
Light industrial building, Paso Robles, California	105,000	95,000
Undeveloped industrial land, San Jose, California	(61,000)	(53,000)
Office buildings, Roseville, California	4,000	(5,000)
Office condominium complex, Roseville, California	(17,000)	(63,000)
Storage facility/business, Stockton, California	157,000	151,000
Undeveloped land, Gypsum, Colorado	(111,000)	(135,000)
Retail complex, Hilo, Hawaii (sold in 2013)	—	(18,000)

Certain of the Company’s real estate properties held for sale and investment are leased to tenants under noncancellable leases with remaining terms ranging from one to thirteen years. Certain of the leases require the tenant to pay all or some operating expenses of the properties. The future minimum rental income from noncancellable operating leases due within the five years subsequent to June 30, 2014 and thereafter is as follows:

Twelve months ending June 30:
2015	$5,296,157
2016	2,228,262
2017	1,699,232
2018	1,323,268
2019	1,018,266
Thereafter (through 2026)	2,202,315
$13,767,500

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

OFG, at its sole discretion may, on a monthly basis, adjust the management and servicing fees as long as they do not exceed the allowable limits calculated on an annual basis. Even though the fees for a month may exceed 1/12 of the maximum limits, at the end of the calendar year the sum of the fees collected for each of the 12 months must be equal to or less than the stated limits. Management fees amounted to approximately $420,000 and $452,000 for the three months ended June 30, 2014 and 2013, respectively, and $840,000 and $892,000 for the six months ended June 30, 2014 and 2013, respectively, and are included in the accompanying consolidated statements of income. Servicing fees amounted to approximately $38,000 and $38,000 for the three months ended June 30, 2014 and 2013, respectively, and $76,000 and $81,000 for the six months ended June 30, 2014 and 2013, respectively, and are included in the accompanying consolidated statements of income. As of June 30, 2014 and December 31, 2013, the Company owed management and servicing fees to OFG in the amount of approximately $150,000 and $294,000, respectively.

The maximum servicing fees were paid to OFG during the three and six months ended June 30, 2014 and 2013. The maximum management fees were paid to OFG during the three and six months ended June 30, 2014. If the maximum management fees had been paid to OFG during the six months ended June 30, 2013, the management fees would have been $896,000 (increase of $4,000), which would have decreased net income by approximately 0.05%.

In determining the management fees to pay to OFG, OFG may consider a number of factors, including current market yields, delinquency experience, un-invested cash and real estate activities. OFG expects that the management fees it receives from the Company will vary in amount and percentage from period to period. However, due to reduced levels of mortgage investments held by the Company, during 2013 and 2014, OFG has chosen to take close to the maximum compensation that it is able to take pursuant to the Management Agreement and will likely continue to take the maximum compensation for the foreseeable future.

Pursuant to the Management Agreement, OFG receives all late payment charges from borrowers on loans owned by the Company. The amounts paid to or collected by OFG for such charges totaled approximately $1,000 and $1,000 for the three months ended June 30, 2014 and 2013, respectively, and $2,000 and $2,000 for the six months ended June 30, 2014 and 2013, respectively. In addition, the Company remits other miscellaneous fees to OFG, which are collected from loan payments, loan payoffs or advances from loan principal (i.e. funding, demand and partial release fees). The amounts paid to or collected by OFG for such fees totaled approximately $1,000 and $2,000 during the three and six months ended June 30, 2014, respectively. No such fees were remitted to OFG during the three and six months ended June 30, 2013.

OFG originates all loans the Company invests in and receives loan origination and extension fees from borrowers. During the three and six months ended June 30, 2014, OFG earned approximately $331,000 and $540,000, respectively, on loans originated or extended of approximately $13,153,000 and $22,202,000, respectively. During the three and six months ended June 30, 2013, OFG earned approximately $25,000 in loan fees on one loan originated of $1,245,000.

OFG is reimbursed by the Company for the actual cost of goods, services and materials used for or by the Company and paid by OFG and the salary and related salary expense of OFG’s non-management and non-supervisory personnel performing services for the Company which could be performed by independent parties (subject to certain limitations in the Management Agreement and the Company’s charter). The total OFG reimbursements expensed by the Company for such services were $183,000 and $210,000 during the three months ended June 30, 2014 and 2013, respectively, and $340,000 and $368,000 during the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014, there was $41,000 payable to OFG for such services and no such amounts payable as of December 31, 2013. The Company also reimbursed certain of OFG’s officers for allowed expenses in the total amount of $0 and $1,000 during the three months ended June 30, 2014 and 2013, respectively, and $1,000 and $1,000 during the six months ended June 30, 2014 and 2013, respectively.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

The Company paid Investor’s Yield, Inc. (a wholly owned subsidiary of OFG) approximately $0 and $31,000 during the three months ended June 30, 2014 and 2013, respectively, and $30,000 and $34,000 during the six months ended June 30, 2014 and 2013, respectively, in fees primarily related to certain foreclosure proceedings on Company loans.

NOTE 8 – LINES OF CREDIT PAYABLE

The Company borrows funds under the California Bank & Trust (“CB&T”) Line of Credit and the Opus Bank (“Opus”) Line of Credit (collectively, the “Funding Agreements”). As of June 30, 2014, the outstanding balances and total commitments under the Funding Agreements consisted of the following:

	As of June 30, 2014		As of December 31, 2013

	Outstanding Balance	Total Commitment	Outstanding Balance	Total Commitment

CB&T Line of Credit	$13,046,000	$17,355,300	$—	$—
Opus Bank Line of Credit	—	5,136,000	—	—
Total	$13,046,000	$22,491,300	$—	$—

The Funding Agreements are generally collateralized by assignments of specific loans or real estate properties owned by the Company.

CB&T Line of Credit

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

The maximum borrowings available (total commitment) under the revolving CB&T Credit Facility is the lesser of $20,000,000, which is the face amount of the Master Revolving Note, or the amount determined pursuant to a borrowing base calculation described in the Advance Formula Agreement. At any time that the aggregate principal amount of the total borrowings under the CB&T Credit Facility exceeds the maximum permitted pursuant to the borrowing base calculation, the Company must promptly repay an amount equal to such excess.

Borrowings under the CB&T Credit Facility mature on February 5, 2016.  Such borrowings will bear interest payable monthly, in arrears, on the first business day of each month, at the prime rate of interest established by CB&T from time-to-time plus one quarter percent (.25%) per annum (3.5% at June 30, 2014). Upon a default under the CB&T Credit Facility such interest rate increases by 2.00%. The CB&T Credit Facility required the payment of an origination fee of $100,000 and other issuance costs and is subject to certain ongoing administrative fees and expenses. As of June 30, 2014, $177,000 of these costs were paid and capitalized to deferred financing costs and are being amortized to interest expense using the straight-line method through the maturity date of the CB&T Credit Facility.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

Interest expense on the CB&T Credit Facility was approximately $114,000 and $116,000 during the three and six months ended June 30, 2014, respectively (including $23,000 in amortization of deferred financing costs during the quarter ended June 30, 2014).

Borrowings under the CB&T Credit Facility are secured by certain assets of the Company. These collateral assets will include the grant to CB&T of first-priority deeds of trust on certain real property assets and trust deeds of the Company to be identified by the parties from time-to-time and all personal property of the Company, which collateral includes the assets described in the Security Agreement and in other customary “Collateral Agreements” that will be entered into by the parties from time-to-time. As of June 30, 2014, the carrying amount and classification of loans and real estate properties securing the CB&T Credit Facility were as follows:

Loans:	June 30, 2014
Commercial	$11,505,000
Total	$11,505,000
Real Estate:
Residential	6,915,192
Storage	3,895,832
Industrial	3,072,263
Total	$13,883,287

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

The CB&T Credit Facility contains affirmative, negative, and financial covenants which are customary for loans of this type, including among others: approvals of new leases or lease renewals with respect to Collateral properties; maintaining the Company’s principal bank accounts with CB&T and maintenance of $2,000,000 of Unencumbered Liquid Assets (reported as part of restricted cash on the accompanying consolidated balance sheets); obligations to use best efforts to keep certain of the Company’s properties fully leased; maintenance of minimum debt-to-tangible net worth and debt service coverage ratios; limitations on repurchasing or redeeming stock of the Company; limitations on incurrence of liens or additional indebtedness; restrictions against guarantying debt outside the ordinary course of business; restrictions on asset dispositions, capital or corporate restructuring or other transactions outside the ordinary course of business; and restrictions on making certain investments. Management is not aware of any breach of these covenants as of June 30, 2014.

The Credit Agreement contains certain events of default (subject to specified thresholds and, in certain cases, cure periods), including among others: nonpayment of principal and other amounts when due; breach of covenants or inaccuracy of representations and warranties; maintenance of required insurance; change in the management, ownership or control of the Company which CB&T believes could have a Material Adverse Effect as defined in the Credit Agreement; cross-default and/or cross-acceleration to other indebtedness; certain bankruptcy or insolvency events; the dissolution, merger or consolidation of the Company or if the Company ceases to do business as a going concern; the issuance of a writ of attachment, seizure or similar process against any part of the Company’s property; certain ERISA-related events; entry of non-appealable judgments against the Company that are not covered by insurance, or the entry of a levy or lien of attachment against any assets of the Company or entry by the Company into certain types of settlements; or if CB&T deems itself insecure with respect to the payment obligations of the Company or is of the opinion that a Material Adverse Effect has occurred or could occur. If an event of default occurs and is continuing under the Credit Agreement, CB&T may, among other things, terminate its obligations to lend under the CB&T Credit Facility and require the Company to repay all amounts owed thereunder.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

Opus Bank Line of Credit

On April 22, 2014, the Company entered into a Secured Revolving Credit Loan Agreement (“Opus Credit Agreement”) with Opus as the lender and executed a Promissory Note in favor of Opus, which agreements provide the Company with a new revolving line of credit facility (the “Opus Credit Facility”).  As a condition to providing the Opus Credit Facility to the Company, Opus also required the Company’s Chairman of the Board, President and Chief Executive Officer, William C. Owens, to enter into a Carveout Payment Guaranty (the “Guaranty”), dated April 22, 2014, in favor of Opus.  Mr. Owens’ has delivered the Guaranty in his individual capacity and as sole trustee of Owens Trust, a California trust controlled by Mr. Owens, to guarantee performance by the Company of certain specified obligations under the Credit Facility.  Subject to various conditions, borrowings under the Opus Credit Facility will be used by the Company for general corporate purposes and to finance the origination of new commercial real estate loans.

The maximum borrowings under the revolving Opus Credit Facility is the lesser of $20,000,000, which is the face amount of the Promissory Note, or the Maximum Allowed Advance amount determined pursuant to a borrowing base calculation described in the Opus Credit Agreement. At any time that the aggregate principal amount of the total borrowings under the Opus Credit Facility exceeds the Maximum Allowed Advance permitted pursuant to the borrowing base calculation, the Company must promptly repay an amount equal to such excess.

Advances under the Opus Credit Facility may be made by Opus until April 1, 2016.  All borrowings under the Opus Credit Facility bear interest payable monthly, in arrears, on the first business day of each month, as follows: (i) continuing through October 1, 2014 the rate of interest will be 4.5%; (ii) commencing October 1, 2014, and on each successive six month anniversary during the term (the “Rate Change Date”), the rate of interest will be reset to the Six Month LIBOR rate of interest (currently .33%) as reported on such Rate Change Date plus four percent (4.0%) per annum but in no event will the interest rate be lower than 4.5% per annum. Upon a default under the Opus Credit Facility such interest rate increases by an additional 5.00%. Commencing on May 1, 2016, in addition to the required interest payments, the Company is also required to make mandatory monthly principal payments and all amounts under the Opus Credit Facility are to be repaid not later than April 1, 2017.

Borrowings under the Opus Credit Facility will be secured by certain of the Company's assets. These collateral assets will include the following types of assets to be identified by the parties and described in Borrowing Base Collateral Certificates  to be entered into by the parties from time-to-time: (i) the grant to Opus of first-priority deeds of trust on certain of the Company's real property assets that meet related eligibility requirements set forth in the Opus Credit Agreement (as further defined in the Opus Credit Agreement, the “REO Collateral”); and (ii) the grant to Opus of a collateral interest in mortgage loan promissory notes issued by the Company in the ordinary course of business that meet related eligibility requirements set forth in the Opus Credit Agreement (as further defined in the Opus Credit Agreement, the “Note Collateral”).

The borrowing base calculation outlined in the Opus Credit Agreement equals the sum of: (a) the lesser of (i) 70% of the outstanding principal balance of the Note Collateral and (ii) 50% of the then-current Appraised Value of the real property securing such Note Collateral; plus (b) 60% of the then-current Appraised Value of the real property owned by the Company that qualifies as REO Collateral.  As of June 30, 2014, the carrying amount and classification of loans and real estate properties securing the Opus Credit Facility were as follows:

Real Estate:	June 30, 2014
Office	$4,496,603
Industrial	1,479,982
Total	$5,976,585

The Opus Credit Facility contains affirmative, negative, and financial covenants which are customary for loans of this type, including among others: approvals of new leases or lease renewals with respect to collateral properties; maintaining a minimum of $2,500,000 (potentially increasing to $5,000,000 six months after entering into the Opus Credit Agreement) in bank accounts maintained at Opus (reported as part of restricted cash in the accompanying consolidated balance sheets); compliance by Mr. Owens with all terms of the Guaranty obligations; maintenance of minimum debt-to-tangible net worth and debt service coverage ratios and limitations on making dividends or distributions that could cause a material adverse change in the Company’s financial position or have other financial consequences as described in the agreements. Management is not aware of any breach of these covenants as of June 30, 2014.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

The Opus Credit Facility required the payment of an origination fee of $100,000 and other issuance costs and is subject to certain administrative fees and expenses. As of June 30, 2014, $231,000 of these costs were paid and capitalized to deferred financing costs and are being amortized to interest expense using the straight-line method through the maturity date of the Opus Credit Facility.

Interest expense on the Opus Credit Facility was approximately $13,000 during the three and six months ended June 30, 2014, respectively (including $13,000 in amortization of deferred financing costs).

NOTE 9 - NOTES PAYABLE

The Company had the following notes payable outstanding as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
720 University, LLC Note Payable	$9,829,960	$9,917,585
Tahoe Stateline Venture, LLC Notes Payable	3,800,000	4,000,000
TOTB North, LLC Construction Loan Payable	620,391	—
	$14,250,351	$13,917,585

720 University, LLC Note Payable

The Company has a note payable with a bank through its investment in 720 University (see Note 6), which is secured by the retail development located in Greeley, Colorado. The note requires amortized monthly payments of $56,816 at a fixed rate of 5.07% per annum with the balance of unpaid principal due on March 1, 2015. Interest expense was approximately $126,000 and $128,000 for the three months ended June 30, 2014 and 2013, respectively, and $252,000 and $256,000 for the six months ended June 30, 2014 and 2013, respectively.

Tahoe Stateline Venture, LLC Notes Payable

The Company also has three notes payable related to the foreclosure or purchase of nine parcels by TSV in 2013 and 2012. Two of the notes with principal balances totaling $3,300,000 require semi-annual interest-only payments of 5% per annum and are due in December 2016, and one note with a remaining principal balance of $500,000 as of June 30, 2014 requires quarterly interest-only payments of 5% per annum and is due in August 2017. The Company repaid $200,000 of this note during the quarter ended June 30, 2014 to allow demolition of the buildings on the land for the overall development in Phase II of the project. The Company paid approximately $98,000 and $83,000 of interest on the notes during the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014 and December 31, 2013, there was approximately $22,000 and $21,000 in accrued but unpaid interest on these notes. All interest paid/accrued has been capitalized to the basis of the land now under development.

TOTB North, LLC Construction Loan Payable

TOTB Miami, LLC contributed the unimproved “North” apartment building and the related 2.37 acre parcel of land to a new wholly owned limited liability company, TOTB North, LLC (“TOTB North” or “Borrower”) during the quarter ended June 30, 2014 and entered into a Construction Loan Agreement (the “Loan Agreement”) with Bank of the Ozarks (“Ozarks”) as the lender providing Borrower with a loan (the “Loan”) of up to $21,304,000, subject to the terms and conditions of the Loan documents, for the purpose of renovating and improving the Apartments (the “Project”).  The Loan is evidenced by the Loan Agreement, a related Promissory Note (the “Note”), a Mortgage, Security Agreement and Fixture Filing (the “Security Agreement”), an Assignment of Rents and Revenues (the “Assignment”), an Environmental Indemnity Agreement (the “Indemnity Agreement”) and a Post-Closing Agreement (the “Post-Closing Agreement”). As a condition to providing the Loan to the Borrower, Ozarks also required  a joint and several completion guaranty from the Company and the Manager (the “Completion Guaranty”) with respect to completion of the Apartments, a joint and several repayment guaranty from the Company and the Manager (the “Repayment Guaranty”) that guarantees repayment of the Loan subject to certain limitations and a joint and several carve-out guaranty from the Company and the Manager (the “Carve-Out Guaranty” and, together with the Completion Guaranty and the Repayment Guaranty, the “Guarantees”) that provides a guaranty with respect to standard “bad-boy” carve-out provisions. Capitalized terms used and not defined herein are further defined in the Loan Agreement and the Note.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

The initial maturity date (the “Maturity Date”) of the Loan is June 12, 2017, and the Maturity Date may be extended at the option of Borrower for two additional one year periods if a number of conditions are met including, among others, the conditions that there be no defaults, that the Property have a loan to value ratio calculated in accordance with the Loan Agreement at or below 60% at the time of each extension, that the debt service coverage ratio (“DSCR”) of the Property calculated in accordance with the Loan Agreement equals or exceeds 1.25:1 at the time of each extension, that there be no Material Adverse Change relating to Borrower or any Guarantor and that certain additional fees are paid to Ozarks at the time of the extension.

All outstanding borrowings under the Loan will bear interest equal to the floating daily Three Month LIBOR rate of interest plus four percent (4.0%) per annum (the “Note Rate”), but in no event will the Note Rate be lower than the floor rate of four and one-half percent (4.5%) per annum. The Note Rate as of June 30, 2014 is four and one-half percent (4.5%) per annum.  Upon a default under the Loan documents the Note Rate increases by an additional eight percent (8.00%) per annum. Interest only payments are payable monthly, in arrears, on the first business day of each month (the “Payment Date”), until the “Amortization Commencement Date” which is the earlier to occur of (i) December 12, 2015 or (ii) the first Payment Date occurring after the Project is completed and the Property achieves a DSCR of greater than 1.25:1.

Commencing on the Amortization Commencement Date and continuing on each Payment Date thereafter until the Maturity Date, Borrower is required to make, in addition to the interest payment due on such date, a monthly principal payment.  The principal payment is calculated monthly based on the principal component of a mortgage-style amortization schedule calculated using the principal balance and the Note Rate as of the corresponding Payment Date and a period of 300 months (less the number of any such monthly principal payments made by Borrower prior to the applicable monthly calculation). The balance of the Loan is due on the Maturity Date.

Borrowings under the Loan documents are subject to customary conditions, and, additionally,  Ozarks is not required to loan more than $1.0 million to the Borrower until the Borrower satisfies certain additional conditions detailed in the Post-Closing Agreement (the “Post-Closing Conditions”), including, without limitation, delivery of various completed plans, permits and construction agreements relating to the Project.  The Borrower is also required to deposit with Ozarks $1.0 million, or such greater amount as is required (the “Bridge Equity”), to fund all Project costs incurred prior to the satisfaction of the Post-Closing Conditions.  The required deposit of $1.0 million was made during the quarter ended June 30, 2014 with a capital contribution by TOTB Miami (excess funds held and capital contributions of $453,000 from the Company and $108,000 from OFG). Upon satisfaction of the Post-Closing Conditions, Ozarks will reimburse as part of the Loan the amount of the Bridge Equity to Borrower to the extent the proceeds were expended in conformance with the approved Project budget. Management believes that the Post-Closing Conditions will be met sometime during the fourth quarter of 2014 and TOTB North will have access to the remaining balance of the Loan, but there can be no assurance that this will occur when planned.

Borrowings under the Loan Agreement will be secured by: (i) a first mortgage lien on the Property and all improvements, amenities and appurtenances to the Property, (ii) an assignment of all personal property, sales contracts, rents, leases, and ground leases associated with the Property and (iii) all design, development, service, management, leasing and construction contracts associated with the Property.  In addition, the Bridge Equity and other reserves established by Ozarks are additional collateral for the Loan.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

The Loan documents contain affirmative, negative and financial covenants of the Borrower and the Guarantors which are customary for loans of this type, including, among others, a requirement that the Company in its capacity as a Guarantor maintain: (i) a minimum of $5,000,000 in unencumbered cash balances and (ii) a minimum Net Worth of $35,000,000. Management is not aware of any breach of these covenants as of June 30, 2014.

As of June 30, 2014, the Borrower paid customary closing fees, disbursements and expenses, including an origination fee to Ozarks, which totaled $622,000. The majority of these costs were paid out of proceeds from the loan and capitalized to deferred financing costs and are being amortized to the construction project using the straight-line method through the Maturity Date. During the three and six months ended June 30, 2014, approximately $17,000 of deferred financing costs were amortized to the Project.

During the three and six months ended June 30, 2014, approximately $1,000 of interest was incurred which was capitalized to the Project.

The Loan documents contain events of default (subject to specified thresholds and, in certain cases, cure periods) which are customary for loans of this type. If an event of default occurs and is continuing under the Loan documents, Ozarks may, among other things, terminate its obligations to lend and require the Company to repay all amounts owed thereunder, take possession of the Project and proceed to complete the Project at the cost of the Borrower and/or take certain actions against Guarantors pursuant to the Guarantees.

The following table shows maturities by year on these notes payable as of June 30, 2014:

Twelve months ending June 30:
2015	$9,829,960
2016	—
2017	3,920,391
2018	500,000
2019	—
$14,250,351

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

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

On August 9, 2013, the Board of Directors authorized a Rule 10b5-1 stock repurchase plan (the “Repurchase Plan”) which permitted the Company to repurchase up to the lesser of $7 million of its common stock or five percent of the shares of common stock outstanding as of that date. As of June 30, 2014 and December 31, 2013, the Company had repurchased 430,118 and 403,910 shares of its common stock, respectively, for a total cost of approximately $5,349,000 and $5,024,000 (including commissions) and an average cost of $12.44 per share. No further repurchases were made under the Repurchase Plan which expired on May 19, 2014.

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

The contingency reserves required per the charter as of June 30, 2014 and December 31, 2013 were approximately $3,889,000 and $3,895,000, respectively, and are reported as part of restricted cash in the accompanying consolidated balance sheets. The $4,500,000 required to be held in non-interest bearing accounts pursuant to the Company’s two lines of credit agreements satisfy this contingency reserve requirement (see Note 8).

Escrow Deposits

Restricted cash includes deposits held in third party escrow accounts to pay property taxes and insurance on Company real estate in the amounts of approximately $37,000 and $200,000 as of June 30, 2014 and December 31, 2013, respectively.

Bridge Equity Deposit

Restricted cash includes the Bridge Equity deposit held by Ozarks to fund all Project costs incurred prior to the satisfaction of the Post-Closing Conditions in the amount of $1,000,000 as of June 30, 2014 (see Note 9).

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

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

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

Impaired Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and a specific allowance for loan losses is established.  A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement or when monthly payments are delinquent greater than ninety days. Once a loan is identified as impaired, management measures impairment in accordance with ASC 310-10-35.  The fair value of impaired loans is estimated by either an observable market price (if available) or the fair value of the underlying collateral, if collateral dependent.  The fair value of the loan’s collateral is determined by third party appraisals (by licensed appraisers), broker price opinions, comparable properties or other indications of value. Those impaired loans not requiring an allowance represent loans for which the fair value of the collateral exceed the recorded investments in such loans. At June 30, 2014 and December 31, 2013, the majority of impaired loans were evaluated based on the fair value of the collateral by obtaining third party appraisals that valued the collateral primarily by utilizing an income or market approach or some combination of the two.  In accordance with ASC 820, impaired loans where an allowance is established based on the fair value of collateral are disclosed as measured at fair value on a nonrecurring basis.  When the fair value of the collateral is based on an observable market price or is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser using observable market data, the Company records the impaired loan as nonrecurring Level 2.  When an appraised value is not available, when management determines the fair value of the collateral is further impaired below the appraised value or when the current appraisal includes unobservable market data, the Company records the impaired loan as nonrecurring Level 3. Unobservable market data included in appraisals often includes adjustments to comparable property sales for such items as location, size and quality to estimate fair values using a sales comparison approach.  Unobservable market data also includes cash flow assumptions and capitalization rates used to estimate fair values under an income approach.

Real Estate Held for Sale and Investment

Real estate held for sale and investment include properties acquired through foreclosure of the related loans. When property is acquired, any excess of the Company’s recorded investment in the loan and accrued interest income over the estimated fair market value of the property, net of estimated selling costs, is charged against the allowance for loan losses. Subsequently, real estate held for sale properties are carried at the lower of carrying value or fair value less costs to sell. The Company periodically compares the carrying value of real estate held for investment to expected future cash flows as determined by internally or third party generated valuations (including third party appraisals that primarily utilize an income or market approach or some combination of the two) for the purpose of assessing the recoverability of the recorded amounts. If the carrying value exceeds future undiscounted cash flows, the assets are reduced to fair value. As fair value is generally based upon the future undiscounted cash flows, the Company records the impairment on real estate properties as nonrecurring Level 3.  Unobservable market data included in appraisals often includes adjustments to comparable property sales for such items as location, size and quality to estimate fair values using a sales comparison approach.  Unobservable market data also includes cash flow assumptions and capitalization rates used to estimate fair values under an income approach.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

The following tables present information about the Company’s assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2014 and December 31, 2013:

Fair Value Measurements Using
	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2014
Nonrecurring:
Impaired loans:
Commercial	$ 1,297,657	—	—	$ 1,297,657
Residential	4,896,000	—	—	4,896,000
Total	$ 6,193,657	—	—	$ 6,193,657

Real estate properties:
Marina	$ 360,000	—	—	$ 360,000
Land	2,770,560	—	—	2,770,560
Total	$ 3,130,560	—	—	$ 3,130,560

December 31, 2013
Nonrecurring:
Impaired loans:
Commercial	$ 541,956	—	—	$ 541,956
Residential	4,896,000	—	—	4,896,000
Total	$ 5,437,956	—	—	$ 5,437,956

Real estate properties:
Marina	$ 408,000	—	—	$ 408,000
Land	433,920	—	—	433,920
Total	$ 841,920	—	—	$ 841,920

The provision for loan losses based on the fair value of loan collateral less estimated selling costs for the impaired loans above totaled approximately $0 and $9,000 during the three months ended June 30, 2014 and 2013, respectively, and $73,000 and $11,000 during the six months ended June 30, 2014 and 2013, respectively. Impairment losses were recorded on real estate properties in the amounts of approximately $48,000 and $56,000 during the three and six months ended June 30, 2014, respectively, all of which related to the marina property included in the table above. No impairment losses were recorded during the three and six months ended June 30, 2013.

During the six months ended June 30, 2014 and 2013, there were no transfers in or out of Levels 1 and 2.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2014 and December 31, 2013:

At June 30, 2014:
Description	Fair Value	Valuation Technique	Significant Unobservable Inputs	Input/Range	Weighted Average

Impaired Loans:

Commercial	$1,297,657	Appraisal	Estimate of Future Improvements	13.6%
			Capitalization Rate	5.0 to 6.5%	5.6%
			Comparable Sales Adjustment	(59)% to 32%	(8.9)%
Residential	$4,896,000	Appraisal	Capitalization Rate	5.5%
			Comparable Sales Adjustment	(19.1)% to 39%

Real Estate Properties:
Marina	$360,000	Appraisal	Comparable Sales Adjustment	(186.2)% to (27.1)%
			Capitalization Rate	8.2%
			Estimate of Future Improvements	15.8%
Land	$2,770,560	Appraisal	Comparable Sales Adjustment	(33.3)% to 62.8%	29.7%
			Estimate of Future Improvements	54.1%
			Discount Rate	8.0%

At December 31, 2013:
Description	Fair Value	Valuation Technique	Significant Unobservable Inputs	Input/Range	Weighted Average

Impaired Loans:
Commercial	$541,956	Appraisal	Estimate of Future Improvements	13.6%
			Capitalization Rate	6.5%
			Comparable Sales Adjustment	(59)% to (2.3)%
Residential	$4,896,000	Appraisal	Capitalization Rate	5.5%
			Comparable Sales Adjustment	(19.1)% to 39%
Real Estate Properties:
Marina	$408,000	Appraisal	Comparable Sales Adjustment	(186.2)% to (27.1)%
			Capitalization Rate	8.2%
			Estimate of Future Improvements	15.8%
Land	$433,920	Appraisal	Comparable Sales Adjustment	(33.3)% to 35.5%	7.5%
			Estimate of Future Improvements	54.1%

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

Where only one percentage is presented in the above table there was only one unobservable input of that type for one loan or property. Adjustments to comparable sales included items such as market conditions, location, size, condition, access/frontage and intended use.

The approximate carrying amounts and estimated fair values of financial instruments at June 30, 2014 and December 31, 2013 are as follows:

		Fair Value Measurements at June 30, 2014
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$1,156,000	$1,156,000	$—	$—	$1,156,000
Restricted cash	5,537,000	5,537,000	—	—	5,537,000
Loans, net	54,698,000	—	—	55,324,000	55,324,000
Investment in limited liability company	2,141,000	—	—	2,141,000	2,141,000
Interest and other receivables	1,969,000	—	166,000	1,803,000	1,969,000

Financial liabilities
Due to Manager	$191,000	$—	$191,000	$—	$191,000
Accrued interest payable	100,000	—	100,000	—	100,000
Line of credit payable	13,046,000	—	13,046,000	—	13,046,000
Notes payable	14,250,000	—	—	14,231,000	14,231,000

		Fair Value Measurements at December 31, 2013
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$8,159,000	$8,159,000	$—	$—	$8,159,000
Restricted cash	4,095,000	4,095,000	—	—	4,095,000
Loans, net	54,057,000	—	—	54,602,000	54,602,000
Investment in limited liability company	2,143,000	—	—	2,352,000	2,352,000
Interest and other receivables	1,674,000	—	238,000	1,436,000	1,674,000

Financial liabilities
Due to Manager	$294,000	$—	$294,000	$—	$294,000
Accrued interest payable	64,000	—	64,000	—	64,000
Notes payable	13,918,000	—	—	13,960,000	13,960,000

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

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

Loans, net: The fair value of loans that are not impaired are estimated using discounted cash flow methodology, using discount rates, which, in the opinion of management, best reflect current market interest rates that would be offered for loans with similar characteristics and credit quality but are often unobservable resulting in a Level 3 classification. The fair values of loans that are impaired are estimated by the Company primarily through the use of third party appraisals of the underlying collateral. Such appraisals often include unobservable market data including adjustments to comparable property sales for such items as location, size and quality to estimate fair values using a sales comparison approach and include cash flow assumptions and capitalization rates used to estimate fair values under an income approach resulting in a Level 3 classification.

Investment in limited liability company: The fair value of the Company’s investment in limited liability company is estimated based on an appraisal obtained which used unobservable inputs and is classified as Level 3.

Line of credit payable: The fair value of the Company’s line of credit payable is estimated based upon comparable market indicators of current pricing for the same or similar issue or on the current rate offered to the Company for debt of the same remaining maturity and is generally observable resulting in a Level 2 classification.

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

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Environmental Remediation Obligations

The Company has an obligation to pay all required costs to remediate and monitor contamination of the real properties owned by 1850 (Note 4). As part of the Operating Agreement executed by the Company and its joint venture partner in 1850, Nanook, the Company has indemnified Nanook against all obligations related to the expected costs to monitor and remediate the contamination. In 2008, the Company had accrued an amount that a third party consultant had estimated will need to be paid to monitor and remediate the site. The majority of clean-up activities were completed during 2012 as part of the tenant’s construction of a new building on the site. Thus, approximately $460,000 was paid by the Company from the previously established liability, and an additional $100,000 was accrued during the year ended December 31, 2012 as a result of an updated estimate of future costs to be incurred. If additional amounts are required, it will be an obligation of the Company. As of June 30, 2014 and December 31, 2013, approximately $62,000 and $63,000 of this obligation remains accrued on the Company’s books. All costs for this remediation will be paid from cash reserves.

During the course of due diligence performed by a potential buyer of TOTB Miami in 2012, a low level of arsenic was found in the ground water of a monitoring well located on the property owned by TOTB Miami. While the level of arsenic exceeds the minimum level acceptable for drinking water standards, the water under this property is subject to tidal influence and is not used for domestic consumption.  TOTB Miami has retained an environmental consultant to perform additional testing and analysis with the goal of petitioning the appropriate governmental agency to issue a no further action letter for this property due to the low level of contamination and the low quality of the ground water under the property.  At this time, the costs of any potential remediation and/or monitoring are unknown and cannot be estimated. As of June 30, 2014 and December 31, 2013, approximately $73,000 and $65,000 has been accrued and/or paid for testing and analysis.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

Contractual Obligations

The Company has entered into various contracts related to construction of the retail portion of the land owned by TSV. The aggregate amount of these contracts is approximately $19,230,000 as of the date of this filing, of which approximately $16,491,000 was incurred as of June 30, 2014. All costs for this project will be paid from cash reserves, from the recently obtained lines of credit, and/or financing to be obtained in the future. It is possible that additional change orders will be submitted and construction costs may be higher than expected.

The Company has also entered into contracts for the initial demolition and concrete remediation, design, architectural and engineering services related to the renovation of the vacant apartment building owned by TOTB North (see Notes 6 and 9) in the aggregate amount of approximately $2,577,000 of which approximately $224,000 has been incurred to June 30, 2014 in addition to other capitalized costs related to the construction project of $248,000 (total of $472,000). All costs for this project will be paid from cash reserves or the recently obtained construction loan.

As of June 30, 2014, the Company has commitments to advance additional funds to borrowers of construction, rehabilitation and other loans in the total amount of approximately $2,269,000 (including approximately $479,000 in interest reserves).

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

The Company is a Maryland corporation formed to reorganize the business of its predecessor, OMIF, into a publicly traded REIT. Owens Mortgage Investment Fund (“OMIF”) was a California Limited Partnership registered with the Securities and Exchange Commission (“SEC”) that was formed in 1983 for the purposes of funding and servicing short-term commercial real estate loans.

Beginning in 2009, OMIF experienced liquidity issues as its borrowers were unable to access credit sources to pay off its loans.  OMIF eventually foreclosed on a substantial portion of its loan portfolio, repositioning many of the properties for investment or eventual sale.  OMIF also experienced a significant increase in capital withdrawal requests that it was unable to honor due to insufficient cash, net of reserves and restrictions under the terms of its bank line of credit. In addition, OMIF was restricted by provisions within the partnership agreement from making additional investments in mortgage loans while qualified redemption requests remained pending and unpaid. In addition to increasing investor liquidity through public listing of its stock, the Company was created to provide the opportunity for resuming mortgage lending activities, with the goal of increasing income to stockholders.

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

Our primary sources of revenue are interest income earned on our loan investment portfolio and revenues we generate from our operating real estate assets. We have resumed originating loans and between May and December 2013, the Company originated $30.2 million of commercial real estate loans (including $11.9 million in carryback financing from the sales of real estate properties). We originated an additional $19.9 million in loans during the first six months of 2014, including the rewrite of one loan in the amount of $616,000. While we believe the Company is well positioned to capitalize on lending opportunities as the economy continues to recover, there can be no assurances that we will be able to identify and make loans to suitable commercial real estate borrowers or have adequate capital and liquidity to fund such loans.

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

Over the past seven years, we have experienced increased delinquent loans and foreclosures which have created substantial losses. In addition, we now own significantly more real estate than in the past, which has reduced cash flow and net income. As of June 30, 2014, approximately 49% of our loans are impaired and/or past maturity. As of June 30, 2014, we own approximately $154 million of real estate held for sale or investment, which is approximately 69% of total assets. During the six month period ended June 30, 2014, we foreclosed on one loan and obtained the two securing properties in the trustee’s sale (land and a marina/campground located in Bethel Island, California) with an estimated net fair market value of $3,498,000. We did not sell any properties during the six months ended June 30, 2014 but recognized an additional $2,626,000 in deferred gain under the installment method due to full and partial repayments received on carryback loans from the sale of three real estate properties in late 2012 and 2013. We will continue to attempt to sell certain of our properties but may need to sell them for losses or wait until market values recover. In addition, under the REIT tax rules, we may be subject to a “prohibited transaction” penalty tax on tax gains from the sale of our properties in certain circumstances. In order to fit within a REIT “safe harbor” and avoid prohibited transaction tax, we expect to wait to sell any property that would result in tax gain until we have held such property for at least two years after the conversion (May 2015). In addition, we are also limited in the number and dollar amount of properties we can sell in a given year under the REIT tax rules.

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

Current Market Conditions, Risks and Recent Trends

During 2013 and the first half of 2014, the global capital, credit and real estate markets continued to slowly recover from the economic downturn which began in 2007, and we expect this trend to continue through 2014. However, despite these improvements, the overall market recovery remains uncertain. Should the economy regress, the commercial real estate sector may experience additional losses and operating challenges.

Critical Accounting Policies

Please refer to the section of ORM’s Annual Report on Form 10-K for the year ended December 31, 2013 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Critical Accounting Policies” for a discussion of our critical accounting policies. During the six months ended June 30, 2014, there were no material changes to these policies.

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

Results of Operations

Net income attributable to our common stockholders decreased approximately $3,620,000 and $4,290,000 during the three and six months ended June 30, 2014, as compared to the same periods in 2013. These decreases were primarily a result of the 2013 reversal of the provision for loan losses in the amount of approximately $6,476,000 related to three delinquent loans securing the same property (the Chateau at Lake Tahoe project) that were foreclosed on by TSV during the quarter ended June 30, 2013 based on a new appraisal obtained, which reflected a significant increase in value from the previous appraisal dated June 30, 2012.  The impact of this loan loss allowance reversal on the change in net income between 2014 and 2013 was offset by the following:

•
An increase in interest income on loans of $305,000 and $555,000 during the three and six months ended June 30, 2014, respectively, as compared to the same periods in 2013, due to an increase in the average balance of performing loans in our portfolio;

•
An increase in operating income from real estate properties (excluding amounts from the Company’s investment in 1850) of $744,000 and $847,000 during the three and six months ended June 30, 2014, respectively, as compared to the same periods in 2013, as a result of increased rental rates and/or occupancy and decreased operating expenses on certain of our real estate properties held for investment and the sale of certain operating properties during 2013 which had operating losses during the three and six months ended June 30, 2013; and

•
A net increase in gain on sale of real estate (after the net effect of gain attributable to noncontrolling interests during 2013) of $2,094,000 and $2,341,000 during the three and six months ended June 30, 2014, respectively, as compared to the same periods in 2013, as a result of deferred gains recognized on three properties sold in 2012 or 2013 due to full or partial principal repayments received on the carry back loans during the three and six months ended June 30, 2014.

Summary of Financial Results
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Total revenues	$4,054,311	$3,560,035	$8,179,804	$8,164,833
Total expenses	3,569,826	(2,526,996)	7,167,394	704,447
Operating income	484,485	6,087,031	1,012,410	7,460,386
Gain on sale of real estate	2,349,808	2,429,872	2,626,992	2,460,209
Net income	2,834,293	8,516,903	3,639,402	9,920,595
Less: Net income attributable to noncontrolling interests	(23,409)	(2,085,886)	(67,955)	(2,059,646)
Net income attributable to common stockholders	$2,810,884	$6,431,017	$3,571,447	$7,860,949
Net income per common share (basic and diluted)	$0.26	$0.57	$0.33	$0.70
Weighted average number of common shares outstanding	10,768,001	11,198,119	10,768,746	11,198,119
Dividends declared per share of common stock	$0.05	$0.15	$0.10	$0.15

Three and Six Months Ended June 30, 2014 Compared to Three and Six Months Ended June 30, 2013

Total Revenues

Interest income on loans increased $305,000 (42.2% increase) and $555,000 (34.4% increase) during the three and six months ended June 30, 2014, as compared to the same periods in 2013. The increases were primarily due to an increase in the average balance of performing loans between 2013 and 2014 of approximately 21% and an increase in interest income collected on delinquent/impaired loans during 2014.

Rental and other income from real estate properties increased $187,000 (6.7% increase) and $154,000 (2.8% increase) during the three and six months ended June 30, 2014, as compared to the same periods in 2013, primarily due to increased rental rates and/or occupancy on certain of our properties during the latter part of 2013 and 2014 and increased income from properties obtained via foreclosure in 2013 and 2014, net of reduced revenue as a result of the sale of three operating properties during 2013.

Total Expenses

Management fees amounted to approximately $420,000 and $452,000 for the three months ended June 30, 2014 and 2013, respectively, and $840,000 and $892,000 for the six months ended June 30, 2014 and 2013, respectively. Servicing fees amounted to approximately $38,000 and $38,000 for the three months ended June 30, 2014 and 2013, respectively, and $76,000 and $81,000 for the six months ended June 30, 2014 and 2013, respectively.

The maximum management and servicing fees were paid to the Manager during the three and six months ended June 30, 2014. The maximum servicing fees were paid to the Manager during the three and six months ended June 30, 2013. If the maximum management fees had been paid to the Manager during the six months ended June 30, 2013, the management fees would have been $896,000 (increase of $4,000), which would have decreased net income by approximately 0.05%.

The maximum management fee permitted under our charter is 2.75% per year of the average unpaid balance of mortgage loans. For the years 2011, 2012 and 2013 and the six months ended June 30, 2014 (annualized), the management fees were 2.19%, 2.67%, 2.74% and 2.75% of the average unpaid balance of mortgage loans, respectively. Although management fees as a percentage of mortgage loans have increased between 2011 and 2014, the total dollar amount of management fees paid to the Manager has decreased because the weighted balance of the loan portfolio has decreased by approximately 42% between 2011 and 2014.

In determining the management fees, the Manager may consider a number of factors, including current market yields, delinquency experience, un-invested cash and real estate activities. The Manager expects that the management fees it receives from us will vary in amount and percentage from period to period. However, due to reduced levels of mortgage investments held by us during the three and six months ended June 30, 2014, the Manager chose to take close to the maximum compensation that it is able to take pursuant to the charter and will likely continue to take the maximum compensation for the foreseeable future.

General and administrative expense increased $107,000 (15.4% increase) during the six months ended June 30, 2014, as compared to the same period in 2013. The increase was due primarily to additional expenses incurred as a result of the Merger and our operation as a publicly-traded REIT including legal, marketing/investor relations, dues, insurance, listing fees, directors’ fees and transfer agent fees, among others.

Rental and other expenses on real estate properties decreased $148,000 (6.9% decrease) and $439,000 (10.1% decrease) during the three and six months ended June 30, 2014, as compared to the same periods in 2013, primarily due to reduced operating costs on certain of our rental properties during the three and six month periods and the sales of three operating properties during 2013.

Depreciation and amortization expense decreased $457,000 (45.5% decrease) and $309,000 (22.0% decrease) during the three and six months ended June 30, 2014 as compared to the same periods in 2013, primarily due to the recording of approximately $598,000 of depreciation on the property held within TOTB Miami, LLC in June 2013 when the property was transferred from “Held for sale” to “Held for investment”.

Interest expense increased $125,000 (97.2% increase) and $125,000 (48.7% increase) during the three and six months ended June 30, 2014 as compared to the same periods in 2013, due to interest incurred on the Company’s new lines of credit and the amortization of deferred financing costs on the lines of credit to interest expense during the periods.

The (reversal) provision for loan losses of $(104,000) and $23,000 during the three and six months ended June 30, 2014 was the result of an analysis performed on the loan portfolio. The general loan loss allowance decreased $104,000 and $50,000 during the three and six months ended June 30, 2014 due to a decrease in the balance of non-delinquent loans as a result of loan payoffs and an adjustment to the historical loss factor at the beginning of 2014. The specific loan loss allowance increased $73,000 during the six months ended June 30, 2014, primarily because a reserve was established during 2014 on a newly impaired loan with a principal balance of $690,000.

The reversal of the provision for loan losses of $(6,699,000) and $(6,956,000) during the three and six months ended June 30, 2013 was the result of an analysis performed on the loan portfolio. The general loan loss allowance decreased $232,000 and $301,000 during the three and six month periods in 2013 due primarily to a decrease in the historical loss rate utilized. The loss rate applied to non-delinquent loans was lowered as a supplemental loss factor utilized over the previous five years for the concentration of loans was no longer applicable given the Company’s loan portfolio and favorable economic and market conditions. The specific loan loss allowance decreased $6,467,000 and $6,655,000 during the three and six month periods ended June 30, 2013, as reserves were adjusted on five impaired loans, the largest of which was adjusted due to a new appraisal obtained near the time of foreclosure.

Gain on Sales of Real Estate

Gain on sales of real estate (net of gain attributable to a noncontrolling interest in 2013) increased $2,094,000 and $2,341,000 during the three and six months ended June 30, 2014, as compared to the same periods in 2013, as a result of the recording of deferred gains under the installment method related to the sale of the condominiums located in Santa Barbara, California in 2012 (and held within Anacapa Villas, LLC), the condominiums located in Oakland, California in 2013 (and held within 1401 on Jackson, LLC) and the parcel of land located in Lake Charles, Louisiana in 2013 (and held within Dation, LLC) due to full or partial principal repayments received on the carry back loans during the periods. During the six months ended June 30, 2013, the Company sold four real estate properties and recognized gains of $2,626,000. The gain from the sale of one of these properties was offset by net income attributable to a noncontrolling interest of approximately $2,174,000, as the gain on sale of the property held within 1875 was all attributable to the noncontrolling interest.

Financial Condition

June 30, 2014 and December 31, 2013

Loan Portfolio

During the quarter ended June 30, 2014, we originated five new loans with aggregate principal balances totaling $10,883,000. Four of these loans are incrementally funded for construction, renovation and/or interest and have $2,269,000 available to be funded in the future. We also received full or partial payoffs on four loans totaling $13,844,000 during the quarter.

The number of loans in our portfolio increased from 22 to 29, and the average loan balance decreased from $2,673,000 to $2,050,000, between December 31, 2013 and June 30, 2014.

As of June 30, 2014 and December 31, 2013, we had ten loans that were impaired totaling approximately $29,168,000 (49%) and $31,738,000 (54%), respectively.  This included seven and five past maturity loans totaling $17,387,000 (29%) and $16,908,000 (29%), respectively. In addition, three loans totaling approximately $1,290,000 (2%) were past maturity but current in monthly payments as of December 31, 2013, (combined total of impaired and past maturity loans of $29,168,000 (49%) and $33,028,000 (56%), respectively). Of the impaired and past maturity loans, approximately $4,288,000 (7%) and $6,981,000 (12%), respectively, were in the process of foreclosure and $690,000 (1%) and $0 (0%), respectively, involved borrowers who were in bankruptcy as of June 30, 2014 and December 31, 2013.

As of June 30, 2014 and December 31, 2013, approximately $58,582,000 (98.5%) and $58,527,000 (99.5%) of our loans are interest-only and require the borrower to make a “balloon payment” on the principal amount upon maturity of the loan. To the extent that a borrower has an obligation to pay mortgage loan principal in a large lump sum payment, its ability to satisfy this obligation may be dependent upon its ability to sell the property, obtain suitable refinancing or otherwise raise a substantial cash amount. As a result, these loans involve a higher risk of default than fully amortizing loans. Borrowers occasionally are not able to pay the full amount due at the maturity date.  We may allow these borrowers to continue making the regularly scheduled monthly interest payments for certain periods of time to assist the borrower in meeting the balloon payment obligation without formally filing a notice of default.  These loans for which the principal is due and payable, but the borrower has failed to make such payment of principal, are referred to as “past maturity loans”. As of June 30, 2014 and December 31, 2013, we had seven and eight past maturity loans totaling approximately $17,387,000 and $18,198,000, respectively.

The Company foreclosed on one and six loans during the six months ended June 30, 2014 and 2013, respectively, with aggregate principal balances totaling approximately $2,960,000 and $24,569,000, respectively, and obtained the properties via the trustee’s sales.

As of June 30, 2014 and December 31, 2013, the Company held the following types of loans:

	June 30, 2014	December 31, 2013
By Property Type:
Commercial	$42,817,816	$26,158,878
Residential	14,476,268	27,461,913
Land	2,166,002	5,175,502
	59,460,086	58,796,293
By Position:
Senior loans	$53,540,086	$52,876,293
Junior loans*	5,920,000	5,920,000
* The junior loans in our portfolio at June 30, 2014 and December 31, 2013 are junior to existing senior loans held by us and are secured by the same collateral.	$59,460,086	$58,796,293

The types of property securing our commercial real estate loans are as follows as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Commercial Real Estate Loans:
Retail	$4,156,000	$4,140,000
Assisted care	4,021,946	4,021,946
Office	19,677,234	15,484,932
Industrial	1,245,000	1,245,000
Marina	3,200,000	—
Apartment	6,378,186	—
Storage	1,853,000	—
Restaurant	1,019,450	—
Golf course	1,267,000	1,267,000
	$42,817,816	$26,158,878

Scheduled maturities of loans secured by trust deeds as of June 30, 2014 and the interest rate sensitivity of such loans are as follows:

	Fixed	Variable
	Interest	Interest
	Rate	Rate	Total
Year ending June 30:
2014 (past maturity)	$17,386,975	$—	$17,386,975
2015	2,250,500	2,698,182	4,948,682
2016	18,727,621	1,450,000	20,177,621
2017	3,845,923	—	3,845,923
2018	—	—	—
2019	11,514,981	—	11,514,981
Thereafter (through Mar. 2028)	265,904	1,320,000	1,585,904
	$53,991,904	$5,468,182	$59,460,086

Variable rate loans may use as indices the one-year, five-year and 10-year Treasury Constant Maturity Index (0.11%, 1.62% and 2.53%, respectively, as of June 30, 2014), the prime rate (3.25% as of June 30, 2014) or the weighted average cost of funds index for Eleventh District savings institutions (0.68% as of June 30, 2014) or include terms whereby the interest rate is adjusted at a specific later date. Premiums over these indices have varied from 2.0% to 6.5% depending upon market conditions at the time the loan is made.

The following is a schedule by geographic location of loans secured by trust deeds as of June 30, 2014 and December 31, 2013:
	June 30, 2014	Portfolio	December 31, 2013	Portfolio
	Balance	Percentage	Balance	Percentage
Arizona	$7,535,000	12.67%	$7,535,000	12.81%
California	39,821,864	66.97%	39,862,058	67.80%
Hawaii	1,450,000	2.44%	1,450,000	2.47%
Louisiana	1,320,000	2.22%	1,520,000	2.58%
Oregon	1,250,000	2.10%	—	—%
Pennsylvania	4,021,946	6.76%	4,021,946	6.84%
Utah	2,045,273	3.44%	2,391,286	4.07%
Washington	2,016,003	3.40%	2,016,003	3.43%
	$59,460,086	100.00%	$58,796,293	100.00%

As of June 30, 2014 and December 31, 2013, our loans secured by real property collateral located in Northern California totaled approximately 62% ($37,124,000) and 55% ($32,362,000), respectively, of the loan portfolio. The Northern California region (which includes Monterey, Fresno, Kings, Tulare and Inyo counties and all counties north) is a large geographic area which has a diversified economic base. The ability of borrowers to repay loans is influenced by the economic strength of the region and the impact of prevailing market conditions on the value of real estate. In addition, as of June 30, 2014 approximately 80% of our loans were secured by real estate located in the states of California and Arizona, which, up until recently, have experienced dramatic reductions in real estate values over the past seven years.

The allowance for loan losses increased by $23,000 and decreased by $18,183,000 (reversal of provision and charge-offs) during the six months ended June 30, 2014 and 2013, respectively.  The Manager believes that the allowance is sufficient given the estimated underlying collateral values of impaired loans. There is no precise method used by the Manager to predict delinquency rates or losses on specific loans.  The Manager has considered the number and amount of delinquent loans, loans subject to workout agreements and loans in bankruptcy in determining the allowance for loan losses, but there can be no absolute assurance that the allowance is sufficient.  Because any decision regarding allowance for loan losses reflects judgment about the probability of future events, there is an inherent risk that such judgments will prove incorrect.  In such event, actual losses may exceed (or be less than) the amount of any reserve.  To the extent that we experience losses greater than the amount of our reserves, we may incur a charge to earnings that will adversely affect operating results and the amount of any dividends paid.

Changes in the allowance for loan losses for the six months ended June 30, 2014 and 2013 were as follows:

	June 30, 2014	June 30, 2013
Balance, beginning of period	$4,739,088	$24,417,897
Provision for (reversal of) loan losses	23,352	(6,956,484)
Charge-offs	—	(11,856,697)
Balance, end of period	$4,762,440	$5,604,716

As of June 30, 2014 and December 31, 2013, there was a general allowance for loan losses of $1,064,000 and $1,114,000, respectively, and a specific allowance for loan losses on three and two loans in the total amount of $3,698,440 and $3,625,088, respectively.

Real Estate Properties Held for Sale and Investment

As of June 30, 2014, the Company held title to twenty-nine properties that were acquired through foreclosure with a total carrying amount of approximately $153,634,000 (including properties held in one corporation and twelve limited liability companies), net of accumulated depreciation on real estate held for investment of $10,640,000. As of June 30, 2014, properties held for sale total $3,924,000 and properties held for investment total $149,710,000. When we acquire property by foreclosure, we typically earn less income on those properties than could be earned on loans and may not be able to sell the properties in a timely manner.

Real estate properties held for sale as of June 30, 2014 and December 31, 2013 consists of the following properties acquired through foreclosure:

	June 30, 2014	December 31, 2013
Undeveloped, industrial land, San Jose, California - transferred to held for investment as of June 30, 2014	$—	$1,958,400
Undeveloped, commercial land, Half Moon Bay, California	1,468,800	1,468,800
Marina with 30 boat slips and 11 RV spaces, Oakley, California (held within The Last Resort and Marina, LLC)	360,000	408,000
Golf course, Auburn, California (held within Lone Star Golf, Inc.)	2,001,790	1,961,284
1/7th interest in single family home, Lincoln City, Oregon	93,647	93,647
	$3,924,237	$5,890,131

Real estate held for investment is comprised of the following properties as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Light industrial building, Paso Robles, California	$1,479,983	$1,489,120
Office buildings, Roseville, California	749,491	767,077
Undeveloped, industrial land, San Jose, California – transferred from held for sale as of June 30, 2014	1,958,400	—
Retail complex, Greeley, Colorado (held within 720 University, LLC)	11,617,643	11,697,485
Undeveloped, residential land, Madera County, California	726,580	726,580
Undeveloped, residential land, Marysville, California	403,200	403,200
Undeveloped land, Auburn, California (held within DarkHorse Golf Club, LLC)	103,198	103,198
75 improved, residential lots, Auburn, California (held within Baldwin Ranch Subdivision, LLC)	3,878,544	3,878,544
Storage facility/business, Stockton, California	3,895,832	3,943,780
Two improved residential lots, West Sacramento, California	117,120	117,120
Undeveloped, residential land, Coolidge, Arizona	1,017,600	1,017,600
Office condominium complex (15 units), Roseville, California	3,747,111	3,810,020
Industrial building, Sunnyvale, California (held within Wolfe Central, LLC)	3,072,263	3,116,791
133 condominium units, Phoenix, Arizona (held within 54th Street Condos, LLC)	6,915,192	7,097,056
Medical office condominium complex, Gilbert, Arizona (held within AMFU, LLC)	4,770,821	4,771,234
61 condominium units, Lakewood, Washington (held within Phillips Road, LLC)	4,437,286	4,509,828
Commercial buildings, Sacramento, California	3,890,968	3,890,968
169 condominium units and 160 unit unoccupied apartment building, Miami, Florida (held within TOTB Miami, LLC)	32,988,241	33,017,315
12 condominium and 3 commercial units, Tacoma, Washington (held within Broadway & Commerce, LLC)	2,432,903	2,413,170
6 improved residential lots, Coeur D’Alene, Idaho	316,800	316,800
Unimproved, residential and commercial land, Gypsum, Colorado	5,813,434	5,814,418
Commercial land under development, South Lake Tahoe, California (held within Tahoe Stateline Venture, LLC)	49,851,639	34,495,674
Marina and yacht club with 179 boat slips, Isleton, California (held within Brannan Island, LLC)	2,031,022	2,028,855
Unimproved, residential and commercial land, Bethel Island, California (held within Sandmound Marina, LLC)	2,336,640	—
Marina with 52 boat slips and campground, Bethel Island, California (held within Sandmound Marina, LLC)	1,157,943	—
	$149,709,854	$129,425,833

Changes in real estate held for sale and investment during the six months ended June 30, 2014 and June 30, 2013 were as follows:
	June 30, 2014	June 30, 2013
Balance, beginning of period	$135,315,964	$127,773,349
Real estate acquired through foreclosure, net of specific loan loss allowance	3,498,240	17,875,121
Investments in real estate properties	15,915,938	1,542,289
Sales of real estate properties	—	(17,794,994)
Impairment losses on real estate properties	(55,540)	—
Depreciation of properties held for investment	(1,040,511)	(1,350,221)
Balance, end of period	$153,634,091	$128,045,544

Fourteen of the Company’s twenty-nine properties do not currently generate revenue. Expenses from real estate properties (not including depreciation) have decreased from approximately $4,332,000 to $3,892,000 (10.1% decrease) for the six months ended June 30, 2013 and 2014, respectively, and revenues associated with these properties have increased from approximately $5,520,000 to $5,674,000 (2.8% increase), thus generating net income from real estate properties of $1,782,000 during the six months ended June 30, 2014 (compared to $1,189,000 for the same period in 2013).

During the quarter ended June 30, 2014, the Company transferred one parcel of land with a balance of approximately $1,958,000 from “Held for sale” to “Held for investment” because the property is no longer listed for sale and a sale is not likely within the next year.

During the three and six months ended June 30, 2014, the Company recorded an impairment loss of $48,000 and $56,000, respectively, on the marina property located in Oakley, California due to a recent decrease in the listing price of the property.

Sales Activity

We sold no properties during the three and six months ended June 30, 2014; however, gains aggregating approximately $2,350,000 and $2,626,000 were recognized during the three and six months ended June 30, 2014 that had previously been deferred related to the sales of real estate properties in 2012 and 2013.  The gains on the sales of those properties were being accounted for under the installment method.

During the quarter ended June 30, 2013, we sold 45 residential and 2 commercial units located in Oakland, California and held within 1401 on Jackson, LLC via a land sales contract for $11,000,000 ($1,000,000 down with interest only payments of 4.5% interest due monthly with all remaining principal and interest due in one year), resulting in a gain of approximately $207,000 and deferred gain of approximately $2,073,000. The carry back loan was repaid by the borrower with partial payments in November 2013 and May 2014 resulting in the full recognition of the deferred gain as of June 30, 2014.

During the quarter ended June 30, 2013, we sold a retail complex located in Hilo, Hawaii for $1,950,000 with a $250,000 cash down payment and a $1,700,000 carryback note due in three years with monthly payments of interest only at a starting rate of 5% per annum, resulting in a gain of approximately $36,000 and deferred gain of approximately $246,000. The note called for principal pay downs of $125,000 each within 30 and 60 days of issuance of the title policy on the property (paid in July and August 2013).

During the quarter ended June 30, 2013, the Company sold the remaining parcel of land held within Dation, LLC for $300,000 with a $100,000 down payment and a $200,000 carryback note with interest only payments at 6% per annum due in one year, resulting in a gain to the Company of approximately $13,000 and deferred gain of approximately $25,000. The carryback loan was fully repaid by the borrower in May 2014 resulting in the full recognition of the deferred gain as of June 30, 2014.

During the six months ended June 30, 2013, we sold four lots (one including a manufactured home) in the manufactured home subdivision development located in Ione, California for aggregate net sales proceeds of approximately $73,000 resulting in a net gain of approximately $30,000.

1875 West Mission Blvd., LLC (“1875”) was a California limited liability company formed for the purpose of owning 22.41 acres of industrial land located in Pomona, California which was acquired by the Company and PNL (who were co-lenders in the subject loan) via foreclosure in August 2011. Pursuant to the Operating Agreement, the Company had a 60% membership interest in 1875 and was entitled to collect approximately $5,078,000 upon the sale of the property after PNL collects any unreimbursed LLC expenses it has paid and $1,019,000 in its default interest at the time of foreclosure. The land was sold during the quarter ended June 30, 2013 for net sales proceeds of approximately $9,489,000 resulting in gain on sale of $2,174,000. As we received our basis in 1875 of $5,078,000 upon sale, after noncontrolling interest, there was no net gain or loss attributable to common stockholders.

Foreclosure Activity

During the six months ended June 30, 2014, Sandmound foreclosed on a first mortgage loan secured by unimproved land and a marina and campground located in Bethel Island, California with a principal balance of $2,960,000 and obtained the properties via the trustee’s sale. In addition, advances made on the loan or incurred as part of the foreclosure (such as legal fees and delinquent property taxes) in the total amount of approximately $282,000 were capitalized to the basis of the properties. The fair market values of the properties acquired were estimated to be higher than Sandmound’s recorded investment in the subject loan, and, thus, a gain on foreclosure in the amount of approximately $257,000 was recorded. The properties have been classified as held for investment as sales are not expected within one year.

During the six months ended June 30, 2013, Brannan Island, LLC (wholly owned by the Company) foreclosed on two first mortgage loans secured by a marina with 179 boat slips located in Isleton, California with an aggregate principal balance of $1,863,000 and obtained the property via the trustee’s sale.In addition, advances made on the loans or incurred as part of the foreclosures (such as legal fees and delinquent property taxes) in the total amount of approximately $140,000 were capitalized to the basis of the property. The amount capitalized at the time of foreclosure approximated the net fair market value of the property.

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

During the quarter ended June 30, 2013, TSV also foreclosed on three mortgage loans secured by first, second and third deeds of trust secured by ten undeveloped parcels of land located in South Lake Tahoe, California with principal balances totaling approximately $21,263,000 (total investment of $23,381,000 including advances made on the loans) and obtained the property via the trustee’s sale.Based on an appraisal dated June 30, 2013, it was determined that the fair value of the property was higher than the Company’s total investment in the loans (including a previously established loan loss allowance of $18,333,000), and a reversal to the provision for loan losses of approximately $6,476,000 was recorded at the time of foreclosure (for a net charge-off of $11,857,000). TSV foreclosed on its remaining deed of trust secured by one parcel of land located in South Lake Tahoe, California in July 2013.

Cash and Cash Equivalents

Cash and cash equivalents decreased from approximately $8,159,000 as of December 31, 2013 to $1,156,000 as of June 30, 2014 ($7,003,000 or 85.8% decrease) due primarily to continued construction costs on the retail project owned by TSV and investments in new loans totaling approximately $33,844,000, net of repayments of loans and net advances from the line of credit totaling approximately $29,403,000 during the six month period. In addition, approximately $3,087,000 of cash was used for the payment of deferred financing costs, repayment of notes payable, purchase of treasury stock, payment of dividends and transfer to restricted cash during the period.

Interest and Other Receivables

Interest and other receivables increased from approximately $1,674,000 as of December 31, 2013 to $1,969,000 as of June 30, 2014 ($295,000 or 17.6% increase) due primarily to an increase in interest income receivable on loans as the balance of performing loans in the portfolio increased between December 31, 2013 and June 30, 2014 and increased advances related to impaired loans.

Deferred Financing Costs

Deferred financing costs increased from approximately $95,000 as of December 31, 2013 to $977,000 as of June 30, 2014 ($882,000 increase) due primarily to additional debt issuance costs paid related to our new lines of credit executed during 2014 and for a new construction loan executed by TOTB North (wholly owned by TOTB Miami) to finance the renovation of the vacant apartment building in Miami, Florida in the aggregate amount of $935,000, net of amortization of deferred financing costs of approximately $53,000 during the period.

Dividends Payable

Dividends payable increased from approximately $180,000 as of December 31, 2013 to $538,000 as of
June 30, 2014 because the Board of Directors approved the payment of dividends on a quarterly basis rather than on a monthly basis in their January 2014 meeting. The Board of Directors declared a quarterly dividend on June 20, 2014 of $0.05 per share or approximately $538,000 that was paid on July 14, 2014 to stockholders of record at the close of business on June 30, 2014.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities increased from approximately $2,711,000 as of December 31, 2013 to approximately $3,908,000 as of June 30, 2014 ($1,197,000 or 44.2% increase) due primarily to increased payables related to the construction activities on the property owned by TSV.

Deferred Gains

Deferred gains decreased from approximately $3,313,000 as of December 31, 2013 to approximately $687,000 as of June 30, 2014 ($2,626,000 or 79.3% decrease) due to partial and full principal repayments received on three carryback loans during the six months ended June 30, 2014, resulting in the recognition of additional gain under the installment method of $2,626,000.

Lines of Credit Payable

Lines of credit payable increased from $0 as of December 31, 2013 to $13,046,000 as of June 30, 2014. We executed two new line of credit agreements with two banks during 2014 and began to borrow from one of the lines during the six month period.

Notes Payable

Notes payable increased from $13,918,000 as of December 31, 2013 to $14,250,000 ($333,000 or 2.4% increase) due primarily to the new construction loan obtained by TOTB North (wholly owned by TOTB Miami) and the first $620,000 draw from the loan to fund debt issuance costs. This increase was partially offset by a $200,000 partial principal repayment made on one of the TSV notes and $88,000 in amortization payments made on the 720 University note during the six months ended June 30, 2014.

Noncontrolling Interests

Noncontrolling interests increased from approximately $6,352,000 as of December 31, 2013 to approximately $6,529,000 as of June 30, 2014 ($177,000 or 2.8% increase), due primarily to a contribution made by OFG to TOTB Miami to fund the deposit required pursuant to the new construction loan executed by TOTB North.

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

The following table reconciles FFO to comparable GAAP financial measures:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Funds from Operations
Net income attributable to common stockholders	$2,810,884	$6,431,017	$3,571,447	$7,860,949
Adjustments:
Depreciation and amortization of real estate assets	547,635	1,004,338	1,093,733	1,402,356
Amortization of deferred financing costs	35,925	—	35,925	—
Depreciation allocated to non-controlling interests	(32,232)	(116,796)	(64,608)	(118,310)
Accretion of discount on loan to interest income	(36,600)	—	(48,800)	—
Provisions for impairment of real estate assets	48,000	—	55,540	—
(Reversal of) provision for loan losses	(103,820)	(6,699,271)	23,352	(6,956,484)
Gain on sales of real estate assets	(2,349,808)	(2,429,872)	(2,626,992)	(2,460,209)
Gain on foreclosure of loan	—	—	(257,020)	(952,357)
Adjustments for unconsolidated ventures	43,024	41,376	1,328	374
FFO attributable to common stockholders	$963,008	$(1,769,208)	$1,783,905	$(1,223,681)
Basic and diluted FFO per common share	$0.09	$(0.16)	$0.17	$0.05

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

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover probable incurred losses. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Loan losses deemed to be uncollectible are charged against the allowance for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses. As of June 30, 2014, management believes that the allowance for loan losses of approximately $4,762,000 is adequate in amount to cover probable incurred losses. Because of the number of variables involved, the magnitude of swings possible and management’s inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by management. As of June 30, 2014, ten loans totaling $29,168,000 were impaired. This includes seven past maturity loans totaling $17,387,000. After management’s evaluation of the loan portfolio, we recorded an increase in the allowance for loan losses of approximately $23,000 during the six months ended June 30, 2014 (increase in specific loan loss allowance of $73,000 and decrease in general allowance of $50,000).  Management believes that the specific allowance for loan losses is sufficient given the estimated fair values of the underlying collateral of impaired and past maturity loans.

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

We require liquidity to:

•	fund future loan investments;
•	to improve and maintain real estate properties;
•	to repay principal and interest on our borrowings;
•	to pay our expenses, including compensation to our Manager;
•	to pay U.S. federal, state, and local taxes of our TRSs; and
•	to distribute a minimum of 90% of our REIT taxable income and to make investments in a manner that enables us to maintain our qualification as a REIT.

We intend to meet these liquidity requirements primarily through the following:

•	the use of our cash and cash equivalent balances of $2,156,000 as of June 30, 2014;
•	cash generated from operating activities, including interest income from our loan portfolio and income generated from our real estate properties;
•	proceeds from the sales of real estate properties;
•	proceeds from our new revolving lines of credit;
•	proceeds from the new construction loan obtained by TOTB North;
•	proceeds from future borrowings, including potential temporary and/or permanent financing on the TSV property; and
•	proceeds from potential future offerings of our equity securities.

The following table summarizes our cash flow activity for the periods presented:

	Six Months Ended June 30,
	2014	2013
Net cash provided by (used in) operating activities	$336,531	$(411,719)
Net cash (used in) provided by investing activities	(18,848,886)	9,860,071
Net cash provided by (used in) financing activities	11,509,649	(7,675,585)

During the six months ended June 30, 2014, our cash and cash equivalents decreased approximately $7,003,000 primarily due to investments in new loans and capitalized costs related to construction on the retail portion of the land owned by TSV. Although cash has decreased, we now have two new lines of credit, which together may provide an additional $40,000,000 available to us if fully collateralized (of which $13,046,000 had been drawn as of June 30, 2014). These lines of credit will require us to potentially maintain up to $7,000,000 of restricted cash with the applicable banks, which is approximately $2,500,000 more than our current restricted cash balance.

Operating Activities

Cash flows from operating activities are primarily rental and other income from real estate properties, net of real estate expenses, and interest received from our investments in loans, partially offset by payment of operating expenses. For the six months ended June 30, 2014, cash flows from operating activities increased $748,000, compared to the six months ended June 30, 2013. The increase reflects increased cash flow from rental properties as a result of increased occupancy and rental rates and increased interest income collected on loans during the period.

Investing Activities

Net cash provided by investing activities for both periods presented reflect our investing activity. For the six months ended June 30, 2014, cash flows from investing activities decreased $28,709,000. Approximately $18,849,000 was used in investing activities during the period as $35,285,000 was used for investments in loans, improvements to real estate properties and transfers to restricted cash, which was partially offset by approximately $16,442,000 received from the payoff of loans and distribution from an equity method investment during the period.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2014 reflects net advances on our new line of credit from CB&T of $13,046,000 and $113,000 contribution from noncontrolling interest, net of dividends paid to stockholders of approximately $718,000, purchase of treasury stock pursuant to the Repurchase Program of $325,000, payment of deferred financing costs of $315,000 and repayments of notes payable of $288,000.

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

Company Debt

Notes Payable

720 University, LLC Note Payable

We have a note payable with a bank through our investment in 720 University, LLC with a balance of $9,830,000 and $9,918,000 as of June 30, 2014 and December 31, 2013, respectively. The note requires amortized monthly payments of $56,816 at a fixed rate of 5.07% per annum with the balance of unpaid principal due on
March 1, 2015. We anticipate that this note will be repaid through refinancing.

Tahoe Stateline Venture, LLC Notes Payable

We also have three notes payable in the aggregate amount of $3,800,000 and $4,000,000 as of June 30, 2014 and December 31, 2013 related to the foreclosure or purchase of nine parcels by TSV in 2013 and 2012. Two of the notes with principal balances totaling $3,300,000 as of June 30, 2014 require semi-annual interest-only payments of 5% per annum and are due in December 2016 and one note with a principal balance of $500,000 at June 30, 2014 requires quarterly interest-only payments of 5% per annum and is due in August 2017. We anticipate that the notes will be repaid from the proceeds of the eventual sale of the property currently under development, from line of credit advances or from cash reserves.

TOTB North, LLC Construction Loan Payable

TOTB Miami contributed the unimproved “North” apartment building and a related parcel of land to a new wholly owned limited liability company, TOTB North, during the quarter ended June 30, 2014 and entered into a Construction Loan Agreement (the “Loan Agreement”) with Bank of the Ozarks (“Ozarks”) as the lender providing Borrower with a loan (the “Loan”) of up to $21,304,000, subject to the terms and conditions of the Loan documents, for the purpose of renovating and improving the Apartments (the “Project”).  The Loan is evidenced by the Loan Agreement, a related Promissory Note (the “Note”), a Mortgage, Security Agreement and Fixture Filing (the “Security Agreement”), an Assignment of Rents and Revenues (the “Assignment”), an Environmental Indemnity Agreement (the “Indemnity Agreement”) and a Post-Closing Agreement (the “Post-Closing Agreement”). As a condition to providing the Loan to the Borrower, Ozarks also required  a joint and several completion guaranty from the Company and the Manager (the “Completion Guaranty”) with respect to completion of the Apartments, a joint and several repayment guaranty from the Company and the Manager (the “Repayment Guaranty”) that guarantees repayment of the Loan subject to certain limitations and a joint and several carve-out guaranty from the Company and the Manager (the “Carve-Out Guaranty” and, together with the Completion Guaranty and the Repayment Guaranty, the “Guarantees”) that provides a guaranty with respect to standard “bad-boy” carve-out provisions.

The initial maturity date (the “Maturity Date”) of the Loan is June 12, 2017, and the Maturity Date may be extended at the option of Borrower for two additional one year periods if a number of conditions are met including, among others, the conditions that there be no defaults, that the Property have a loan to value ratio calculated in accordance with the Loan Agreement at or below 60% at the time of each extension, that the debt service coverage ratio (“DSCR”) of the Property calculated in accordance with the Loan Agreement equals or exceeds 1.25:1 at the time of each extension, that there be no Material Adverse Change relating to Borrower or any Guarantor and that certain additional fees are paid to Ozarks at the time of the extension.

All outstanding borrowings under the Loan will bear interest equal to the floating daily Three Month LIBOR rate of interest plus four percent (4.0%) per annum (the “Note Rate”), but in no event will the Note Rate be lower than the floor rate of four and one-half percent (4.5%) per annum. The Note Rate as of June 30, 2014 is four and one-half percent (4.5%) per annum.  Upon a default under the Loan documents the Note Rate increases by an additional eight percent (8.00%) per annum. Interest only payments are payable monthly, in arrears, on the first business day of each month (the “Payment Date”), until the “Amortization Commencement Date” which is the earlier to occur of (i) December 12, 2015 or (ii) the first Payment Date occurring after the Project is completed and the Property achieves a DSCR of greater than 1.25:1.

Commencing on the Amortization Commencement Date and continuing on each Payment Date thereafter until the Maturity Date, Borrower is required to make, in addition to the interest payment due on such date, a monthly principal payment.  The principal payment is calculated monthly based on the principal component of a mortgage-style amortization schedule calculated using the principal balance and the Note Rate as of the corresponding Payment Date and a period of 300 months (less the number of any such monthly principal payments made by Borrower prior to the applicable monthly calculation). The balance of the Loan is due on the Maturity Date.

Borrowings under the Loan documents are subject to customary conditions, and, additionally,  the Ozarks is not required to loan more than $1.0 million to the Borrower until the Borrower satisfies certain additional conditions detailed in the Post-Closing Agreement (the “Post-Closing Conditions”), including, without limitation, delivery of various completed plans, permits and construction agreements relating to the Project.  The Borrower is also required to deposit with Ozarks $1.0 million, or such greater amount as is required (the “Bridge Equity”), to fund all Project costs incurred prior to the satisfaction of the Post-Closing Conditions.  Upon satisfaction of the Post-Closing Conditions, Ozarks will reimburse as part of the Loan the amount of the Bridge Equity to Borrower to the extent the proceeds were expended in conformance with the approved Project budget.

Borrowings will be secured by: (i) a first mortgage lien on the Property and all improvements, amenities and appurtenances to the Property, (ii) an assignment of all personal property, sales contracts, rents, leases, and ground leases associated with the Property and (iii) all design, development, service, management, leasing and construction contracts associated with the Property.  In addition, the Bridge Equity and other reserves established by Ozarks are additional collateral for the Loan.

The Loan documents contain affirmative, negative and financial covenants of the Borrower and the Guarantors which are customary for loans of this type, including, among others, a requirement that the Company in its capacity as a Guarantor maintain: (i) a minimum of $5,000,000 in unencumbered cash balances and (ii) a minimum Net Worth of $35,000,000. The Borrower is obligated to pay customary closing fees, disbursements and expenses, including an origination fee to the Ozarks, which totaled $620,000 as of June 30, 2014.

The Loan documents contain events of default (subject to specified thresholds and, in certain cases, cure periods) which are customary for loans of this type. If an event of default occurs and is continuing under the Loan documents, Ozarks may, among other things, terminate its obligations to lend and require the Company to repay all amounts owed thereunder, take possession of the Project and proceed to complete the Project at the cost of the Borrower and/or take certain actions against Guarantors pursuant to the Guarantees.

Lines of Credit Payable

California Bank & Trust

In February 2014, we entered into the CB&T Credit Facility which provides us with a new revolving line of credit.  Subject to various conditions, borrowings under the CB&T Credit Facility will be used for general corporate purposes and to finance the origination of new commercial real estate loans.  The maximum borrowings under the revolving CB&T Credit Facility is the lesser of $20,000,000 or the amount determined pursuant to a borrowing base calculation described in the related Advance Formula Agreement. At any time that the aggregate principal amount of the total borrowings under the CB&T Credit Facility exceeds the maximum permitted pursuant to the borrowing base calculation, we must promptly repay an amount equal to such excess.

Borrowings under the CB&T Credit Facility mature on February 5, 2016.  Such borrowings will bear interest payable monthly, in arrears, on the first business day of each month, at the prime rate of interest established by CB&T from time-to-time plus one quarter percent (.25%) per annum (3.5% at June 30, 2014). Upon a default under the CB&T Credit Facility such interest rate increases by 2.00%.  The CB&T Credit Facility required the payment of an origination fee of $100,000 and other issuance costs and is subject to certain ongoing administrative fees and expenses. As of June 30, 2014, total amount available to borrow under the CB&T Credit Facility was $17,355,000 and the balance outstanding was $13,046,000 (leaving $4,309,000 available). As of the date of this filing, the total amount available to borrow is approximately $17,355,000 and the balance outstanding is approximately $17,355,000.

Opus Bank

In April, 2014, we entered into the Opus Credit Facility which provides us with a new revolving line of credit.  Subject to various conditions, borrowings under the Opus Credit Facility will be used by us for general corporate purposes and to finance the origination of new commercial real estate loans.  The maximum borrowings under the revolving Opus Credit Facility is the lesser of $20,000,000 or the Maximum Allowed Advance amount determined pursuant to a borrowing base calculation described in the Opus Credit Agreement. At any time that the aggregate principal amount of the total borrowings under the Opus Credit Facility exceeds the Maximum Allowed Advance permitted pursuant to the borrowing base calculation, we must promptly repay an amount equal to such excess.

Advances under the Opus Credit Facility may be made by Opus until April 1, 2016.  All borrowings under the Opus Credit Facility bear interest payable monthly, in arrears, on the first business day of each month, as follows: (i) continuing through October 1, 2014 the rate of interest will be 4.5%; (ii) commencing October 1, 2014, and on each successive six month anniversary during the term (the “Rate Change Date”), the rate of interest will be reset to the Six Month LIBOR rate of interest (currently .33%) as reported on such Rate Change Date plus four percent (4.0%) per annum but in no event will the interest rate be lower than 4.5% per annum. Upon a default under the Opus Credit Facility such interest rate increases by an additional 5.00%. Commencing on May 1, 2016, in addition to the required interest payments, we are also required to make mandatory monthly principal payments and all amounts under the Opus Credit Facility are to be repaid not later than April 1, 2017. As of June 30, 2014, the total amount available to borrow under the Opus Credit Facility was $5,136,000 and no balance was outstanding. As of the date of this filing, the total amount available to borrow is approximately $11,511,000 and the balance outstanding is approximately $3,688,000.

Potential Future Debt

As discussed below, we are in the process of building the retail portion of the project within TSV and are also in the process of securing temporary or permanent financing for this development.

Commitments and Contingencies

As of June 30, 2014, we have commitments to advance additional funds to borrowers of construction, rehabilitation and other loans (including interest reserves) in the total amount of approximately $2,269,000.

We have an obligation to pay all required costs to remediate and monitor contamination of the real properties owned by 1850 De La Cruz, LLC (“1850”). As part of the Operating Agreement executed by the Company and its joint venture partner in 1850, Nanook, we have indemnified Nanook against all obligations related to the expected costs to monitor and remediate the contamination. In 2008, we accrued an amount that a third party consultant had estimated will need to be paid to monitor and remediate the site. The majority of clean-up activities were completed during 2012 as part of the tenant’s construction of a new building on the site. Thus, approximately $459,000 was paid by the Company from the previously established liability, and an additional $100,000 was accrued during the year ended December 31, 2012 as a result of an updated estimate of future costs to be incurred. If additional amounts are required, it will be an obligation of the Company. As of June 30, 2014 and December 31, 2013, approximately $62,000 and $63,000, respectively, of this obligation remains accrued on our books. All costs for this remediation will be paid from cash reserves.

During the course of due diligence performed by a potential buyer of TOTB Miami in 2012, a low level of arsenic was found in the ground water of a monitoring well located on the property owned by TOTB Miami. While the level of arsenic exceeds the minimum level acceptable for drinking water standards, the water under this property is subject to tidal influence and is not used for domestic consumption.  TOTB Miami has retained an environmental consultant to perform additional testing and analysis with the goal of petitioning the appropriate governmental agency to issue a no further action letter for this property due to the low level of contamination and the low quality of the ground water under the property.  At this time, the costs of any potential remediation and/or monitoring are unknown and cannot be estimated.  As of June 30, 2014 and December 31, 2013, approximately $73,000 and $65,000, respectively, had been accrued and/or paid for testing and analysis.

We have entered into various contracts related to the construction of the retail portion of the land owned by TSV. The aggregate amount of these contracts as of the date of this filing is approximately $19,230,000, of which approximately $16,491,000 was incurred as of June 30, 2014. All costs for this project will be paid from cash reserves, from the recently obtained lines of credit and/or financing to be obtained in the future. It is possible that additional change orders will be submitted and construction costs may be higher than expected.

We have also entered into contracts for the initial demolition and concrete remediation, design, architectural and engineering services related to the renovation of the vacant apartment building owned by TOTB North in the aggregate amount of approximately $2,577,000 of which approximately $224,000 has been incurred to June 30, 2014 in addition to other capitalized costs related to the construction project of $248,000 (total of $472,000). All costs for this project will be paid from cash reserves or the recently obtained construction loan.

Contingency Reserves

We are required to maintain cash, cash equivalents and marketable securities as contingency reserves in an aggregate amount of at least 1.50% of Capital (as defined in our charter). Although the Manager believes the contingency reserves are adequate, it could become necessary for us to sell or otherwise liquidate certain of our investments or other assets to cover such contingencies on terms which might not be favorable to us. The contingency reserves held in cash and cash equivalents were approximately $3,889,000 and $3,895,000 as of June 30, 2014 and December 31, 2013, respectively.

Item 4. Controls and Procedures

Management of the Company carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the fiscal quarter ended June 30, 2014. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2014, which is the end of the period covered by this quarterly report on Form 10-Q,  the Company’s disclosure controls and procedures are effective.

There have been no changes in the Company’s internal control over financial reporting in the fiscal quarter ending June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 9, 2013, the Board of Directors authorized the Repurchase Plan which permitted the Company to repurchase up to the lesser of $7 million of its common stock or five percent of the shares of common stock outstanding as of that date.  As of June 30, 2014 and December 31, 2013, the Company had repurchased 430,118 and 403,910 shares of its common stock, respectively, for a total cost of approximately $5,349,000 and $5,024,000 (including commissions) and an average cost of $12.44 per share. No further repurchases were made under the Repurchase Plan which expired on May 19, 2014.

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

* 4.1	Form of Common Stock Certificate, incorporated herein by reference to exhibit 4.1 to Proxy Statement/Prospectus on Form S-4 which was filed with the SEC on January 25, 2013
* 10.1	Secured Revolving Credit Loan Agreement and Exhibits, dated as of April 22, 2014, between Owens Realty Mortgage, Inc. and Opus Bank, together with related Promissory Note of Owens Realty Mortgage, Inc., dated as of April 22, 2014, payable to the order of Opus Bank and Carveout Payment Guaranty, dated as of April 22, 2014, by William C. Owens, individually and as sole trustee of the Owens Trust, in favor of Opus Bank, incorporated by reference to exhibits 10.1, 10.2 and 10.3 of the current report on
Form 8-K filed with the SEC on April 28, 2014
* 10.2	Construction Loan Agreement and Exhibits, dated as of June 12, 2014, between TOTB North, LLC and Bank of the Ozarks, together with Promissory Note, Mortgage, Security Agreement and Fixture Filing, Assignment of Rents and Revenues,
Environmental Indemnity Agreement, Carveout Guaranty, Repayment Guaranty, Completion Guaranty, and Post-Closing Agreement, incorporated by reference to exhibits 10.1 through 10.9 of the current report on Form 8-K filed with the SEC on June 18, 2014
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
**Filed herewith.
***This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OWENS REALTY MORTGAGE, INC.

Dated: August 14, 2014	By:	/s/ William C. Owens
William C. Owens, Chief Executive Officer and President
(Principal Executive Officer)
Dated: August 14, 2014	By:	/s/ Bryan H. Draper
Bryan H. Draper, Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)