Form 10-Q
period 2014-09-30
Owens Realty Mortgage, Inc.
filed 2014-11-13
CIK 1556364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

   (Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

Class                                           Outstanding as of November 14, 2014
Common Stock, $.01 par value                            10,768,001 shares

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

OWENS REALTY MORTGAGE, INC.
Consolidated Balance Sheets
September 30, 2014 and December 31, 2013
(UNAUDITED)
	September 30,	December 31,
	2014	2013
ASSETS
Cash and cash equivalents	$4,060,675	$8,158,734
Restricted cash	5,580,485	4,095,435
Loans, net of allowance for losses of $4,880,120 and $4,739,088, respectively	57,353,092	54,057,205
Interest and other receivables	1,953,562	1,673,978
Other assets, net of accumulated depreciation and amortization of $1,042,776 and $976,090, respectively	1,104,797	1,102,683
Deferred financing costs, net of accumulated amortization of $147,376	922,563	95,000
Investment in limited liability company	2,184,939	2,142,582
Real estate held for sale	15,403,511	5,890,131
Real estate held for investment, net of accumulated depreciation of $5,992,168 and $9,599,719, respectively	140,540,272	129,425,833
Total Assets	$229,103,896	$206,641,581
LIABILITIES AND EQUITY
LIABILITIES:
Dividends payable	$538,400	$180,000
Due to Manager	195,615	293,776
Accounts payable and accrued liabilities	3,350,699	2,710,745
Deferred gains	687,207	3,313,169
Lines of credit payable	20,852,700	—
Notes payable	14,579,543	13,917,585
Total Liabilities	40,204,164	20,415,275
Commitments and Contingencies (Note 13)
EQUITY:
Stockholders’ equity:
Preferred stock, $.01 par value per share, 5,000,000 shares authorized, no shares issued and outstanding at September 30, 2014 and December 31, 2013	—	—
Common stock, $.01 par value per share, 50,000,000 shares authorized, 11,198,119 shares issued, 10,768,001 and 10,794,209 shares outstanding at September 30, 2014 and December 31, 2013, respectively	111,981	111,981
Additional paid-in capital	182,437,522	182,437,522
Treasury stock, at cost – 430,118 and 403,910 shares at September 30, 2014 and December 31, 2013, respectively	(5,349,156)	(5,023,668)
Retained earnings	5,089,312	2,348,575
Total stockholders’ equity	182,289,659	179,874,410
Noncontrolling interests	6,610,073	6,351,896
Total Equity	188,899,732	186,226,306
Total Liabilities and Equity	$229,103,896	$206,641,581

The accompanying notes are an integral part of these consolidated financial statements.

OWENS REALTY MORTGAGE, INC.
Consolidated Statements of Income
For the Three and Nine Months Ended September 30, 2014 and 2013
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Revenues:
Interest income on loans	$1,399,122	$749,929	$3,564,842	$2,360,891
Gain on foreclosure of loan	—	—	257,020	952,357
Rental and other income from real estate properties	3,262,549	2,887,984	8,936,923	8,408,351
Income from investment in limited liability company	43,686	38,946	126,357	118,572
Other income	—	98	19	1,620
Total revenues	4,705,357	3,676,957	12,885,161	11,841,791
Expenses:
Management fees to Manager	435,652	373,067	1,275,901	1,264,668
Servicing fees to Manager	39,605	33,915	115,991	115,333
General and administrative expense	285,669	496,088	1,090,876	1,193,954
Rental and other expenses on real estate properties	2,061,330	2,071,900	5,953,775	6,403,757
Depreciation and amortization	549,189	539,532	1,642,922	1,941,887
Interest expense	338,225	129,229	718,707	385,064
Provision for (reversal of) loan losses	117,680	(419,860)	141,032	(7,376,344)
Impairment losses on real estate properties	123,500	—	179,040	—
Total expenses	3,950,850	3,223,871	11,118,244	3,928,319
Operating income	754,507	453,086	1,766,917	7,913,472
Gain on sales of real estate, net	113,113	251,887	2,740,105	2,712,096
Net income	867,620	704,973	4,507,022	10,625,568
Less: Net income attributable to non-controlling interests	(83,797)	(3,899)	(151,752)	(2,063,545)
Net income attributable to common stockholders	$783,823	$701,074	$4,355,270	$8,562,023

Per common share data:
Basic and diluted earnings per common share	$0.07	$0.06	$0.40	$0.76
Basic and diluted weighted average number of common shares outstanding	10,768,001	11,196,646	10,768,495	11,197,622
Dividends declared per share of common stock	$0.05	$0.05	$0.15	$0.20

The accompanying notes are an integral part of these consolidated financial statements.

OWENS REALTY MORTGAGE, INC.
Consolidated Statements of Stockholders’ Equity
For the Nine Months Ended September 30, 2014 and 2013
(UNAUDITED)

	Common Stock		Additional	Treasury Stock		Retained Earnings	Total	Non-
			Paid-in			(Accumulated	Stockholders’	controlling	Total
	Shares	Amount	Capital	Shares	Amount	Deficit)	Equity	Interests	Equity

Balances, December 31, 2012 As Recast (1)	11,198,119	$111,981	$182,985,281	—	$—	$(3,637,331)	$179,459,931	$8,049,300	$187,509,231

Net income	—	—	—	—	—	8,562,023	8,562,023	2,063,545	10,625,568
Offering costs incurred	—	—	(527,785)	—	—	—	(527,785)	—	(527,785)
Distributions to stockholders for fractional shares upon conversion	—	—	(19,974)	—	—	—	(19,974)	—	(19,974)
Dividends declared	—	—	—	—	—	(2,210,028)	(2,210,028)	—	(2,210,028)
Purchase of treasury stock	—	—	—	(36,680)	(459,634)	—	(459,634)	—	(459,634)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(4,143,304)	(4,143,304)
Balances, September 30, 2013	11,198,119	$111,981	$182,437,522	(36,680)	$(459,634)	$2,714,664	$184,804,533	$5,969,541	$190,774,074

Balances, December 31, 2013	11,198,119	$111,981	$182,437,522	(403,910)	(5,023,668)	$2,348,575	$179,874,410	$6,351,896	$186,226,306

Net income	—	—	—	—	—	4,355,270	4,355,270	151,752	4,507,022
Dividends declared	—	—	—	—	—	(1,614,533)	(1,614,533)	—	(1,614,533)
Purchase of treasury stock	—	—	—	(26,208)	(325,488)	—	(325,488)	—	(325,488)
Contribution from non-controlling interest	—	—	—	—	—	—	—	112,533	112,533
Distributions to non-controlling interests	—	—	—	—	—	—	—	(6,108)	(6,108)
Balances, September 30, 2014	11,198,119	$111,981	$182,437,522	(430,118)	$(5,349,156)	$5,089,312	$182,289,659	$6,610,073	$188,899,732

 (1) As recast to reflect the balances of Owens Mortgage Investment Fund, LP combined with the balances of Owens Realty Mortgage, Inc. beginning January 1, 2013, as required under the accounting guidelines for a transfer of an entity under common control (refer to Note 1).

The accompanying notes are an integral part of these consolidated financial statements.

OWENS REALTY MORTGAGE, INC.
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2014 and 2013
(UNAUDITED)

	September 30,	September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,507,022	$10,625,568
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on sales of real estate and other assets, net	(2,740,105)	(2,712,096)
Gain on foreclosure of loan	(257,020)	(952,357)
Income from investment in limited liability company	(126,357)	(118,572)
Provision for (reversal of ) loan losses	141,032	(7,376,344)
Impairment losses on real estate properties	179,040	—
Depreciation and amortization of real estate and related assets	1,642,922	1,941,887
Amortization of deferred financing costs to interest expense	78,261	—
Accretion of discount on loan to interest income	(85,403)	—
Changes in operating assets and liabilities:
Interest and other receivables	(561,304)	580,868
Other assets	(74,934)	(35,441)
Accounts payable and accrued liabilities	(198,465)	(2,213,885)
Due to Manager	(98,161)	(26,958)
Net cash provided by (used in) operating activities	2,406,528	(287,330)

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal collected on loans	20,857,860	13,978,529
Investment in loans	(27,168,876)	(12,878,852)
Investment in real estate properties	(18,024,721)	(2,032,333)
Net proceeds from disposition of real estate properties and other assets	174,890	11,108,406
Purchases of vehicles and equipment	(7,212)	(13,482)
Transfer (to) from restricted cash	(1,485,050)	2,279,636
Distribution received from investment in limited liability company	84,000	80,000
Net cash (used in) provided by investing activities	(25,569,109)	12,521,904

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on notes payable	(330,905)	(224,337)
Advances on construction note payable	372,472	—
Advances on lines of credit	41,144,507	—
Repayments on lines of credit	(20,291,807)	—
Payment of deferred financing costs	(354,549)	—
Distributions to noncontrolling interests	(6,108)	(4,143,304)
Contributions from noncontrolling interest	112,533	—
Offering costs incurred and paid	—	(527,785)
Distributions to stockholders for fractional shares	—	(19,974)
Purchase of treasury stock	(325,488)	(459,634)
Dividends paid	(1,256,133)	(3,264,380)
Net cash provided by (used in) financing activities	19,064,522	(8,639,414)

Net (decrease) increase in cash and cash equivalents	(4,098,059)	3,595,160

Cash and cash equivalents at beginning of period	8,158,734	21,131,505

Cash and cash equivalents at end of period	$4,060,675	$24,726,665

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest (including amounts capitalized)	$705,238	$469,510
Supplemental Disclosures of Non-Cash Activity
Increase in real estate from loan foreclosures	$3,241,220	$18,650,121
Increase in accounts payable and accrued liabilities from loan foreclosure	—	(660,000)
Increase in notes payable from loan foreclosure	—	(1,000,000)
Decrease in loans, net of allowance for loan losses, from loan foreclosures	(2,959,500)	(15,609,812)
Decrease in interest and other receivables from adding balances to loans	—	(22,880)
Decrease in interest and other receivables from loan foreclosures	(281,720)	(1,380,309)
Increase in loans from sales of real estate	—	11,900,000
Increase in deferred gains from sales of real estate	—	(2,344,052)
Change in capital expenditures financed through accounts payable	(838,419)	(2,833,940)
Deferred financing costs paid from construction loan	620,391	—
Amortization of deferred financing costs capitalized to construction project	(69,116)	—

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of the management of the Company, the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein. Certain information and footnote disclosures presented in the annual consolidated financial statements are not included in these interim financial statements.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Form 10-K of the Company for the year ended December 31, 2013 filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the operating results to be expected for the full year ending December 31, 2014. The Company evaluates subsequent events up to the date it files its Form 10-Q with the SEC.

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

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” or ASU 2014-15. ASU 2014-15 introduces an explicit requirement for management to assess and provide certain disclosures if there is substantial doubt about an entity’s ability to continue as a going concern. ASU 2014-15 is effective for the annual period ending after December 15, 2016. The Company is currently evaluating the impact that ASU 2014-15 will have on its financial statements.

Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents include funds on deposit with financial institutions.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

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

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

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

Deferred Financing Costs

Issuance and other costs related to the Company’s lines of credit are capitalized and amortized to interest expense under the straight-line method over the terms of the respective debt instruments. Deferred financing costs related to the construction loan in TOTB North, LLC are being amortized to the construction project under the straight-line method over the term of construction/renovation.

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

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

After acquisition, costs incurred relating to the development and improvement of property are capitalized to the extent they do not cause the recorded value to exceed the net realizable value, whereas costs relating to holding and disposition of the property are expensed as incurred. After acquisition, real estate held for sale is analyzed periodically for changes in fair values and any subsequent write down is charged to impairment losses on real estate properties. Any recovery in the fair value subsequent to such a write down is recorded (not to exceed the net realizable value at acquisition) as an offset to impairment losses on real estate properties. Recognition of a gain on the sale of real estate is dependent upon the transaction meeting certain criteria related to the nature of the property and the terms of the sale including potential seller financing.

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

Depreciation of real estate properties held for investment is provided on the straight-line method over the estimated remaining useful lives of buildings and improvements (5-39 years). Depreciation of tenant improvements is provided on the straight-line method over the shorter of their estimated useful lives or the lease terms.

The Company reclassifies real estate properties from held for investment to held for sale in the period in which all of the following criteria are met: 1) Management commits to a plan to sell the property; 2) The property is available for immediate sale in its present condition; 3) An active program to locate a buyer has been initiated; 4) The sale of the property is probable and the transfer of the property is expected to qualify for recognition as a completed sale, within one year; and 5) Actions required to complete the plan indicate it is unlikely that significant changes to the plan will be made or the plan will be withdrawn. Such real estate properties are recorded at the time of reclassification at their carrying amounts prior to reclassification or fair value, whichever is lower. This establishes the initial basis at which the properties are accounted for as held for sale, as described above.

If circumstances arise that previously were considered unlikely, and, as a result, the Company decides not to sell a real estate property classified as held for sale, the property is reclassified to held for investment. The property is then measured individually at the lower of its carrying amount, adjusted for depreciation or amortization expense that would have been recognized had the property been continuously classified as held for investment, or its fair value at the date of the subsequent decision not to sell.

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

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

Earnings per Common Share

The Company calculates basic earnings per common share by dividing net income allocable to common stockholders for the period by the weighted-average shares of common stock outstanding for that period. Diluted earnings per common share takes into effect any dilutive instruments, except if when doing so such instruments would be anti-dilutive. At the present time, the Company has not issued any restricted stock or restricted stock units.

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

As of September 30, 2014 and December 31, 2013, the Company has not recorded a reserve for any uncertain income tax positions. There has been no interest or penalties incurred to date.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES

The following tables show the changes in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2014 and 2013 and the allocation of the allowance for loan losses and loans as of September 30, 2014 and December 31, 2013 by portfolio segment and by impairment methodology:

	Commercial	Residential	Land
2014				Total

Allowance for loan losses:
	Three Months Ended September 30, 2014
Beginning balance	$1,507,196	$3,249,975	$5,269	$4,762,440
Charge-offs	—	—	—	—
Provision (reversal)	46,937	70,742	1	117,680
Ending Balance	$1,554,133	$3,320,717	$5,270	$4,880,120

	Nine Months Ended September 30, 2014
Beginning balance	$932,651	$3,798,203	$8,234	$4,739,088
Charge-offs	—	—	—	—
Provision (reversal)	621,482	(477,486)	(2,964)	141,032
Ending balance	$1,554,133	$3,320,717	$5,270	$4,880,120

	As of September 30, 2014
Ending balance: individually evaluated for impairment	$618,775	$3,087,345	$—	$3,706,120

Ending balance: collectively evaluated for impairment	$935,358	$233,372	$5,270	$1,174,000

Ending balance	$1,554,133	$3,320,717	$5,270	$4,880,120

Loans:
Ending balance	$43,965,785	$16,257,359	$2,010,068	$62,233,212

Ending balance: individually evaluated for impairment	$17,342,280	$9,614,786	$1,860,068	$28,817,134

Ending balance: collectively evaluated for impairment	$26,623,505	$6,642,573	$150,000	$33,416,078

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

	Commercial	Residential	Land
2013				Total

Allowance for loan losses:
	Three Months Ended September 30, 2013
Beginning balance	$1,216,857	$4,378,847	$9,012	$5,604,716
Charge-offs	—	—	—	—
(Reversal) Provision	(420,085)	222	3	(419,860)
Ending Balance	$796,772	$4,379,069	$9,015	$5,184,856

	Nine Months Ended September 30, 2013
Beginning balance	$1,606,925	$4,288,108	$18,522,864	$24,417,897
Charge-offs	—	—	(11,856,697)	(11,856,697)
(Reversal) Provision	(810,153)	90,961	(6,657,152)	(7,376,344)
Ending balance	$796,772	$4,379,069	$9,015	$5,184,856

	As of December 31, 2013
Ending balance: individually evaluated for impairment	$537,743	$3,087,345	$—	$3,625,088

Ending balance: collectively evaluated for impairment	$394,908	$710,858	$8,234	$1,114,000

Ending balance	$932,651	$3,798,203	$8,234	$4,739,088

Loans:
Ending balance	$26,158,878	$27,461,913	$5,175,502	$58,796,293

Ending balance: individually evaluated for impairment	$16,566,878	$10,195,725	$4,975,502	$31,738,105

Ending balance: collectively evaluated for impairment	$9,592,000	$17,266,188	$200,000	$27,058,188

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

The following tables show an aging analysis of the loan portfolio by the time past due as of September 30, 2014 and December 31, 2013:
	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due
				Total Past Due Loans	Current Loans	Total Loans
September 30, 2014

Commercial	$—	$—	$5,790,698	$5,790,698	$38,175,087	$43,965,785
Residential	—	—	9,614,786	9,614,786	6,642,573	16,257,359
Land	—	—	1,860,068	1,860,068	150,000	2,010,068
	$—	$—	$17,265,552	$17,265,552	$44,967,660	$62,233,212

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due
				Total Past Due Loans	Current Loans	Total Loans
December 31, 2013

Commercial	$—	$690,000	$5,100,699	$5,790,699	$20,368,179	$26,158,878
Residential	—	—	10,195,725	10,195,725	17,266,188	27,461,913
Land	—	—	4,975,502	4,975,502	200,000	5,175,502
	$—	$690,000	$20,271,926	$20,961,926	$37,834,367	$58,796,293

All of the loans that are 90 or more days past due as listed above are on non-accrual status as of September 30, 2014 and December 31, 2013. In addition, two commercial loans totaling $11,466,179 that are considered impaired were also on non-accrual status as of December 31, 2013 (total of $31,738,105). These two loans were restored to accrual status during the first quarter of 2014 because the Company had received consistent payments from the borrower over the previous six month period, and management expects that the borrower will continue to keep the loans current with respect to principal and interest payments.  These two loans continue to be reported as impaired due to the previous modification of the borrower's terms in a troubled debt restructuring. There is an unamortized discount on one of these loans in the amount of approximately $573,000 and $659,000 as of September 30, 2014 and December 31, 2013, respectively.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

The following tables show information related to impaired loans as of and for the three and nine months ended September 30, 2014:

	As of September 30, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial	$16,432,058	$15,573,528	$—
Residential	2,155,333	2,079,786	—
Land	1,860,216	1,860,068	—

With an allowance recorded:
Commercial	1,913,681	1,768,752	618,775
Residential	7,983,345	7,535,000	3,087,345
Land	—	—	—

Totals:
Commercial	$18,345,739	$17,342,280	$618,775
Residential	$10,138,678	$9,614,786	$3,087,345
Land	$1,860,216	$1,860,068	$—

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$16,410,099	$617,507	$16,306,543	$1,405,623
Residential	2,233,235	—	2,374,941	67,733
Land	1,860,216	38,276	2,633,298	132,916

With an allowance recorded:
Commercial	1,910,269	13,484	1,867,315	39,956
Residential	7,983,345	22,000	7,983,373	96,000
Land	—	—	—	—

Totals:
Commercial	$18,320,368	$630,991	$18,173,858	$1,445,579
Residential	$10,216,580	$22,000	$10,358,314	$163,733
Land	$1,860,216	$38,276	$2,633,298	$132,916

The following tables show information related to impaired loans as of December 31, 2013 and for the three and nine months ended September 30, 2013:

	As of December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial	$16,212,899	$15,488,126	$—
Residential	2,734,228	2,660,725	—
Land	5,017,839	4,975,502	—

With an allowance recorded:
Commercial	1,079,699	1,078,752	537,743
Residential	7,983,345	7,535,000	3,087,345
Land	—	—	—

Totals:
Commercial	$17,292,598	$16,566,878	$537,743
Residential	$10,717,573	$10,195,725	$3,087,345
Land	$5,017,839	$4,975,502	$—

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$13,706,182	$219,319	$9,380,952	$541,670
Residential	2,834,509	33,913	2,865,277	102,754
Land	4,978,579	54,320	4,977,480	218,961

With an allowance recorded:
Commercial	1,079,699	6,000	1,079,699	18,000
Residential	7,983,345	39,000	7,983,341	166,100
Land	—	—	11,682,004	—

Totals:
Commercial	$14,785,881	$225,319	$10,460,651	$559,670
Residential	$10,817,854	$72,913	$10,848,618	$268,854
Land	$4,978,579	$54,320	$16,659,484	$218,961

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

Troubled Debt Restructurings

The Company had allocated approximately $3,631,000 and $3,625,000 of specific reserves on loans totaling approximately $22,130,000 and $25,781,000 (recorded investments before reserves) to borrowers whose loan terms had been modified in troubled debt restructurings as of September 30, 2014 and December 31, 2013, respectively.  The Company has not committed to lend additional amounts to any of these borrowers.

No loans were modified as troubled debt restructurings during the three and nine months ended September 30, 2014.

During the nine months ended September 30, 2013, the terms of two loans were modified as troubled debt restructurings. One loan was modified to combine all principal, delinquent interest and advances into principal and provide for amortizing payments at a reduced interest rate over an extended maturity of 15 years. The borrower is now delinquent in making payments on this modified loan. Another impaired loan was rewritten by the Company during the quarter ended September 30, 2013 whereby the Company repaid the first deed of trust on the subject property of approximately $5,899,000 and refinanced its second deed of trust by combining them into one first deed of trust in the amount of $9,625,000 with interest at 10% per annum due in five years. As part of the modification, approximately $659,000 of past due interest on the Company’s original note was paid from the proceeds of the rewritten loan, which was recorded as a discount against the principal balance of the new loan because the loan was impaired. Management believes that no specific loan loss allowance is needed on any of these modified loans given the estimated underlying collateral values.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

The following tables show information related to loan modifications made by the Company during the three and nine months ended September 30, 2013:

	Modifications During the Three Months Ended September 30, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Troubled Debt Restructurings That Occurred During the Three Months
Commercial	1	$2,638,530	$8,966,179

	Modifications During the Nine Months Ended September 30, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Troubled Debt Restructurings That Occurred During the Nine Months
Commercial	1	$2,638,530	$8,966,179
Residential	1	272,028	272,028

Troubled Debt Restructurings That Subsequently Defaulted During the Nine Month Period	Number of Contracts	Recorded Investment

Residential	1	$272,028

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

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

The Company received no distributions from 1850 during the three months ended September 30, 2014 and 2013. The Company received distributions from 1850 of $84,000 and $80,000 during the nine months ended September 30, 2014 and 2013, respectively. The net income to the Company from its investment in 1850 De La Cruz was approximately $44,000 and $39,000 during the three months ended September 30, 2014 and 2013, respectively, and $126,000 and $119,000 during the nine months ended September 30, 2014 and 2013, respectively.

NOTE 5 - REAL ESTATE HELD FOR SALE

Real estate properties held for sale as of September 30, 2014 and December 31, 2013 consists of properties acquired through foreclosure classified by property type as follows:

	September 30, 2014	December 31, 2013
Residential	$93,647	$93,647
Land	1,527,360	3,427,200
Retail	11,534,319	—
Golf course	2,011,685	1,961,284
Marina	236,500	408,000
	$15,403,511	$5,890,131

During the quarter ended September 30, 2014, the Company transferred one retail property with a carrying value of approximately $11,534,000 and one residential lot with a carrying value of approximately $59,000 from “Held for investment” to “Held for sale” because the properties are now listed for sale and sales are expected within the next year.

During the nine months ended September 30, 2014, the Company transferred one parcel of land with a balance of approximately $1,958,000 from “Held for sale” to “Held for investment” because the property is no longer listed for sale and a sale is not likely within the next year.

During the three and nine months ended September 30, 2014, the Company recorded impairment losses of $124,000 and $179,000, respectively, on the marina property located in Oakley, California due to a decrease in the listing price of the property and a reduction in the fair market value recently estimated by management.

During the nine months ended September 30, 2014, gains totaling approximately $2,626,000 were recognized that had previously been deferred related to the sales of real estate properties in 2012 and 2013. The gains on the sales of the properties are being recognized under the installment method.

During the nine months ended September 30, 2013, the Company sold 45 residential and 2 commercial units located in Oakland, California and held within 1401 on Jackson, LLC via a land sales contract for $11,000,000 ($1,000,000 down with interest only payments at 4.5% interest due monthly with all remaining principal and interest due in one year), resulting in a gain to the Company of approximately $207,000 and deferred gain of approximately $2,073,000. The carryback loan was repaid by the borrower with partial payments in November 2013 and May 2014 resulting in the full recognition of the deferred gain as of September 30, 2014.

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

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

During the nine months ended September 30, 2013, the Company sold the remaining parcel of land held within Dation, LLC for $300,000 with a $100,000 down payment and a $200,000 carryback note with interest only payments at 6% per annum due in one year, resulting in a gain to the Company of approximately $13,000 and deferred gain of approximately $25,000. The carryback loan was fully repaid by the borrower in May 2014 resulting in the full recognition of the deferred gain as of September 30, 2014.

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

The net income to the Company from 720 University was approximately $107,000 and $31,000 (including depreciation and amortization of $107,000 and $108,000) for the three months ended September 30, 2014 and 2013, respectively, and $145,000 and $91,000 (including depreciation and amortization of $322,000 and $329,000) for the nine months ended September 30, 2014 and 2013, respectively. The noncontrolling interest of the joint venture partner of approximately $0 and $(15,000) as of September 30, 2014 and December 31, 2013, respectively, is reported in the accompanying consolidated balance sheets. The Company’s investment in 720 University real property and improvements was approximately $11,534,000 and $11,697,000 as of September 30, 2014 and December 31, 2013, respectively. The Company transferred the 720 University real property from “Held for investment” to “Held for sale” as of September 30, 2014 as the property is listed for sale and a sale is expected in the next year.

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

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE 6 - REAL ESTATE HELD FOR INVESTMENT

Real estate held for investment as of September 30, 2014 and December 31, 2013 consists of properties acquired through foreclosure classified by property type as follows:

	September 30, 2014	December 31, 2013
Land (including land under development - see Tahoe Stateline Venture below)	$68,407,529	$46,873,135
Residential	47,466,560	47,037,370
Retail	3,890,967	15,588,452
Office	9,199,850	9,348,331
Industrial	4,516,541	4,605,910
Storage	3,871,858	3,943,780
Marina	3,186,967	2,028,855
	$140,540,272	$129,425,833

The balances of land and the major classes of depreciable property for real estate held for investment as of September 30, 2014 and December 31, 2013 are as follows:
	September 30, 2014	December 31, 2013
Land and land improvements	$92,460,300	$73,591,953
Buildings and improvements	54,072,140	65,433,599
	146,532,440	139,025,552
Less: Accumulated depreciation	(5,992,168)	(9,599,719)
	$140,540,272	$129,425,833

It is the Company’s intent to sell its real estate properties held for investment, but the majority of expected sales are not probable to occur within the next year.

Depreciation expense was approximately $523,000 and $517,000 for the three months ended September 30, 2014 and 2013, respectively, and $1,563,000 and $1,867,000 for the nine months ended September 30, 2014 and 2013, respectively.

During the quarter ended September 30, 2014, the Company sold one of the improved, residential lots located in West Sacramento, California for $175,000, resulting in a gain to the Company of approximately $105,000. The remaining lot was then transferred to “Held for sale” as it is now listed for sale and a sale is expected within the next year.

2014 Foreclosure Activity

During the nine months ended September 30, 2014, Sandmound Marina, LLC (“Sandmound”) (wholly owned by the Company) foreclosed on a first mortgage loan secured by unimproved land and a marina and campground located in Bethel Island, California with a principal balance of approximately $2,960,000 and obtained the properties via the trustee’s sale. In addition, advances made on the loan or incurred as part of the foreclosure (such as legal fees and delinquent property taxes) in the total amount of approximately $282,000 were capitalized to the basis of the properties. The fair market values of the properties acquired were estimated to be higher than Sandmound’s recorded investment in the subject loan, and, thus, a gain on foreclosure in the amount of approximately $257,000 was recorded. The properties have been classified as held for investment as sales are not expected within one year.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

2013 Foreclosure Activity

During the nine months ended September 30, 2013, Brannan Island, LLC (“Brannan”) (wholly owned by the Company) foreclosed on two first mortgage loans secured by a marina with 179 boat slips located in Isleton, California with an aggregate principal balance of $1,863,000 and obtained the property via the trustee’s sale.In addition, advances made on the loans or incurred as part of the foreclosures (such as legal fees and delinquent property taxes) in the total amount of approximately $140,000 were capitalized to the basis of the property. Brannan’s recorded investment in the subject loans at the time of foreclosure approximated the net fair market value of the property so no charge-off or gain on foreclosure was recorded.

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

TOTB Miami, LLC

During 2011, the Company foreclosed on a participated, first mortgage loan secured by a condominium complex located in Miami, Florida with a principal balance to the Company of approximately $26,257,000 and obtained an undivided interest in the properties with the other two lenders (which included OFG, the manager of the Company, and PRC Treasures, LLC or “PRC”). The Company and the other lenders formed a Florida limited liability company, TOTB Miami, LLC (“TOTB Miami”), to own and operate the complex. The complex consists of three buildings and an undeveloped parcel of land. Two buildings in which TOTB Miami owns 169 unsold condominium units have been renovated. These units are being leased. A third building containing 160 vacant units is currently under renovation.

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

During the nine months ended September 30, 2014, TOTB Miami contributed the vacant and unimproved 160 unit apartment building to a new wholly-owned entity, TOTB North, LLC (“TOTB North”). TOTB North then entered into a construction loan agreement which will provide up to $21,304,000 for the purpose of renovating and improving the apartment building (see Note 9). As of September 30, 2014, approximately $993,000 had been drawn from the construction loan to fund debt issuance costs and pre-construction costs to date. In addition, TOTB North has entered into various contracts for the design, engineering and first phase demolition and concrete remediation for the renovation project in the aggregate amount of approximately $2,577,000 of which approximately $1,079,000 had been incurred as of September 30, 2014. In addition, another $375,000 in renovation-related costs, interest, property taxes, and amortization of deferred financing costs have been capitalized (total of $1,454,000) as of September 30, 2014. The Company plans to negotiate and sign the final construction contract for the remainder of the work by the fourth quarter of 2014. During the nine months ended September 30, 2014, the Company and OFG contributed approximately $453,000 and $108,000, respectively, to TOTB Miami to fund the $1,000,000 deposit required pursuant to the construction loan agreement.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

The assets, liabilities, income and expenses of TOTB Miami have been consolidated into the accompanying consolidated balance sheets and statements of income of the Company. The noncontrolling interest of OFG totaled approximately $6,610,000 and $6,372,000 as of September 30, 2014 and December 31, 2013, respectively.

The net income to the Company from TOTB Miami was approximately $336,000 and $110,000 (including depreciation of $150,000 and $150,000, respectively) for the three months ended September 30, 2014 and 2013, respectively, and $545,000 and $20,000 (including depreciation of $449,000 and $748,000) for the nine months ended September 30, 2014 and 2013, respectively.

During the nine months ended September 30, 2013, the properties were moved from “Held for sale” to “Held for investment” as they were no longer being marketed and sales were not expected within the next year. The transfer resulted in the Company recording approximately $598,000 of depreciation expense during the quarter ended June 30, 2013.

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

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

After the final trustee’s sale, TSV owned all of the parcels necessary to complete the first retail phase of the Project and began construction in the summer of 2013. TSV signed a construction contract for the first phase of the Project in the amount of $17,760,000 (including change orders to date) of which approximately $15,922,000 has been incurred as of September 30, 2014. TSV has capitalized approximately $21,500,000 in design, engineering, construction and other related development costs (including legal, consulting, property taxes and interest) related to the retail and residential phases of the Project as of September 30, 2014. It is possible that additional change orders will be submitted and construction costs may be higher than expected; however, management believes that the cash flows from operation and/or ultimate sale of the property will be sufficient to cover the Company’s recorded investment. Construction on the retail phase is currently scheduled to be completed during the fourth quarter of 2014. The Company has executed lease agreements for approximately 75% of the currently available space as of the date of this filing. Management anticipates that tenant improvements will be completed and tenants will begin paying rent during the fourth quarter of 2014.

In April 2014, TSV finalized the purchase of nine additional parcels of land (and certain related assets) that constitute the balance of parcels in the second phase of the Project and that border the other parcels owned by TSV for $6,000,000 in cash.  As a result of the purchase, TSV now owns 24 parcels encompassing the entire Project (after combining six parcels into one for the retail development and purchase of nine parcels in 2014).

The approximate net income (loss) from Company real estate properties held within wholly-owned limited liability companies and other properties held for investment and sale with significant operating results (including gains/losses from sales and impairment losses) for the nine months ended September 30, 2014 and 2013 are included in the table below. The information presented includes only the revenues and expenses directly related to the properties and no allocations have been made for overhead and other expenses the Company incurs that are not directly related to an individual property.

	September 30, 2014	September 30, 2013
DarkHorse Golf Club, LLC (golf course sold in 2012)	$1,000	$(166,000)
Lone Star Golf, Inc. (previously Lone Star Golf, LLC)	11,000	(62,000)
Baldwin Ranch Subdivision, LLC	(81,000)	(70,000)
The Last Resort and Marina, LLC	(195,000)	(17,000)
54th Street Condos, LLC	24,000	(34,000)
Wolfe Central, LLC	298,000	298,000
AMFU, LLC	(8,000)	38,000
Phillips Road, LLC	85,000	73,000
Broadway & Commerce, LLC	36,000	38,000
Brannan Island, LLC (foreclosed in 2013)	(2,000)	(49,000)
Piper Point Marina- held in Sandmound Marina, LLC (foreclosed in 2014)	(36,000)	—
Light industrial building, Paso Robles, California	138,000	141,000
Undeveloped industrial land, San Jose, California	(92,000)	(84,000)
Office buildings, Roseville, California	4,000	1,000
Office condominium complex, Roseville, California	(23,000)	137,000
Storage facility/business, Stockton, California	231,000	224,000
Undeveloped land, Gypsum, Colorado	(159,000)	(205,000)

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

Certain of the Company’s real estate properties held for sale and investment are leased to tenants under noncancellable leases with remaining terms ranging from one to thirteen years. Certain of the leases require the tenant to pay all or some operating expenses of the properties. The future minimum rental income from noncancellable operating leases due within the five years subsequent to September 30, 2014 and thereafter is as follows:

Twelve months ending September 30:
2015	$6,658,841
2016	3,704,530
2017	2,999,197
2018	2,639,494
2019	2,270,293
Thereafter (through 2026)	3,692,228
$21,964,583

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

OFG, at its sole discretion may, on a monthly basis, adjust the management and servicing fees as long as they do not exceed the allowable limits calculated on an annual basis. Even though the fees for a month may exceed 1/12 of the maximum limits, at the end of the calendar year the sum of the fees collected for each of the 12 months must be equal to or less than the stated limits. Management fees amounted to approximately $436,000 and $373,000 for the three months ended September 30, 2014 and 2013, respectively, and $1,276,000 and $1,265,000 for the nine months ended September 30, 2014 and 2013, respectively, and are included in the accompanying consolidated statements of income. Servicing fees amounted to approximately $40,000 and $34,000 for the three months ended September 30, 2014 and 2013, respectively, and $116,000 and $115,000 for the nine months ended September 30, 2014 and 2013, respectively, and are included in the accompanying consolidated statements of income. As of September 30, 2014 and December 31, 2013, the Company owed management and servicing fees to OFG in the amount of approximately $157,000 and $294,000, respectively.

The maximum servicing fees were paid to OFG during the three and nine months ended September 30, 2014 and 2013. The maximum management fees were paid to OFG during the three and nine months ended September 30, 2014. If the maximum management fees had been paid to OFG during the nine months ended September 30, 2013, the management fees would have been $1,269,000 (increase of $4,000), which would have decreased net income by approximately 0.05%.

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

Pursuant to the Management Agreement, OFG receives all late payment charges from borrowers on loans owned by the Company. The amounts paid to or collected by OFG for such charges totaled approximately $2,000 and $1,000 for the three months ended September 30, 2014 and 2013, respectively, and $4,000 and $3,000 for the nine months ended September 30, 2014 and 2013, respectively. In addition, the Company remits other miscellaneous fees to OFG, which are collected from loan payments, loan payoffs or advances from loan principal (i.e. funding, demand and partial release fees). The amounts paid to or collected by OFG for such fees totaled approximately $1,000 and $0 during the three months ended September 30, 2014 and 2013, respectively, and $2,000 and $1,000 during the nine months ended September 30, 2014 and 2013, respectively.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

OFG originates all loans the Company invests in and receives loan origination and extension fees from borrowers. During the three and nine months ended September 30, 2014, OFG earned approximately $186,000 and $726,000, respectively, on loans originated or extended of approximately $8,025,000 and $30,226,000, respectively. During the three and nine months ended September 30, 2013, OFG earned approximately $440,000 and $464,000 in loan fees on loans originated of $10,892,000 and $12,137,000, respectively. Of such fees earned during 2013, $55,000 was a back end fee that will not be collected by OFG until the subject loan is paid off.

OFG is reimbursed by the Company for the actual cost of goods, services and materials used for or by the Company and paid by OFG and the salary and related salary expense of OFG’s non-management and non-supervisory personnel performing services for the Company which could be performed by independent parties (subject to certain limitations in the Management Agreement and the Company’s charter). The total OFG reimbursements expensed by the Company for such services were $167,000 and $191,000 during the three months ended September 30, 2014 and 2013, respectively, and $507,000 and $560,000 during the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014, there was approximately $39,000 payable to OFG for reimbursable expenses and other fees owed and no amounts payable as of December 31, 2013. The Company also reimbursed certain of OFG’s officers for allowed expenses in the total amount of $0 and $10,000 during the three months ended September 30, 2014 and 2013, respectively, and $1,000 and $11,000 during the nine months ended September 30, 2014 and 2013, respectively.

The Company paid Investor’s Yield, Inc. (a wholly owned subsidiary of OFG) approximately $30,000 and $34,000 during the nine months ended September 30, 2014 and 2013, respectively, in fees primarily related to certain foreclosure proceedings on Company loans.

NOTE 8 – LINES OF CREDIT PAYABLE

The Company borrows funds under the California Bank & Trust (“CB&T”) Line of Credit and the Opus Bank (“Opus”) Line of Credit (collectively, the “Funding Agreements”). As of September 30, 2014, the outstanding balances and total commitments under the Funding Agreements consisted of the following:

	As of September 30, 2014		As of December 31, 2013

	Outstanding Balance	Total Commitment	Outstanding Balance	Total Commitment

CB&T Line of Credit	$17,355,000	$17,355,000	$—	$—
Opus Bank Line of Credit	3,497,700	11,511,000	—	—
Total	$20,852,700	$28,866,000	$—	$—

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

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

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

Borrowings under the CB&T Credit Facility mature on February 5, 2016.  Such borrowings will bear interest payable monthly, in arrears, on the first business day of each month, at the prime rate of interest established by CB&T from time-to-time plus one quarter percent (.25%) per annum (3.5% at September 30, 2014). Upon a default under the CB&T Credit Facility such interest rate increases by 2.00%. The CB&T Credit Facility required the payment of an origination fee of $100,000 and other issuance costs and is subject to certain ongoing administrative fees and expenses. As of September 30, 2014, $177,000 of these costs were paid and capitalized to deferred financing costs and are being amortized to interest expense using the straight-line method through the maturity date of the CB&T Credit Facility.

Interest expense on the CB&T Credit Facility was approximately $171,000 and $287,000 during the three and nine months ended September 30, 2014, respectively (including $23,000 and $46,000 in amortization of deferred financing costs).

Borrowings under the CB&T Credit Facility are secured by certain assets of the Company. These collateral assets will include the grant to CB&T of first-priority deeds of trust on certain real property assets and trust deeds of the Company to be identified by the parties from time-to-time and all personal property of the Company, which collateral includes the assets described in the Security Agreement and in other customary “Collateral Agreements” that will be entered into by the parties from time-to-time. As of September 30, 2014, the carrying amount and classification of loans and real estate properties securing the CB&T Credit Facility were as follows:

Loans:	September 30, 2014
Commercial	$11,505,000
Real Estate:
Residential	6,824,260
Storage	3,871,858
Industrial	3,049,999
Total	$13,746,117

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

The CB&T Credit Facility contains affirmative, negative, and financial covenants which are customary for loans of this type, including among others: approvals of new leases or lease renewals with respect to Collateral properties; maintaining the Company’s principal bank accounts with CB&T and maintenance of $2,000,000 of Unencumbered Liquid Assets (reported as part of restricted cash on the accompanying consolidated balance sheets); obligations to use best efforts to keep certain of the Company’s properties fully leased; maintenance of minimum debt-to-tangible net worth and debt service coverage ratios; limitations on repurchasing or redeeming stock of the Company; limitations on incurrence of liens or additional indebtedness; restrictions against guarantying debt outside the ordinary course of business; restrictions on asset dispositions, capital or corporate restructuring or other transactions outside the ordinary course of business; and restrictions on making certain investments. Management is not aware of any breach of these covenants as of September 30, 2014.

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

The maximum borrowings available (total commitment) under the revolving Opus Credit Facility is the lesser of $20,000,000, which is the face amount of the Promissory Note, or the Maximum Allowed Advance amount determined pursuant to a borrowing base calculation described in the Opus Credit Agreement. At any time that the aggregate principal amount of the total borrowings under the Opus Credit Facility exceeds the Maximum Allowed Advance permitted pursuant to the borrowing base calculation, the Company must promptly repay an amount equal to such excess.

Advances under the Opus Credit Facility may be made by Opus until April 1, 2016.  All borrowings under the Opus Credit Facility bear interest payable monthly, in arrears, on the first business day of each month, as follows: (i) continuing through October 1, 2014 the rate of interest will be 4.5%; (ii) commencing October 1, 2014, and on each successive six month anniversary during the term (the “Rate Change Date”), the rate of interest will be reset to the Six Month LIBOR rate of interest (.33% at September 30, 2014) as reported on such Rate Change Date plus four percent (4.0%) per annum but in no event will the interest rate be lower than 4.5% per annum. Upon a default under the Opus Credit Facility such interest rate increases by an additional 5.00%. Commencing on May 1, 2016, in addition to the required interest payments, the Company is also required to make mandatory monthly principal payments and all amounts under the Opus Credit Facility are to be repaid not later than April 1, 2017.

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

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

The borrowing base calculation outlined in the Opus Credit Agreement equals the sum of: (a) the lesser of (i) 70% of the outstanding principal balance of the Note Collateral and (ii) 50% of the then-current Appraised Value of the real property securing such Note Collateral; plus (b) 60% of the then-current Appraised Value of the real property owned by the Company that qualifies as REO Collateral.  As of September 30, 2014, the carrying amount and classification of loans and real estate properties securing the Opus Credit Facility were as follows:

Loans:	September 30, 2014
Commercial	$5,850,000
Real Estate:
Office	4,456,356
Industrial	1,466,542
Total	$5,922,898

The Opus Credit Facility contains affirmative, negative, and financial covenants which are customary for loans of this type, including among others: approvals of new leases or lease renewals with respect to collateral properties; maintaining a minimum of $2,500,000 (which increased to $4,000,000 in October 2014) in bank accounts maintained at Opus (reported as part of restricted cash in the accompanying consolidated balance sheets); compliance by Mr. Owens with all terms of the Guaranty obligations; maintenance of minimum debt-to-tangible net worth and debt service coverage ratios and limitations on making dividends or distributions that could cause a material adverse change in the Company’s financial position or have other financial consequences as described in the agreements. Management is not aware of any breach of these covenants as of September 30, 2014.

The Opus Credit Facility required the payment of an origination fee of $100,000 and other issuance costs and is subject to certain administrative fees and expenses. As of September 30, 2014, $231,000 of these costs were paid and capitalized to deferred financing costs and are being amortized to interest expense using the straight-line method through the maturity date of the Opus Credit Facility.

Interest expense on the Opus Credit Facility was approximately $40,000 and $53,000 during the three and nine months ended September 30, 2014, respectively (including $19,000 and $32,000 in amortization of deferred financing costs).

NOTE 9 - NOTES PAYABLE

The Company had the following notes payable outstanding as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
720 University, LLC Note Payable	$9,786,680	$9,917,585
Tahoe Stateline Venture, LLC Notes Payable	3,800,000	4,000,000
TOTB North, LLC Construction Loan Payable	992,863	—
	$14,579,543	$13,917,585

720 University, LLC Note Payable

The Company has a note payable with a bank through its investment in 720 University (see Note 5), which is secured by the retail development located in Greeley, Colorado. The note requires amortized monthly payments of $56,816 at a fixed rate of 5.07% per annum with the balance of unpaid principal due on March 1, 2015. Interest expense was approximately $127,000 and $129,000 for the three months ended September 30, 2014 and 2013, respectively, and $378,000 and $385,000 for the nine months ended September 30, 2014 and 2013, respectively.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

Tahoe Stateline Venture, LLC Notes Payable

The Company also has three notes payable related to the foreclosure or purchase of nine parcels by TSV in 2013 and 2012. Two of the notes with principal balances totaling $3,300,000 require semi-annual interest-only payments of 5% per annum and are due in December 2016, and one note with a remaining principal balance of $500,000 as of September 30, 2014 requires quarterly interest-only payments of 5% per annum and is due in August 2017. The Company repaid $200,000 of this note during the nine months ended September 30, 2014 to allow demolition of the buildings on the land for the overall development in Phase II of the project. The Company paid approximately $107,000 and $83,000 of interest on the notes during the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014 and December 31, 2013, there was approximately $61,000 and $54,000 in accrued but unpaid interest on these notes. All interest paid/accrued has been capitalized to the basis of the land now under development.

TOTB North, LLC Construction Loan Payable

TOTB Miami, LLC contributed the unimproved “North” apartment building and the related 2.37 acre parcel of land to a new wholly owned limited liability company, TOTB North, LLC (“TOTB North” or “Borrower”) during the nine months ended September 30, 2014 and entered into a Construction Loan Agreement (the “Loan Agreement”) with Bank of the Ozarks (“Ozarks”) as the lender providing Borrower with a loan (the “Loan”) of up to $21,304,000, subject to the terms and conditions of the Loan documents, for the purpose of renovating and improving the Apartments (the “Project”).  The Loan is evidenced by the Loan Agreement, a related Promissory Note (the “Note”), a Mortgage, Security Agreement and Fixture Filing (the “Security Agreement”), an Assignment of Rents and Revenues (the “Assignment”), an Environmental Indemnity Agreement (the “Indemnity Agreement”) and a Post-Closing Agreement (the “Post-Closing Agreement”). As a condition to providing the Loan to the Borrower, Ozarks also required  a joint and several completion guaranty from the Company and the Manager (the “Completion Guaranty”) with respect to completion of the Apartments, a joint and several repayment guaranty from the Company and the Manager (the “Repayment Guaranty”) that guarantees repayment of the Loan subject to certain limitations and a joint and several carve-out guaranty from the Company and the Manager (the “Carve-Out Guaranty” and, together with the Completion Guaranty and the Repayment Guaranty, the “Guarantees”) that provides a guaranty with respect to standard “bad-boy” carve-out provisions. Capitalized terms used and not defined herein are further defined in the Loan Agreement and the Note.

The initial maturity date (the “Maturity Date”) of the Loan is June 12, 2017, which may be extended at the option of Borrower for two additional one year periods if a number of conditions are met including, among others, the conditions that there be no defaults, that the Property have a loan to value ratio calculated in accordance with the Loan Agreement at or below 60% at the time of each extension, that the debt service coverage ratio (“DSCR”) of the Property calculated in accordance with the Loan Agreement equals or exceeds 1.25:1 at the time of each extension, that there be no Material Adverse Change relating to Borrower or any Guarantor and that certain additional fees are paid to Ozarks at the time of the extension.

All outstanding borrowings under the Loan will bear interest equal to the floating daily Three Month LIBOR rate of interest plus four percent (4.0%) per annum (the “Note Rate”), but in no event will the Note Rate be lower than the floor rate of four and one-half percent (4.5%) per annum. The Note Rate as of September 30, 2014 was 4.5% per annum.  Upon a default under the Loan documents the Note Rate increases by an additional eight percent (8.00%) per annum. Interest only payments are payable monthly, in arrears, on the first business day of each month (the “Payment Date”), until the “Amortization Commencement Date” which is the earlier to occur of (i) December 12, 2015 or (ii) the first Payment Date occurring after the Project is completed and the Property achieves a DSCR of greater than 1.25:1.

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

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

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

The Loan documents contain affirmative, negative and financial covenants of the Borrower and the Guarantors which are customary for loans of this type, including, among others, a requirement that the Company in its capacity as a Guarantor maintain: (i) a minimum of $5,000,000 in unencumbered cash balances and (ii) a minimum Net Worth of $35,000,000. Management is not aware of any breach of these covenants as of September 30, 2014.

As of September 30, 2014, the Borrower had paid customary closing fees, disbursements and expenses, including an origination fee to Ozarks, which totaled $622,000. The majority of these costs were paid out of proceeds from the loan and capitalized to deferred financing costs and are being amortized to the construction project using the straight-line method through the Maturity Date. During the three and nine months ended September 30, 2014, approximately $52,000 and $69,000, respectively, of deferred financing costs were amortized to the Project. During the three and nine months ended September 30, 2014, approximately $9,000 and $10,000, respectively, of interest was incurred which was capitalized to the Project.

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

The following table shows maturities by year on these notes payable as of September 30, 2014:

Twelve months ending September 30:
2015	$9,786,680
2016	—
2017	4,792,863
$14,579,543

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

On August 9, 2013, the Board of Directors authorized a Rule 10b5-1 stock repurchase plan (the “Repurchase Plan”) which permitted the Company to repurchase up to the lesser of $7 million of its common stock or five percent of the shares of common stock outstanding as of that date. As of September 30, 2014 and December 31, 2013, the Company had repurchased 430,118 and 403,910 shares of its common stock, respectively, for a total cost of approximately $5,349,000 and $5,024,000 (including commissions) and an average cost of $12.44 per share. No further repurchases were made under the Repurchase Plan which expired on May 19, 2014.

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

The contingency reserves required per the charter as of September 30, 2014 and December 31, 2013 were approximately $3,896,000 and $3,895,000, respectively, and are reported as part of restricted cash in the accompanying consolidated balance sheets. The $4,500,000 required to be held in non-interest bearing accounts as of September 30, 2014 pursuant to the Company’s two lines of credit agreements satisfy this contingency reserve requirement (see Note 8).

Escrow Deposits

Restricted cash includes deposits held in third party escrow accounts to pay property taxes and insurance on Company real estate in the amounts of approximately $118,000 and $200,000 as of September 30, 2014 and December 31, 2013, respectively.

Bridge Equity Deposit

Restricted cash includes the Bridge Equity deposit held by Ozarks to fund all Project costs incurred prior to the satisfaction of the Post-Closing Conditions (net of amounts disbursed for construction costs to date) in the amount of approximately $963,000 as of September 30, 2014 (see Note 9).

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

Impaired Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and a specific allowance for loan losses is established.  A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement or when monthly payments are delinquent greater than ninety days. Once a loan is identified as impaired, management measures impairment in accordance with ASC 310-10-35.  The fair value of impaired loans is estimated by either an observable market price (if available) or the fair value of the underlying collateral, if collateral dependent.  The fair value of the loan’s collateral is determined by third party appraisals (by licensed appraisers), broker price opinions, comparable properties or other indications of value. Those impaired loans not requiring an allowance represent loans for which the fair value of the collateral exceed the recorded investments in such loans. At September 30, 2014 and December 31, 2013, the majority of impaired loans were evaluated based on the fair value of the collateral by obtaining third party appraisals that valued the collateral primarily by utilizing an income or market approach or some combination of the two.  In accordance with ASC 820, impaired loans where an allowance is established based on the fair value of collateral are disclosed as measured at fair value on a nonrecurring basis.  When the fair value of the collateral is based on an observable market price or is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser using observable market data, the Company records the impaired loan as nonrecurring Level 2.  When an appraised value is not available, when management determines the fair value of the collateral is further impaired below the appraised value or when the current appraisal includes unobservable market data, the Company records the impaired loan as nonrecurring Level 3. Unobservable market data included in appraisals often includes adjustments to comparable property sales for such items as location, size and quality to estimate fair values using a sales comparison approach.  Unobservable market data also includes cash flow assumptions and capitalization rates used to estimate fair values under an income approach.

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

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

The following tables present information about the Company’s assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2014 and December 31, 2013:

		Fair Value Measurements Using
	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2014
Nonrecurring:
Impaired loans:
Commercial	$1,294,906	—	—	$1,294,906
Residential	4,896,000	—	—	4,896,000
Total	$6,190,906	—	—	$6,190,906

Real estate properties:
Marina	236,500	—	—	$236,500
Land	$2,710,133	—	—	2,710,133
Total	$2,946,633	—	—	$2,946,633

December 31, 2013
Nonrecurring:
Impaired loans:
Commercial	$541,956	—	—	$541,956
Residential	4,896,000	—	—	4,896,000
Total	$5,437,956	—	—	$5,437,956

Real estate properties:
Marina	$408,000	—	—	$408,000
Land	433,920	—	—	433,920
Total	$841,920	—	—	$841,920

The provision for (reversal of) loan losses based on the fair value of loan collateral less estimated selling costs for the impaired loans above totaled approximately $8,000 and $(11,000) during the three months ended September 30, 2014 and 2013, respectively, and $81,000 during the nine months ended September 30, 2014, all of which was from commercial loans. There were no such provisions or reversals on impaired loans above for the nine months ended September 30, 2013. Impairment losses were recorded on real estate properties in the amounts of approximately $124,000 and $179,000 during the three and nine months ended September 30, 2014, respectively, all of which related to the marina property included in the table above. No impairment losses were recorded during the three and nine months ended September 30, 2013.

During the nine months ended September 30, 2014 and 2013, there were no transfers in or out of Levels 1 and 2.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2014 and December 31, 2013:

At September 30, 2014:
Description	Fair Value	Valuation Technique	Significant Unobservable Inputs	Input/Range	Weighted Average

Impaired Loans:

Commercial	$1,294,906	Appraisal	Estimate of Future Improvements	13.6%
			Capitalization Rate	5.0 to 6.5%	5.6%
			Comparable Sales Adjustment	(59)% to 32%	(8.9)%
Residential	$4,896,000	Appraisal	Capitalization Rate	5.5%
			Comparable Sales Adjustment	(19.1)% to 39%

Real Estate Properties:
Marina	$236,500	Appraisal	Comparable Sales Adjustment	(186.2)% to (27.1)%
			Capitalization Rate	8.2%
			Estimate of Future Improvements	15.8%
Land	$2,710,133	Appraisal	Comparable Sales Adjustment	(33.3)% to 62.8%	29.8%
			Estimate of Future Improvements	54.1%
			Discount Rate	8.0%

At December 31, 2013:
Description	Fair Value	Valuation Technique	Significant Unobservable Inputs	Input/Range	Weighted Average

Impaired Loans:
Commercial	$541,956	Appraisal	Estimate of Future Improvements	13.6%
			Capitalization Rate	6.5%
			Comparable Sales Adjustment	(59)% to (2.3)%
Residential	$4,896,000	Appraisal	Capitalization Rate	5.5%
			Comparable Sales Adjustment	(19.1)% to 39%
Real Estate Properties:
Marina	$408,000	Appraisal	Comparable Sales Adjustment	(186.2)% to (27.1)%
			Capitalization Rate	8.2%
			Estimate of Future Improvements	15.8%
Land	$433,920	Appraisal	Comparable Sales Adjustment	(33.3)% to 35.5%	7.5%
			Estimate of Future Improvements	54.1%

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

Where only one percentage is presented in the above table there was only one unobservable input of that type for one loan or property. Adjustments to comparable sales included items such as market conditions, location, size, condition, access/frontage and intended use.

The approximate carrying amounts and estimated fair values of financial instruments at September 30, 2014 and December 31, 2013 are as follows:

		Fair Value Measurements at September 30, 2014
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$4,061,000	$4,061,000	$—	$—	$4,061,000
Restricted cash	5,580,000	5,580,000	—	—	5,580,000
Loans, net	57,353,000	—	—	58,226,000	58,226,000
Investment in limited liability company	2,185,000	—	—	2,185,000	2,185,000
Interest and other receivables	1,954,000	—	114,000	1,840,000	1,954,000

Financial liabilities
Due to Manager	$196,000	$—	$196,000	$—	$196,000
Accrued interest payable	169,000	—	169,000	—	169,000
Lines of credit payable	20,853,000	—	20,853,000	—	20,853,000
Notes payable	14,580,000	—	—	14,607,000	14,607,000

		Fair Value Measurements at December 31, 2013
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$8,159,000	$8,159,000	$—	$—	$8,159,000
Restricted cash	4,095,000	4,095,000	—	—	4,095,000
Loans, net	54,057,000	—	—	54,602,000	54,602,000
Investment in limited liability company	2,143,000	—	—	2,352,000	2,352,000
Interest and other receivables	1,674,000	—	238,000	1,436,000	1,674,000

Financial liabilities
Due to Manager	$294,000	$—	$294,000	$—	$294,000
Accrued interest payable	64,000	—	64,000	—	64,000
Notes payable	13,918,000	—	—	13,960,000	13,960,000

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

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Environmental Remediation Obligations

The Company has an obligation to pay all required costs to remediate and monitor contamination of the real properties owned by 1850 (Note 4). As part of the Operating Agreement executed by the Company and its joint venture partner in 1850, Nanook, the Company has indemnified Nanook against all obligations related to the expected costs to monitor and remediate the contamination. In 2008, the Company had accrued an amount that a third party consultant had estimated will need to be paid to monitor and remediate the site. The majority of clean-up activities were completed during 2012 as part of the tenant’s construction of a new building on the site. Thus, approximately $460,000 was paid by the Company from the previously established liability, and an additional $100,000 was accrued during the year ended December 31, 2012 as a result of an updated estimate of future costs to be incurred. If additional amounts are required, it will be an obligation of the Company. As of September 30, 2014 and December 31, 2013, approximately $61,000 and $63,000 of this obligation remains accrued on the Company’s books. All costs for this remediation will be paid from cash reserves.

During the course of due diligence performed by a potential buyer of TOTB Miami in 2012, a low level of arsenic was found in the ground water of a monitoring well located on the property owned by TOTB Miami. While the level of arsenic exceeds the minimum level acceptable for drinking water standards, the water under this property is subject to tidal influence and is not used for domestic consumption.  TOTB Miami has retained an environmental consultant to perform additional testing and analysis with the goal of petitioning the appropriate governmental agency to issue a no further action letter for this property due to the low level of contamination and the low quality of the ground water under the property.  At this time, the costs of any potential remediation and/or monitoring are unknown and cannot be estimated. As of September 30, 2014 and December 31, 2013, approximately $78,000 and $65,000 has been accrued and/or paid for testing and analysis.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

Contractual Obligations

The Company has entered into various contracts related to construction of the retail portion of the land owned by TSV. The aggregate amount of these contracts is approximately $20,043,000 as of the date of this filing, of which approximately $18,144,000 was incurred as of September 30, 2014. All costs for this project will be paid from cash reserves, from the recently obtained lines of credit, and/or financing to be obtained in the future. It is possible that additional change orders will be submitted and construction costs may be higher than expected.

The Company has also entered into contracts for the initial demolition and concrete remediation, design, architectural and engineering services related to the renovation of the vacant apartment building owned by TOTB North (see Notes 6 and 9) in the aggregate amount of approximately $2,577,000 of which approximately $1,079,000 has been incurred to September 30, 2014 in addition to other capitalized costs related to the construction project of $375,000 (total of $1,454,000). All costs for this project will be paid from cash reserves or the recently obtained construction loan.

As of September 30, 2014, the Company has commitments to advance additional funds to borrowers of construction, rehabilitation and other loans in the total amount of approximately $3,058,000 (including approximately $781,000 in interest reserves).

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

Our primary sources of revenue are interest income earned on our loan investment portfolio and revenues we generate from our operating real estate assets. We have resumed originating loans and between May and December 2013, the Company originated $30.2 million of commercial real estate loans (including $11.9 million in carryback financing from the sales of real estate properties). We originated an additional $27.2 million in loans during the first nine months of 2014, including the rewrite of two loans in the aggregate amount of $1.65 million. While we believe the Company is well positioned to capitalize on lending opportunities as the economy continues to recover, there can be no assurances that we will be able to identify and make loans to suitable commercial real estate borrowers or have adequate capital and liquidity to fund such loans.

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

Over the past seven years, we have experienced increased delinquent loans and foreclosures which have created substantial losses. In addition, we now own significantly more real estate than in the past, which has reduced cash flow and net income. As of September 30, 2014, approximately 46% of our loans are impaired and/or past maturity. As of September 30, 2014, we own approximately $156 million of real estate held for sale or investment, which is approximately 68% of total assets. During the nine month period ended September 30, 2014, we foreclosed on one loan and obtained the two securing properties in the trustee’s sale (land and a marina/campground located in Bethel Island, California) with an estimated net fair market value of $3,498,000. We sold one improved, residential lot for net sales proceeds of $163,000 and gain of $105,000 during the nine months ended September 30, 2014. We also recognized an additional $2,626,000 in deferred gain under the installment method due to full and partial repayments received on carryback loans from the sale of three real estate properties in late 2012 and 2013. We will continue to attempt to sell certain of our properties but may need to sell them for losses or wait until market values recover. In addition, under the REIT tax rules, we may be subject to a “prohibited transaction” penalty tax on tax gains from the sale of our properties in certain circumstances. In order to fit within a REIT “safe harbor” and avoid prohibited transaction tax, we expect to wait to sell any property that would result in tax gain until we have held such property for at least two years after the conversion (May 2015). In addition, we are also limited in the number and dollar amount of properties we can sell in a given year under the REIT tax rules.

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

Current Market Conditions, Risks and Recent Trends

During 2013 and 2014, the global capital and credit markets continued to slowly recover from the economic downturn which began in 2007. Real estate markets also continued to recover, slowly on a national basis and more significantly in major metropolitan areas, and we expect this trend to continue through 2014 and beyond. Accordingly, as our real estate assets are carried at the lower of carrying value or fair value less costs to sell, it is possible that we have embedded gains in certain of our real estate properties held for sale and investment that are not reflected in our financial statements or in the value of our stock and these embedded gains could be substantial. However, despite these improvements, the overall market recovery remains uncertain. Should the economy regress, the commercial real estate sector may experience additional losses and operating challenges.

Critical Accounting Policies

Please refer to the section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Critical Accounting Policies” for a discussion of our critical accounting policies. During the nine months ended September 30, 2014, there were no material changes to these policies.

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

Results of Operations

Net income attributable to our common stockholders increased approximately $83,000 during the three months ended September 30, 2014, as compared to the same period in 2013. The increase was primarily a result of an increase in interest income on loans and rental and other income on real estate totaling approximately $1,024,000 net of an increase in provision for loan losses, impairment losses on real estate and interest expense totaling approximately $870,000 and a decrease in gain on sale of real estate of $139,000 during 2014 as compared to 2013.

Net income attributable to our common stockholders decreased approximately $4,207,000 during the nine months ended September 30, 2014, as compared to the same period in 2013. The decrease was primarily a result of the 2013 reversal of the provision for loan losses in the amount of approximately $6,476,000 related to three delinquent loans securing the same property (the Chateau at Lake Tahoe project) that were foreclosed on by TSV during the nine months ended September 30, 2013 based on a new appraisal obtained, which reflected a significant increase in value from the previous appraisal and decreases in the general loan loss allowance during 2013.  The impact of this loan loss allowance reversal on the change in net income between 2014 and 2013 was offset by the following:

•
An increase in interest income on loans of $1,204,000 during the nine months ended September 30, 2014, as compared to the same period in 2013, due to an increase in the average balance of performing loans in our portfolio;

•
An increase in operating income from real estate properties (excluding amounts from our investment in 1850) of $1,098,000 during the nine months ended September 30, 2014, as compared to the same period in 2013, as a result of increased rental rates and/or occupancy and decreased operating expenses on certain of our real estate properties held for investment and the sale of certain operating properties during 2013 which had operating losses during the nine months ended September 30, 2013; and

•
A net increase in gain on sale of real estate (after the net effect of gain attributable to noncontrolling interests during 2013) of $2,202,000 during the nine months ended September 30, 2014, as compared to the same period in 2013, as a result of deferred gains recognized on three properties sold in 2012 or 2013 due to full or partial principal repayments received on the carry back loans during the nine months ended September 30, 2014.

Summary of Financial Results
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Total revenues	$4,705,357	$3,676,957	$12,885,161	$11,841,791
Total expenses	3,950,850	3,223,871	11,118,244	3,928,319
Operating income	754,507	453,086	1,766,917	7,913,472
Gain on sale of real estate	113,113	251,887	2,740,105	2,712,096
Net income	867,620	704,973	4,507,022	10,625,568
Less: Net income attributable to noncontrolling interests	(83,797)	(3,899)	(151,752)	(2,063,545)
Net income attributable to common stockholders	$783,823	$701,074	$4,355,270	$8,562,023
Net income per common share (basic and diluted)	$0.07	$0.06	$0.40	$0.76
Weighted average number of common shares outstanding	10,768,001	11,196,646	10,768,495	11,197,622
Dividends declared per share of common stock	$0.05	$0.05	$0.15	$0.20

Three and Nine Months Ended September 30, 2014 Compared to Three and Nine Months Ended September 30, 2013

Total Revenues

Interest income on loans increased $649,000 (86.6% increase) and $1,204,000 (51.0% increase) during the three and nine months ended September 30, 2014, as compared to the same periods in 2013. The increases were primarily due to an increase in the average balance of performing loans of approximately 23% and 22%, respectively, and an increase in interest income collected on delinquent/impaired loans of approximately $350,000 and $510,000, respectively, during the three and nine months ended September 30, 2014, as compared to the same periods in 2013.

Rental and other income from real estate properties increased $375,000 (13.0% increase) and $529,000 (6.3% increase) during the three and nine months ended September 30, 2014, as compared to the same periods in 2013, primarily due to increased rental rates and/or occupancy on certain of our properties during the latter part of 2013 and 2014 and increased income from properties obtained via foreclosure in 2013 and 2014, net of reduced revenue as a result of the sale of three operating properties during 2013.

Total Expenses

Management fees amounted to approximately $436,000 and $373,000 for the three months ended September 30, 2014 and 2013, respectively, and $1,276,000 and $1,265,000 for the nine months ended September 30, 2014 and 2013, respectively. Servicing fees amounted to approximately $40,000 and $34,000 for the three months ended September 30, 2014 and 2013, respectively, and $116,000 and $115,000 for the nine months ended September 30, 2014 and 2013, respectively.

The maximum management and servicing fees were paid to the Manager during the three and nine months ended September 30, 2014. The maximum servicing fees were paid to the Manager during the three and nine months ended September 30, 2013. If the maximum management fees had been paid to the Manager during the nine months ended September 30, 2013, the management fees would have been $1,269,000 (increase of $4,000), which would have decreased net income by approximately 0.05%.

The maximum management fee permitted under our charter is 2.75% per year of the average unpaid balance of mortgage loans. For the years 2011, 2012 and 2013 and the nine months ended September 30, 2014 (annualized), the management fees were 2.19%, 2.67%, 2.74% and 2.75% of the average unpaid balance of mortgage loans, respectively. Although management fees as a percentage of mortgage loans have increased between 2011 and 2014, the total dollar amount of management fees paid to the Manager has decreased because the weighted balance of the loan portfolio has decreased by approximately 42% between 2011 and 2014.

In determining the management fees, the Manager may consider a number of factors, including current market yields, delinquency experience, un-invested cash and real estate activities. The Manager expects that the management fees it receives from us will vary in amount and percentage from period to period. However, due to reduced levels of mortgage investments held by us during the three and nine months ended September 30, 2014, the Manager chose to take close to the maximum compensation that it is able to take pursuant to the charter and will likely continue to take the maximum compensation for the foreseeable future.

General and administrative expense decreased $210,000 (42.4% decrease) and $103,000 (8.6% decrease) during the three and nine months ended September 30, 2014, as compared to the same periods in 2013. The decreases were due primarily to additional expenses incurred as a result of the Merger during 2013 including consulting fees and organization costs that were not incurred in the same periods in 2014. In addition, there was a decrease in salary reimbursements to the Manager and tax preparation fees in 2014 as compared to 2013.

Rental and other expenses on real estate properties decreased $11,000 (0.5% decrease) and $450,000 (7.0% decrease) during the three and nine months ended September 30, 2014, as compared to the same periods in 2013, primarily due to reduced operating costs on certain of our rental properties during the three and nine month periods and the sales of three operating properties during 2013.

Depreciation and amortization expense increased $10,000 (1.8% increase) and decreased $299,000 (15.4% decrease) during the three and nine months ended September 30, 2014 as compared to the same periods in 2013. The decrease during the nine months ended September 30, 2014 was primarily due to the recording of approximately $598,000 of depreciation on the property held within TOTB Miami, LLC in June 2013 when the property was transferred from “Held for sale” to “Held for investment”.

Interest expense increased $209,000 (161.7% increase) and $334,000 (86.7% increase) during the three and nine months ended September 30, 2014 as compared to the same periods in 2013, due to interest incurred on our new lines of credit and the amortization of deferred financing costs on the lines of credit to interest expense during the three and nine months ended September 30, 2014.

The provision for loan losses of $118,000 and $141,000 during the three and nine months ended September 30, 2014 was the result of an analysis performed on the loan portfolio. The general loan loss allowance increased $110,000 and $60,000 during the three and nine months ended September 30, 2014 primarily due to an increase in the balance of non-delinquent loans as a result of new loan originations during 2014 (net of payoffs). There was also an adjustment to the historical loss factor at the beginning of 2014. The specific loan loss allowance increased $81,000 during the nine months ended September 30, 2014, primarily because a reserve was established during 2014 on a newly impaired loan with a principal balance of $690,000.

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

The impairment losses on real estate properties of $124,000 and $179,000 during the three and nine months ended September 30, 2014, respectively, were the result of a decrease in the listing price and a reduction in the fair market value of the marina property located in Oakley, California recently estimated by management.

Gain on Sales of Real Estate

Gain on sales of real estate (net of gain attributable to a noncontrolling interest in 2013) decreased $139,000 and increased $2,202,000 during the three and nine months ended September 30, 2014, as compared to the same periods in 2013. The increase during the nine months ended September 30, 2014 was a result of the recording of deferred gains under the installment method in the total amount of $2,626,000 related to the sale of the condominiums located in Santa Barbara, California in 2012 (and held within Anacapa Villas, LLC), the condominiums located in Oakland, California in 2013 (and held within 1401 on Jackson, LLC) and the parcel of land located in Lake Charles, Louisiana in 2013 (and held within Dation, LLC) due to full or partial principal repayments received on the carry back loans during 2014. During the three months ended September 30, 2014, we also sold one of the improved, residential lots located in West Sacramento, California for $175,000, resulting in a gain of approximately $105,000.  During the nine months ended September 30, 2013, we sold five real estate properties and recognized gains of $2,712,000. The gain from the sale of one of these properties was offset by net income attributable to a noncontrolling interest of approximately $2,174,000, as the gain on sale of the property held within 1875 was all attributable to the noncontrolling interest.

Financial Condition

September 30, 2014 and December 31, 2013

Loan Portfolio

During the quarter ended September 30, 2014, we originated eight new loans with aggregate principal balances totaling $6,961,000 (one loan in the amount of $1,036,000 was a rewrite of an existing loan). Four of these new loans are incrementally funded for construction, renovation and/or interest and together with all incrementally funded loans there is $3,058,000 available to be funded in the future. We also advanced an additional $276,000 on incrementally funded loans and received full or partial payoffs on five loans totaling $4,491,000 during the quarter.

The number of loans in our portfolio increased from 22 to 34, and the average loan balance decreased from $2,673,000 to $1,830,000, between December 31, 2013 and September 30, 2014.

As of September 30, 2014 and December 31, 2013, we had ten loans that were impaired totaling approximately $28,817,000 (46%) and $31,738,000 (54%), respectively.  This included seven and five past maturity loans totaling $17,000,000 (27%) and $16,908,000 (29%), respectively. In addition, three loans totaling approximately $1,290,000 (2%) were past maturity but current in monthly payments as of December 31, 2013, (combined total of impaired and past maturity loans of $28,817,000 (46%) and $33,028,000 (56%), respectively). Of the impaired and past maturity loans, approximately $4,978,000 (8%) and $6,981,000 (12%), respectively, were in the process of foreclosure and no loans involved borrowers who were in bankruptcy as of September 30, 2014 and December 31, 2013.

As of September 30, 2014 and December 31, 2013, approximately $59,343,000 (95.4%) and $58,527,000 (99.5%) of our loans are interest-only and require the borrower to make a “balloon payment” on the principal amount upon maturity of the loan. To the extent that a borrower has an obligation to pay mortgage loan principal in a large lump sum payment, its ability to satisfy this obligation may be dependent upon its ability to sell the property, obtain suitable refinancing or otherwise raise a substantial cash amount. As a result, these loans involve a higher risk of default than fully amortizing loans. Borrowers occasionally are not able to pay the full amount due at the maturity date.  We may allow these borrowers to continue making the regularly scheduled monthly interest payments for certain periods of time to assist the borrower in meeting the balloon payment obligation without formally filing a notice of default.  These loans for which the principal is due and payable, but the borrower has failed to make such payment of principal, are referred to as “past maturity loans”. As of September 30, 2014 and December 31, 2013, we had seven and eight past maturity loans totaling approximately $17,000,000 and $18,198,000, respectively.

We foreclosed on one and six loans during the nine months ended September 30, 2014 and 2013, respectively, with aggregate principal balances totaling approximately $2,960,000 and $26,187,000, respectively, and obtained the properties via the trustee’s sales.

As of September 30, 2014 and December 31, 2013, we held the following types of loans:

	September 30, 2014	December 31, 2013
By Property Type:
Commercial	$43,965,785	$26,158,878
Residential	16,257,359	27,461,913
Land	2,010,068	5,175,502
	$62,233,212	$58,796,293
By Position:
Senior loans	$56,313,212	$52,876,293
Junior loans*	5,920,000	5,920,000
	$62,233,212	$58,796,293

* The junior loans in our portfolio at September 30, 2014 and December 31, 2013 are junior to existing senior loans held by us and are secured by the same collateral.

The types of property securing our commercial real estate loans are as follows as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Commercial Real Estate Loans:
Retail	$4,156,000	$4,140,000
Assisted care	4,021,946	4,021,946
Office	19,405,335	15,484,932
Industrial	3,070,000	1,245,000
Marina	3,200,000	—
Apartment	8,038,800	—
Restaurant	1,037,679	—
Golf course	1,036,025	1,267,000
	$43,965,785	$26,158,878

Scheduled maturities of loans secured by trust deeds as of September 30, 2014 and the interest rate sensitivity of such loans are as follows:

	Fixed	Variable
	Interest	Interest
	Rate	Rate	Total
Year ending September 30:
2014 (past maturity)	$16,999,648	$—	$16,999,648
2015	2,436,025	2,698,183	5,134,208
2016	19,615,947	1,450,000	21,065,947
2017	5,895,923	—	5,895,923
2018	9,051,582	—	9,051,582
2019	2,500,000	—	2,500,000
Thereafter (through Mar. 2028)	265,904	1,320,000	1,585,904
	$56,765,029	$5,468,183	$62,233,212

Variable rate loans may use as indices the one-year, five-year and 10-year Treasury Constant Maturity Index (0.13%, 1.78% and 2.52%, respectively, as of September 30, 2014), the prime rate (3.25% as of September 30, 2014) or the weighted average cost of funds index for Eleventh District savings institutions (0.67% as of September 30, 2014) or include terms whereby the interest rate is adjusted at a specific later date. Premiums over these indices have varied from 2.0% to 6.5% depending upon market conditions at the time the loan is made.

The following is a schedule by geographic location of loans secured by trust deeds as of September 30, 2014 and December 31, 2013:

	September 30, 2014	Portfolio	December 31, 2013	Portfolio
	Balance	Percentage	Balance	Percentage
Arizona	$7,535,000	12.11%	$7,535,000	12.81%
California	42,982,316	69.07%	39,862,058	67.80%
Hawaii	1,450,000	2.33%	1,450,000	2.47%
Louisiana	1,320,000	2.12%	1,520,000	2.58%
Oregon	1,250,000	2.01%	—	—%
Pennsylvania	4,021,946	6.46%	4,021,946	6.84%
Utah	1,813,882	2.91%	2,391,286	4.07%
Washington	1,860,068	2.99%	2,016,003	3.43%
	$62,233,312	100.00%	$58,796,293	100.00%

As of September 30, 2014 and December 31, 2013, our loans secured by real property collateral located in Northern California totaled approximately 65% ($40,284,000) and 55% ($32,362,000), respectively, of the loan portfolio. The Northern California region (which includes Monterey, Fresno, Kings, Tulare and Inyo counties and all counties north) is a large geographic area which has a diversified economic base. The ability of borrowers to repay loans is influenced by the economic strength of the region and the impact of prevailing market conditions on the value of real estate. In addition, as of September 30, 2014 approximately 81% of our loans were secured by real estate located in the states of California and Arizona, which, up until recently, have experienced dramatic reductions in real estate values over the past seven years.

The allowance for loan losses increased by $141,000 and decreased by $19,233,000 (reversal of provision and charge-offs) during the nine months ended September 30, 2014 and 2013, respectively.  The Manager believes that the allowance is sufficient given the estimated underlying collateral values of impaired loans. There is no precise method used by the Manager to predict delinquency rates or losses on specific loans.  The Manager has considered the number and amount of delinquent loans, loans subject to workout agreements and loans in bankruptcy in determining the allowance for loan losses, but there can be no absolute assurance that the allowance is sufficient.  Because any decision regarding allowance for loan losses reflects judgment about the probability of future events, there is an inherent risk that such judgments will prove incorrect.  In such event, actual losses may exceed (or be less than) the amount of any reserve.  To the extent that we experience losses greater than the amount of our reserves, we may incur a charge to earnings that will adversely affect operating results and the amount of any dividends paid.

Changes in the allowance for loan losses for the nine months ended September 30, 2014 and 2013 were as follows:

	September 30, 2014	September 30, 2013
Balance, beginning of period	$4,739,088	$24,417,897
Provision for (reversal of) loan losses	141,032	(7,376,344)
Charge-offs	—	(11,856,697)
Balance, end of period	$4,880,120	$5,184,856

As of September 30, 2014 and December 31, 2013, there was a general allowance for loan losses of $1,174,000 and $1,114,000, respectively, and a specific allowance for loan losses on three and two loans in the total amount of $3,706,120 and $3,625,088, respectively.

Real Estate Properties Held for Sale and Investment

As of September 30, 2014, we held title to twenty-nine properties that were acquired through foreclosure with a total carrying amount of approximately $155,944,000 (including properties held in one corporation and twelve limited liability companies), net of accumulated depreciation on real estate held for investment of $5,992,000. As of September 30, 2014, properties held for sale total $15,404,000 and properties held for investment total $140,540,000. When we acquire property by foreclosure, we typically earn less income on those properties than could be earned on loans and may not be able to sell the properties in a timely manner.

Real estate properties held for sale as of September 30, 2014 and December 31, 2013 consists of the following properties acquired through foreclosure:

	September 30, 2014	December 31, 2013
Retail complex, Greeley, Colorado (held within 720 University, LLC) – transferred from held for investment as of September 30, 2014	$11,534,319	$—
Undeveloped, industrial land, San Jose, California - transferred to held for investment as of June 30, 2014	—	1,958,400
Undeveloped, commercial land, Half Moon Bay, California	1,468,800	1,468,800
One improved residential lot, West Sacramento, California – transferred from held for investment as of September 30, 2014	58,560	—
Marina with 30 boat slips and 11 RV spaces, Oakley, California (held within The Last Resort and Marina, LLC)	236,500	408,000
Golf course, Auburn, California (held within Lone Star Golf, Inc.)	2,011,685	1,961,284
1/7th interest in single family home, Lincoln City, Oregon	93,647	93,647
	$15,403,511	$5,890,131

Real estate held for investment is comprised of the following properties as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Light industrial building, Paso Robles, California	$1,466,542	$1,489,120
Office buildings, Roseville, California	740,698	767,077
Undeveloped, industrial land, San Jose, California – transferred from held for sale as of June 30, 2014	1,958,400	—
Retail complex, Greeley, Colorado (held within 720 University, LLC) – transferred to held for sale as of September 30, 2014	—	11,697,485
Undeveloped, residential land, Madera County, California	726,580	726,580
Undeveloped, residential land, Marysville, California	403,200	403,200
Undeveloped land, Auburn, California (held within DarkHorse Golf Club, LLC)	103,198	103,198
75 improved, residential lots, Auburn, California (held within Baldwin Ranch Subdivision, LLC)	3,878,544	3,878,544
Storage facility/business, Stockton, California	3,871,858	3,943,780
Two improved residential lots, West Sacramento, California – one lot sold and one transferred to held for sale as of September 30, 2014	—	117,120
Undeveloped, residential land, Coolidge, Arizona	1,017,600	1,017,600
Office condominium complex (15 units), Roseville, California	3,715,657	3,810,020
Industrial building, Sunnyvale, California (held within Wolfe Central, LLC)	3,049,999	3,116,791
133 condominium units, Phoenix, Arizona (held within 54th Street Condos, LLC)	6,824,260	7,097,056
Medical office condominium complex, Gilbert, Arizona (held within AMFU, LLC)	4,743,494	4,771,234
61 condominium units, Lakewood, Washington (held within Phillips Road, LLC)	4,401,014	4,509,828
Commercial buildings, Sacramento, California	3,890,968	3,890,968
169 condominium units and 160 unit unoccupied apartment building, Miami, Florida (held within TOTB Miami, LLC)	33,820,494	33,017,315
12 condominium and 3 commercial units, Tacoma, Washington (held within Broadway & Commerce, LLC)	2,420,792	2,413,170
6 improved residential lots, Coeur D’Alene, Idaho	316,800	316,800
Unimproved, residential and commercial land, Gypsum, Colorado	5,813,434	5,814,418
Commercial land under development, South Lake Tahoe, California (held within Tahoe Stateline Venture, LLC)	51,855,000	34,495,674
Marina and yacht club with 179 boat slips, Isleton, California (held within Brannan Island, LLC)	2,035,036	2,028,855
Unimproved, residential and commercial land, Bethel Island, California (held within Sandmound Marina, LLC)	2,334,773	—
Marina with 52 boat slips and campground, Bethel Island, California (held within Sandmound Marina, LLC)	1,151,931	—
	$140,540,272	$129,425,833

Changes in real estate held for sale and investment during the nine months ended September 30, 2014 and 2013 were as follows:

	September 30, 2014	September 30, 2013
Balance, beginning of period	$135,315,964	$127,773,349
Real estate acquired through foreclosure, net of specific loan loss allowance	3,498,240	19,602,478
Investments in real estate properties	18,932,256	4,916,273
Sales of real estate properties	(60,427)	(17,988,406)
Impairment losses on real estate properties	(179,040)	—
Depreciation of properties held for investment	(1,563,210)	(1,866,767)
Balance, end of period	$155,943,783	$132,436,927

Fourteen of our twenty-nine properties do not currently generate revenue. Expenses from real estate properties (not including depreciation) have decreased from approximately $6,404,000 to $5,954,000 (7.0% decrease) for the nine months ended September 30, 2013 and 2014, respectively, and revenues associated with these properties have increased from approximately $8,408,000 to $8,937,000 (6.3% increase), thus generating net income from real estate properties of $2,983,000 during the nine months ended September 30, 2014 (compared to $2,005,000 for the same period in 2013).

During the quarter ended September 30, 2014, we transferred one retail property with a carrying value of approximately $11,534,000 and one residential lot with a carrying value of approximately $59,000 from “Held for investment” to “Held for sale” because the properties are now listed for sale and sales are expected within the next year.

During the nine months ended September 30, 2014, we transferred one parcel of land with a balance of approximately $1,958,000 from “Held for sale” to “Held for investment” because the property is no longer listed for sale and a sale is not likely within the next year.

During the three and nine months ended September 30, 2014, we recorded impairment losses of $124,000 and $179,000, respectively, on the marina property located in Oakley, California due to a decrease in the listing price of the property and a reduction in the fair market value recently estimated by management.

Sales Activity

During the quarter ended September 30, 2014, we sold one of the improved, residential lots located in West Sacramento, California for $175,000, resulting in a gain of approximately $105,000. The remaining lot was then transferred to “Held for sale” as it is now listed for sale and a sale is expected within the next year.

We recognized gains of approximately $2,626,000 during the nine months ended September 30, 2014 that had previously been deferred related to the sales of real estate properties in 2012 and 2013.  The gains on the sales of those properties were being accounted for under the installment method.

During the nine months ended September 30, 2013, we sold 45 residential and 2 commercial units located in Oakland, California and held within 1401 on Jackson, LLC via a land sales contract for $11,000,000 ($1,000,000 down with interest only payments of 4.5% interest due monthly with all remaining principal and interest due in one year), resulting in a gain of approximately $207,000 and deferred gain of approximately $2,073,000. The carry back loan was repaid by the borrower with partial payments in November 2013 and May 2014 resulting in the full recognition of the deferred gain as of September 30, 2014.

During the nine months ended September 30, 2013, we sold a retail complex located in Hilo, Hawaii for $1,950,000 with a $250,000 cash down payment and a $1,700,000 carryback note due in three years with monthly payments of interest only at a starting rate of 5% per annum, resulting in a gain of approximately $36,000 and deferred gain of approximately $246,000. The note called for principal pay downs of $125,000 each within 30 and 60 days of issuance of the title policy on the property (paid in July and August 2013).

During the nine months ended September 30, 2013, we sold the remaining parcel of land held within Dation, LLC for $300,000 with a $100,000 down payment and a $200,000 carryback note with interest only payments at 6% per annum due in one year, resulting in a gain of approximately $13,000 and deferred gain of approximately $25,000. The carryback loan was fully repaid by the borrower in May 2014 resulting in the full recognition of the deferred gain as of September 30, 2014.

During the nine months ended September 30, 2013, we sold four lots (one including a manufactured home) in the manufactured home subdivision development located in Ione, California for aggregate net sales proceeds of approximately $73,000 resulting in a net gain of approximately $30,000.

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

Foreclosure Activity

During the nine months ended September 30, 2014, Sandmound foreclosed on a first mortgage loan secured by unimproved land and a marina and campground located in Bethel Island, California with a principal balance of $2,960,000 and obtained the properties via the trustee’s sale. In addition, advances made on the loan or incurred as part of the foreclosure (such as legal fees and delinquent property taxes) in the total amount of approximately $282,000 were capitalized to the basis of the properties. The fair market values of the properties acquired were estimated to be higher than Sandmound’s recorded investment in the subject loan, and, thus, a gain on foreclosure in the amount of approximately $257,000 was recorded. The properties have been classified as held for investment as sales are not expected within one year.

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

Cash and Cash Equivalents

Cash and cash equivalents decreased from approximately $8,159,000 as of December 31, 2013 to $4,061,000 as of September 30, 2014 ($4,098,000 or 50.2% decrease) due primarily to continued construction costs on the retail project owned by TSV and investments in new loans totaling approximately $45,194,000, net of repayments of loans and net advances from the line of credit totaling approximately $41,711,000 during the nine month period. In addition, approximately $3,752,000 of cash was used for the payment of deferred financing costs, repayment of notes payable, purchase of treasury stock, payment of dividends and transfer to restricted cash during the period.

Interest and Other Receivables

Interest and other receivables increased from approximately $1,674,000 as of December 31, 2013 to $1,954,000 as of September 30, 2014 ($280,000 or 16.7% increase) due primarily to an increase in interest income receivable on loans as the balance of performing loans in the portfolio increased between December 31, 2013 and September 30, 2014 and increased advances related to impaired loans.

Deferred Financing Costs

Deferred financing costs increased from approximately $95,000 as of December 31, 2013 to $923,000 as of September 30, 2014 ($828,000 increase) due primarily to additional debt issuance costs paid or incurred related to our new lines of credit executed during 2014, for a new construction loan executed by TOTB North (wholly owned by TOTB Miami) to finance the renovation of the vacant apartment building in Miami, Florida and paid as deposits for two new potential loans securing our real estate assets in the aggregate amount of $975,000, net of amortization of deferred financing costs of approximately $147,000 during the period.

Dividends Payable

Dividends payable increased from approximately $180,000 as of December 31, 2013 to $538,000 as of
September 30, 2014 because the Board of Directors approved the payment of dividends on a quarterly basis rather than on a monthly basis in their January 2014 meeting. The Board of Directors declared a quarterly dividend on September 20, 2014 of $0.05 per share or approximately $538,000 that was paid on October 14, 2014 to stockholders of record at the close of business on September 30, 2014.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities increased from approximately $2,711,000 as of December 31, 2013 to approximately $3,351,000 as of September 30, 2014 ($640,000 or 23.6% increase) due primarily to increased payables related to the renovation activities on the property owned by TOTB North and accrued property taxes payable on our real estate properties as of September 30, 2014.

Deferred Gains

Deferred gains decreased from approximately $3,313,000 as of December 31, 2013 to approximately $687,000 as of September 30, 2014 ($2,626,000 or 79.3% decrease) due to partial and full principal repayments received on three carryback loans during the nine months ended September 30, 2014, resulting in the recognition of additional gain under the installment method of $2,626,000.

Lines of Credit Payable

Lines of credit payable increased from $0 as of December 31, 2013 to $20,853,000 as of September 30, 2014. We executed two new line of credit agreements with two banks during 2014 and began to borrow from the lines during the nine month period.

Notes Payable

Notes payable increased from $13,918,000 as of December 31, 2013 to $14,580,000 ($662,000 or 4.8% increase) due primarily to the new construction loan obtained by TOTB North (wholly owned by TOTB Miami) and advances from the loan totaling $993,000 to fund deferred financing and pre-construction costs. This increase was partially offset by a $200,000 partial principal repayment made on one of the TSV notes and $131,000 in amortization payments made on the 720 University note during the nine months ended September 30, 2014.

Noncontrolling Interests

Noncontrolling interests increased from approximately $6,352,000 as of December 31, 2013 to approximately $6,610,000 as of September 30, 2014 ($258,000 or 4.1% increase), due primarily to a contribution made by OFG to TOTB Miami to fund the deposit required pursuant to the new construction loan executed by TOTB North.

Non-GAAP Financial Measures

Funds from Operations

We utilize supplemental non-GAAP measures of operating performance, including funds from operations (“FFO”), an industry-wide standard measure of REIT operating performance. We believe FFO provides investors with additional information concerning our operating performance and a basis to compare our performance with that of other REITs. We determine FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts ("NAREIT"), as net income (loss) attributable to common stockholders (computed in accordance with GAAP), plus depreciation and amortization of real estate and other assets, amortization of deferred financing costs, impairments of real estate assets, provisions for loan losses and losses from sales of real estate, reduced by gains from sales of real estate and foreclosures of loans, accretion of discounts on loans and extraordinary items, and after adjustments for unconsolidated ventures.

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

The following table reconciles FFO to comparable GAAP financial measures:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Funds from Operations
Net income attributable to common stockholders	$783,823	$701,074	$4,355,270	$8,562,023
Adjustments:
Depreciation and amortization of real estate and other assets	549,189	539,532	1,642,922	1,941,887
Amortization of deferred financing costs	42,335	—	78,261	—
Depreciation allocated to non-controlling interests	(32,241)	(31,404)	(96,806)	(151,919)
Accretion of discount on loan to interest income	(36,600)	—	(85,403)	—
Provisions for impairment of real estate assets	123,500	—	179,040	—
Provision for (reversal of) loan losses	117,680	(419,860)	141,032	(7,376,344)
Gain on sales of real estate assets	(113,113)	(251,887)	(2,740,105)	(2,712,096)
Gain on foreclosure of loan	—	—	(257,020)	(952,357)
Adjustments for unconsolidated ventures	(43,686)	(38,946)	(42,357)	(38,572)
FFO attributable to common stockholders	$1,390,887	$498,509	$3,174,834	$(727,378)
Basic and diluted FFO per common share	$0.13	$0.04	$0.29	$(0.06)

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

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover probable incurred losses. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Loan losses deemed to be uncollectible are charged against the allowance for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses. As of September 30, 2014, management believes that the allowance for loan losses of approximately $4,880,000 is adequate in amount to cover probable incurred losses. Because of the number of variables involved, the magnitude of swings possible and management’s inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by management. As of September 30, 2014, ten loans totaling $28,817,000 were impaired. This includes seven past maturity loans totaling $17,000,000. After management’s evaluation of the loan portfolio, we recorded an increase in the allowance for loan losses of approximately $141,000 during the nine months ended September 30, 2014 (increase in specific loan loss allowance of $81,000 and increase in general allowance of $60,000).  Management believes that the specific allowance for loan losses is sufficient given the estimated fair values of the underlying collateral of impaired and past maturity loans.

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

We require liquidity to:

•	fund future loan investments;
•	to improve and maintain real estate properties;
•	to repay principal and interest on our borrowings;
•	to pay our expenses, including compensation to our Manager;
•	to pay U.S. federal, state, and local taxes of our TRSs; and
•	to distribute a minimum of 90% of our REIT taxable income and to make investments in a manner that enables us to maintain our qualification as a REIT.

We intend to meet these liquidity requirements primarily through the following:

•	the use of our cash and cash equivalent balances of $4,061,000 as of September 30, 2014;
•	cash generated from operating activities, including interest income from our loan portfolio and income generated from our real estate properties;
•	proceeds from the sales of real estate properties;
•	proceeds from our new revolving lines of credit;
•	proceeds from the new construction loan obtained by TOTB North;
•	proceeds from future borrowings, including potential temporary and/or permanent financing on the TSV property; and
•	proceeds from potential future offerings of our equity securities.

The following table summarizes our cash flow activity for the periods presented:

	Nine Months Ended September 30,
	2014	2013
Net cash provided by (used in) operating activities	$2,406,528	$(287,330)
Net cash (used in) provided by investing activities	(25,569,109)	12,521,904
Net cash provided by (used in) financing activities	19,064,522	(8,639,414)

During the nine months ended September 30, 2014, our cash and cash equivalents decreased approximately $4,098,000 primarily due to investments in new loans and capitalized costs related to construction on the retail portion of the land owned by TSV. Although cash has decreased, we now have two new lines of credit, which together may provide an additional $40,000,000 available to us if fully collateralized (of which $20,853,000 had been drawn as of September 30, 2014). These lines of credit will require us to potentially maintain up to $7,000,000 of restricted cash with the applicable banks, which is approximately $2,500,000 more than our current restricted cash balance.

Operating Activities

Cash flows from operating activities are primarily rental and other income from real estate properties, net of real estate expenses, and interest received from our investments in loans, partially offset by payment of operating expenses. For the nine months ended September 30, 2014, cash flows from operating activities increased $2,694,000, compared to the nine months ended September 30, 2013. The increase reflects increased cash flow from rental properties as a result of increased occupancy and rental rates and increased interest income collected on loans during the period.

Investing Activities

Net cash provided by investing activities for both periods presented reflect our investing activity. For the nine months ended September 30, 2014, cash flows from investing activities decreased $38,091,000. Approximately $25,569,000 was used in investing activities during the period as $46,679,000 was used for investments in loans, improvements to real estate properties and transfers to restricted cash, which was partially offset by approximately $21,117,000 received from the payoff of loans, proceeds from the sale of a real estate property and distribution from an equity method investment during the period.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2014 reflects net advances on our new lines of credit from CB&T and Opus Bank of $20,853,000 (advances net of repayments), $372,000 in advances from the new TOTB North construction loan and a $113,000 contribution from noncontrolling interest, net of dividends paid to stockholders of approximately $1,256,000, purchase of treasury stock pursuant to the Repurchase Program of $325,000, payment of deferred financing costs of $355,000 and repayments of notes payable of $331,000.

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

Company Debt

Notes Payable

720 University, LLC Note Payable

We have a note payable with a bank through our investment in 720 University, LLC with a balance of $9,787,000 and $9,918,000 as of September 30, 2014 and December 31, 2013, respectively. The note requires amortized monthly payments of $56,816 at a fixed rate of 5.07% per annum with the balance of unpaid principal due on March 1, 2015. We anticipate that this note will be repaid through refinancing prior to the sale of the property during 2015.

Tahoe Stateline Venture, LLC Notes Payable

We also have three notes payable in the aggregate amount of $3,800,000 and $4,000,000 as of September 30, 2014 and December 31, 2013 related to the foreclosure or purchase of nine parcels by TSV in 2013 and 2012. Two of the notes with principal balances totaling $3,300,000 as of September 30, 2014 require semi-annual interest-only payments of 5% per annum and are due in December 2016 and one note with a principal balance of $500,000 at September 30, 2014 requires quarterly interest-only payments of 5% per annum and is due in August 2017. We anticipate that the notes will be repaid from the proceeds of the eventual sale of the property currently under development, from line of credit advances or from cash reserves.

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

The balance of the loan was $993,000 as of September 30, 2014. All outstanding borrowings under the Loan will bear interest equal to the floating daily Three Month LIBOR rate of interest plus four percent (4.0%) per annum (the “Note Rate”), but in no event will the Note Rate be lower than the floor rate of four and one-half percent (4.5%) per annum. The Note Rate as of September 30, 2014 was 4.5% per annum.  Upon a default under the Loan documents the Note Rate increases by an additional eight percent (8.00%) per annum. Interest only payments are payable monthly, in arrears, on the first business day of each month (the “Payment Date”), until the “Amortization Commencement Date” which is the earlier to occur of (i) December 12, 2015 or (ii) the first Payment Date occurring after the Project is completed and the Property achieves a DSCR of greater than 1.25:1.

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

The Loan documents contain affirmative, negative and financial covenants of the Borrower and the Guarantors which are customary for loans of this type, including, among others, a requirement that the Company in its capacity as a Guarantor maintain: (i) a minimum of $5,000,000 in unencumbered cash balances and (ii) a minimum Net Worth of $35,000,000. The Borrower is obligated to pay customary closing fees, disbursements and expenses, including an origination fee to the Ozarks, which totaled $620,000 as of September 30, 2014.

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

Borrowings under the CB&T Credit Facility mature on February 5, 2016.  Such borrowings will bear interest payable monthly, in arrears, on the first business day of each month, at the prime rate of interest established by CB&T from time-to-time plus one quarter percent (.25%) per annum (3.5% at September 30, 2014). Upon a default under the CB&T Credit Facility such interest rate increases by 2.00%.  The CB&T Credit Facility required the payment of an origination fee of $100,000 and other issuance costs and is subject to certain ongoing administrative fees and expenses. As of September 30, 2014, total amount available to borrow under the CB&T Credit Facility was $17,355,000 and the balance outstanding was $17,355,000 (leaving $0 available). As of the date of this filing, the balance outstanding is $17,355,000 and there is no additional amount available to borrow.

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

Advances under the Opus Credit Facility may be made by Opus until April 1, 2016.  All borrowings under the Opus Credit Facility bear interest payable monthly, in arrears, on the first business day of each month, as follows: (i) continuing through October 1, 2014 the rate of interest will be 4.5%; (ii) commencing October 1, 2014, and on each successive six month anniversary during the term (the “Rate Change Date”), the rate of interest will be reset to the Six Month LIBOR rate of interest (currently .33%) as reported on such Rate Change Date plus four percent (4.0%) per annum but in no event will the interest rate be lower than 4.5% per annum. Upon a default under the Opus Credit Facility such interest rate increases by an additional 5.00%. Commencing on May 1, 2016, in addition to the required interest payments, we are also required to make mandatory monthly principal payments and all amounts under the Opus Credit Facility are to be repaid not later than April 1, 2017. As of September 30, 2014, the total amount available to borrow under the Opus Credit Facility was $11,511,000 and the balance outstanding was $3,498,000 (leaving $8,013,000 available). As of the date of this filing, the total amount available to borrow is approximately $5,648,000 and the balance outstanding is approximately $5,863,000.

Potential Future Debt

We are in the process of securing temporary or permanent financing for the retail development in TSV. We are also in the process of securing financing on the 169 renovated condominium units in TOTB.

Commitments and Contingencies

As of September 30, 2014, we have commitments to advance additional funds to borrowers of construction, rehabilitation and other loans (including interest reserves) in the total amount of approximately $3,058,000.

We have an obligation to pay all required costs to remediate and monitor contamination of the real properties owned by 1850 De La Cruz, LLC (“1850”). As part of the Operating Agreement executed by the Company and its joint venture partner in 1850, Nanook, we have indemnified Nanook against all obligations related to the expected costs to monitor and remediate the contamination. In 2008, we accrued an amount that a third party consultant had estimated will need to be paid to monitor and remediate the site. The majority of clean-up activities were completed during 2012 as part of the tenant’s construction of a new building on the site. Thus, approximately $460,000 was paid by the Company from the previously established liability, and an additional $100,000 was accrued during the year ended December 31, 2012 as a result of an updated estimate of future costs to be incurred. If additional amounts are required, it will be an obligation of the Company. As of September 30, 2014 and December 31, 2013, approximately $61,000 and $63,000, respectively, of this obligation remains accrued on our books. All costs for this remediation will be paid from cash reserves.

During the course of due diligence performed by a potential buyer of TOTB Miami in 2012, a low level of arsenic was found in the ground water of a monitoring well located on the property owned by TOTB Miami. While the level of arsenic exceeds the minimum level acceptable for drinking water standards, the water under this property is subject to tidal influence and is not used for domestic consumption.  TOTB Miami has retained an environmental consultant to perform additional testing and analysis with the goal of petitioning the appropriate governmental agency to issue a no further action letter for this property due to the low level of contamination and the low quality of the ground water under the property.  At this time, the costs of any potential remediation and/or monitoring are unknown and cannot be estimated.  As of September 30, 2014 and December 31, 2013, approximately $78,000 and $65,000, respectively, had been accrued and/or paid for testing and analysis.

We have entered into various contracts related to the construction of the retail portion of the land owned by TSV. The aggregate amount of these contracts as of the date of this filing is approximately $20,043,000, of which approximately $18,144,000 was incurred as of September 30, 2014. All costs for this project will be paid from cash reserves, from the recently obtained lines of credit and/or financing to be obtained in the future. It is possible that additional change orders will be submitted and construction costs may be higher than expected.

We have also entered into contracts for the initial demolition and concrete remediation, design, architectural and engineering services related to the renovation of the vacant apartment building owned by TOTB North in the aggregate amount of approximately $2,577,000 of which approximately $1,079,000 has been incurred to September 30, 2014 in addition to other capitalized costs related to the construction project of $375,000 (total of $1,454,000). All costs for this project will be paid from cash reserves or the recently obtained construction loan.

Contingency Reserves

We are required to maintain cash, cash equivalents and marketable securities as contingency reserves in an aggregate amount of at least 1.50% of Capital (as defined in our charter). Although the Manager believes the contingency reserves are adequate, it could become necessary for us to sell or otherwise liquidate certain of our investments or other assets to cover such contingencies on terms which might not be favorable to us. The contingency reserves held in cash and cash equivalents were approximately $3,896,000 and $3,895,000 as of September 30, 2014 and December 31, 2013, respectively.

Item 4. Controls and Procedures

Management of the Company carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the fiscal quarter ended September 30, 2014. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2014, which is the end of the period covered by this quarterly report on Form 10-Q,  the Company’s disclosure controls and procedures are effective.

There have been no changes in the Company’s internal control over financial reporting in the fiscal quarter ending September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 9, 2013, the Board of Directors authorized the Repurchase Plan which permitted the Company to repurchase up to the lesser of $7 million of its common stock or five percent of the shares of common stock outstanding as of that date.  As of September 30, 2014 and December 31, 2013, the Company had repurchased 430,118 and 403,910 shares of its common stock, respectively, for a total cost of approximately $5,349,000 and $5,024,000 (including commissions) and an average cost of $12.44 per share. No further repurchases were made under the Repurchase Plan which expired on May 19, 2014.

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

OWENS REALTY MORTGAGE, INC.

Dated: November 13, 2014	By:	/s/ William C. Owens
William C. Owens, Chief Executive Officer and President
(Principal Executive Officer)
Dated: November 13, 2014	By:	/s/ Bryan H. Draper
Bryan H. Draper, Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)