Form 10-K
period 2014-12-31
Owens Realty Mortgage, Inc.
filed 2015-03-16
CIK 1556364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
-------------------------------------

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

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

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ] No [X]

The aggregate market value of voting and non-voting equity held by non-affiliates of the registrant was approximately $204,561,000 on the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2014, based on the closing sales price of $19.45 on that date for shares of the registrant’s common stock as reported by the NYSE MKT. For this computation, the registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the registrant and certain other stockholders; such an exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.

As of March 9, 2014, there were approximately 10,768,000 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for the 2015 Annual Meeting of Stockholders to be filed within 120 days after  the registrants Fiscal Year ended December 31, 2014, are incorporated by reference into certain sections of Part III of this Annual Report on Form 10-K.

TABLE OF CONTENTS

PART I

PART II

PART III

PART IV

Item 15.	Exhibits and Consolidated Financial Statement Schedules	66

Consolidated Financial Statements and Supplementary Information	F-1

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

The Company was incorporated in Maryland on August 9, 2012. Effective May 20, 2013, OMIF, a California Limited Partnership formed in 1984 merged with and into the Company, with the Company as the surviving corporation (the “Merger”), and the Company commenced conducting all of the business conducted by OMIF at the effective time of the Merger.  The Merger was conducted to reorganize our business operations so that, among other things, we could elect to qualify as a real estate investment trust (a “REIT”) for federal income tax purposes. As a qualified REIT we are generally not subject to federal income tax on that portion of our REIT taxable income that is distributed to our stockholders, provided that at least 90% of taxable income is distributed and provided that certain other requirements are met. Certain of our assets that produce non-qualifying income are held in taxable REIT subsidiaries. Unlike other subsidiaries of a REIT, the income of a taxable REIT subsidiary is subject to federal and state income taxes.

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

The following table shows the total Company stockholders’ equity, loans, real estate properties and net income (loss) attributable to the Company as of and for the years ended December 31, 2014, 2013, 2012, 2011 and 2010:

	ORM Stockholders’ Equity	Loans	Real Estate Properties	Net Income (Loss)
2014……………………….	$184,571,858	$68,033,511	$163,016,805	$7,929,629
2013……………………….	$179,874,410	$58,796,293	$135,315,964	$8,732,897
2012……………………….	$179,459,931	$70,262,262	$127,773,349	$(1,679,820)
2011……………………….	$181,045,959	$69,421,876	$145,591,660	$(24,744,255)
2010……………………….	$219,101,364	$157,665,495	$97,066,199	$(22,837,520)

As of December 31, 2014, we held investments in 34 loans, secured by liens on title and leasehold interests in real property. Seventy-eight percent (78%) of the loans are located in Northern California. The remaining 22% are located in Southern California, Arizona, Hawaii, Oregon and Washington.

The following table sets forth the types and maturities of loans held by us as of December 31, 2014:

TYPES AND MATURITIES OF LOANS
(As of December 31, 2014)

	Number of Loans	Amount	Percent

Senior loans	33	$65,533,511	96.33%
Junior loans*	1	2,500,000	3.67%
	34	$68,033,511	100.00%
* The junior loans in our portfolio at December 31, 2014 are junior to existing senior loans held by us and are secured by the same collateral.

Maturing on or before December 31, 2014	3	$9,476,081	13.93%
Maturing on or between January 1, 2015 and December 31, 2016	22	39,167,007	57.57%
Maturing on or between January 1, 2017 and March 1, 2028	9	19,390,423	28.50%
	34	$68,033,511	100.00%

Commercial	25	$52,531,537	77.21%
Residential	7	13,491,906	19.83%
Land	2	2,010,068	2.96%
	34	$68,033,511	100.00%

We have established an allowance for loan losses of approximately $2,869,000 as of December 31, 2014. The above amounts reflect the gross amounts of our loans without regard to such allowance.

The average loan balance of the loan portfolio is $2,001,000 as of December 31, 2014. Of such investments, 6.3% earn a variable rate of interest and 93.7% earn a fixed rate of interest. All were negotiated according to our investment standards.

We have other assets in addition to loans, comprised principally of the following, as of December 31, 2014:

•	$7,662,000 in cash and cash equivalents and restricted cash required to transact our business and/or in conjunction with contingency and escrow reserve requirements;

•	$163,017,000 in real estate held for sale and investment;

•	$2,143,000 in investment in limited liability company;

•	$1,482,000 in interest and other receivables;

•	$1,318,000 in deferred financing costs, net; and

•	$1,138,000 in other assets.

Delinquencies

Management does not regularly examine the existing loan portfolio to see if acceptable loan-to-value ratios are being maintained because the majority of loans in our portfolio mature in a period of only 1-2 years. Management performs an internal review on a loan secured by property in the following circumstances:

•	payments on the loan become delinquent;

•	the loan is past maturity;

•	it learns of physical changes to the property securing the loan or to the area in which the property is located; or

•	it learns of changes to the economic condition of the borrower or of leasing activity of the property securing the loan.

A review normally includes conducting a physical evaluation of the property securing the loan and the area in which the property is located, and obtaining information regarding the property’s occupancy. In some circumstances, management may determine that a more extensive review is warranted, and may obtain an updated appraisal, updated financial information on the borrower or other information. As of December 31, 2014, we obtained updated appraisals on certain of the properties securing our trust deed investments and certain of our wholly- and majority- owned real estate properties.

As of December 31, 2014 and 2013, we had six and ten loans, respectively, that were impaired totaling approximately $22,316,000 and $31,738,000, respectively. This included two and five matured loans totaling $8,614,000 and $16,908,000, respectively. In addition, one and three loan(s) totaling approximately $862,000 and $1,290,000 were past maturity but less than 90 days delinquent in monthly payments as of December 31, 2014 and 2013, respectively (combined total of impaired and past maturity loans of $23,178,000 and $33,028,000, respectively). Of the impaired and past maturity loans, approximately $0 and $6,981,000, respectively, were in the process of foreclosure and none involved borrowers who were in bankruptcy as of December 31, 2014 and 2013. We foreclosed on three and six loans during the years ended December 31, 2014 and 2013, respectively, with aggregate principal balances totaling $7,671,000 and $26,187,000, respectively, and obtained the properties via the trustee’s sales.

During the year ended December 31, 2014, the terms of one impaired loan were modified as a troubled debt restructuring. The loan was rewritten as the borrower had paid the principal balance down partially from sale proceeds. The maturity date was extended by six months to April 2015. All other terms of the loan remained the same. Management believes that no specific loan loss allowance is needed on this modified loan given the estimated underlying collateral value.

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

Of the $31,738,000 in loans that were impaired as of December 31, 2013, $22,316,000 remained impaired as of December 31, 2014, $6,981,000 of such loans were foreclosed on and became real estate owned by the Company during 2014, and $2,441,000 were paid off by the borrowers.

Following is a table representing our delinquency/impairment experience and foreclosures as of and during the years ended December 31, 2014, 2013, 2012, 2011 and 2010:

	2014	2013	2012	2011	2010
Delinquent/Impaired Loans	$22,316,000	$31,738,000	$49,252,000	$52,327,000	$121,565,000
Loans Foreclosed	$7,671,000	$26,187,000	$2,000,000	$61,438,000	$36,174,000
Total Loans	$68,034,000	$58,796,000	$70,262,000	$69,422,000	$157,665,000
Percent of Delinquent Loans to Total Loans	32.80%	53.98%	70.10%	75.38%	77.10%

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

Compensation and Reimbursement from the Company

Management Fees

Management fees are paid by the Company to the Manager monthly and cannot exceed 2.75% annually of the average unpaid balance of our loans at the end of each of the 12 months in the calendar year. Since this fee is paid monthly, it could exceed 2.75% in one or more months, but the total fee in any one year is limited to a maximum of 2.75%, and any amount paid above this must be repaid by the Manager to the Company. The Manager is entitled to receive a management fee on all loans, including those that are delinquent. The Manager believes this is justified by the added effort associated with such loans. In certain past years, the Manager has chosen not to take the maximum allowable compensation; however, due to reduced levels of loans held by the Company in recent years, the Manager has elected to take close to the maximum compensation that it is able to take and will likely continue to take the maximum compensation for the foreseeable future.

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

Late Payment Charges

The Manager is entitled to receive all late payment charges paid by borrowers on delinquent loans held by the Company (including additional interest and late payment fees).  The late payment charges are paid by borrowers and collected by the Company with regular monthly loan payments or at the time of loan payoff.  These are recorded as a liability (Due to Manager) when collected and are not recognized as an expense of the Company. Generally, on the majority of our loans, the late payment fee charged to the borrower for late payments is 10% of the payment amount. In addition, on the majority of our loans, the additional interest charge required to be paid by borrowers once a loan is past maturity is in the range of 3%-5% (paid in addition to the pre-default interest rate).

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

Investment in Real Estate Loans

Our acquisition and investment policies are to invest at least 86.5% of our capital in real estate loans and activities related thereto.  Due to the declining economy and reductions in real estate values prior to 2013, we have experienced increased foreclosures which have resulted in our ownership of significantly more real estate than in the past. Therefore, while we initially adhered to our policies of investing at least 86.5% of our capital in real estate loans, economic conditions beyond our control have resulted in less than 86.5% of our capital being accounted for as investments in real estate loans. As of December 31, 2014, approximately 27% of our assets were classified as investments in real estate loans (net of allowance for loan losses).  Additionally, we must maintain a contingency reserve in an aggregate amount of at least 1.5% of our capital.

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

Types of Loans

We invest in first, second, and third mortgage and deed of trust loans, wraparound and participating mortgage and deed of trust loans, construction mortgage and deed of trust loans on real property, and loans on leasehold interest mortgages and deeds of trust. We do not ordinarily make or invest in mortgage and deed of trust loans with a maturity of more than 15 years, and most loans have terms of one to three years. Virtually all loans provide for monthly payments of interest and some also provide for principal amortization. Most of our loans provide for payments of interest only and a payment of principal in full at the end of the loan term. OFG does not originate loans with negative amortization provisions. We do not have any policies directing the portion of our assets that may be invested in construction or rehabilitation loans, loans secured by leasehold interests and second, third and wrap-around mortgage and deed of trust loans. However, OFG recognizes that these types of loans are riskier than first deeds of trust on income-producing, fee simple properties and will seek to minimize the amount of these types of loans in our portfolio. Additionally, OFG will consider that these loans are riskier when determining the rate of interest on the loans.

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

Construction and Rehabilitation Loans

Construction and rehabilitation loans are loans made for both original development and renovation of property. Construction and rehabilitation loans invested in by us are generally secured by first deeds of trust on real property for terms of six months to two years. In addition, if the secured property is being developed, the amount of such loans generally will not exceed 75% of the post-development appraised value. We will not usually disburse funds on a construction or rehabilitation loan until work in the previous phase of the project has been completed, and an independent inspector has verified completion of work to be paid for. In addition, we require the submission of signed labor and material lien releases by the contractor in connection with each completed phase of the project prior to making any periodic disbursements of loan proceeds. As of December 31, 2014, our loan portfolio contains eleven construction/rehabilitation loans with aggregate principal balances totaling $15,288,000.

Leasehold Interest Loans

Loans on leasehold interests are secured by an assignment of the borrower’s leasehold interest in the particular real property. Such loans are generally for terms of from six months to 15 years. Leasehold interest loans generally do not exceed 75% of the value of the leasehold interest at origination. The leasehold interest loans are either amortized over a period that is shorter than the lease term or have a maturity date prior to the date the lease terminates. These loans permit OFG to cure any default under the lease. As of December 31, 2014, our loan portfolio does not contain any leasehold interest loans.

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

Balloon Payment

As of December 31, 2014, 99.6% of our loans provided for a “balloon payment” on the principal amount due upon maturity of the loan (including both interest only and amortizing loans with a balloon payment). As of December 31, 2014, one loan (0.4% of total loans) was a fully amortizing loan with a principal balance of approximately $254,000 and a remaining term of 158 months. There are no specific criteria used in evaluating the credit quality of borrowers for loans requiring balloon payments. Furthermore, a substantial period of time may elapse between the review of the financial statements of the borrower and the date when the balloon payment is due. As a result, there is no assurance that a borrower will have sufficient resources to make a balloon payment when due. To the extent that a borrower has an obligation to pay the  loan principal in a large lump sum payment, its ability to repay the loan may be dependent upon its ability to sell the property, obtain suitable refinancing or otherwise raise a substantial amount of cash. As a result, these loans can involve a higher risk of default than amortizing loans (where principal is paid at the same time as the interest payments).

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

Fixed Rate Loans

Approximately 93.7% ($63,718,000) and 82.5% ($48,526,000) of our loans as of December 31, 2014 and 2013, respectively, bear interest at a fixed rate. The weighted average interest rate of such loans as of December 31, 2014 and 2013 was approximately 8.7% and 8.9%, respectively.

Variable Rate Loans

Approximately 6.3% ($4,315,000) and 17.5% ($10,270,000) of our loans as of December 31, 2014 and 2013, respectively, bear interest at a variable rate. Variable rate loans may use indices such as the one, five and ten year Treasury Constant Maturity Index, the Prime Rate Index or the Monthly Weighted Average Cost of Funds Index for Eleventh District Savings Institutions (Federal Home Loan Bank Board). OFG may negotiate spreads over these indices of from 2.0% to 6.5%, depending upon market conditions at the time the loan is made.

The following is a summary of the various indices described above as of December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013

One-year Treasury Constant Maturity Index	0.25%	0.13%

Five-year Treasury Constant Maturity Index	1.65%	1.75%

Ten-year Treasury Constant Maturity Index	2.17%	3.04%

Prime Rate Index	3.25%	3.25%

Monthly Weighted Average Cost of Funds for Eleventh District Savings Institutions	0.69%	0.78%

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

Distribution of Company Information

Our Internet address is www.owensmortgage.com.  We use our web site as a routine channel for distribution of important information, including news releases, U.S. Securities and Exchange Commission (SEC) filings, and certain other financial information. We post filings on our web site as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC, including our annual and quarterly reports on Forms 10-K and 10-Q and current reports on Form 8-K; our proxy statements; and any amendments to those reports or statements. All such postings and filings are available on our web site free of charge. The SEC’s web site, www.sec.gov, contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We also make available our code of business conduct and ethics, corporate governance guidelines, committee charters, certain Company presentations and fact sheets, and press releases. The content on any web site referred to in this Annual Report on Form 10-K is not incorporated by reference in this Annual Report unless expressly noted.

Our Investor Relations Department can be contacted at 2221 Olympic Blvd., Walnut Creek, CA 94595, Attn: Investor Relations, or by email at investors@owensmortgage.com.

Item 1A. RISK FACTORS

You should consider carefully the risks described below, together with the other information contained in this Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes. If any of the identified risks actually occurs, or is adversely resolved, our consolidated financial statements could be materially adversely impacted in a particular fiscal quarter or year and our business, financial condition and results of operations may suffer materially. As a result, the trading price of our Common Stock and your investment in the Company may suffer.

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

We depend on key personnel of our Manager with long standing business relationships, the loss of whom could threaten our ability to operate our business successfully.

Our future success depends, to a significant extent, upon the continued services of OFG as our manager and OFG’s officers and employees. The loss of services of one or more members of OFG’s management team could harm our business and prospects, including the services of William C. Owens (Chief Executive Officer), Bryan H. Draper (Chief Financial Officer), William E. Dutra (Executive Vice President), Daniel J. Worley (Senior Vice President), Brian M. Haines (Senior Vice President), and Melina A. Platt (Controller), each of whom would likely be difficult to replace because of their extensive experience in the field, extensive market contacts and familiarity with our business. None of these individuals is subject to an employment, non-competition or confidentiality agreement with us or OFG, and we do not maintain “key man” life insurance policies on any of them. Our future success also depends in large part upon OFG’s ability to hire and retain additional highly skilled managerial and operational personnel. OFG may require additional operations people who are experienced in obtaining, processing, making and brokering loans and who also have contacts in the relevant markets. If OFG were unable to attract and retain key personnel, the ability of OFG to make prudent investment decisions on our behalf may be impaired.

Our management has very limited experience operating a REIT, and we cannot assure you that our management’s past experience will be sufficient to successfully manage our business as a REIT. If we fail to comply with REIT requirements, we would incur U.S. federal income taxes at the corporate level, which would reduce our distributions to you.

We have a very short operating history as a REIT, and our management has very limited experience in complying with the income, asset and other limitations imposed by the REIT provisions of the Internal Revenue Code of 1986, as amended (the “Code”). These provisions are complex, and the failure to comply with these provisions in a timely manner could prevent us from qualifying as a REIT or could force us to pay unexpected taxes and penalties. In such event, our net income would be reduced and we would have less funds available for distribution to you.

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

Loan defaults, delinquencies and foreclosures will decrease our revenues and net income and your distributions.

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

As of December 31, 2014, our portfolio had approximately $22,316,000 in impaired loans, which included approximately $10,728,000 of non-performing loans in non-accrual status. In addition, our investment in loans that were past maturity (delinquent in principal) but less than 90 days delinquent in monthly payments was approximately $862,000 as of December 31, 2014 (combined total of delinquent and/or impaired loans of $23,178,000 compared to $33,028,000 as of December 31, 2013). We also had approximately $51,320,000 of non-income producing real estate held for sale or investment for a total of $62,048,000 in non-performing assets, which represented approximately 34% of our total capital as of December 31, 2014.

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

Loan repayments are less likely in a volatile market environment.

In a market in which liquidity is essential to our business, loan repayments have been a significant source of liquidity for us. However, many financial institutions have curtailed new lending activity and real estate owners are having difficulty refinancing their loans at maturity. If borrowers are not able to refinance our loans at their maturity, the loans could go into default and the liquidity that we would receive from such repayments will not be available. Furthermore, without a properly functioning commercial real estate finance market, borrowers that are performing on their loans may be forced to extend such loans if allowed, which will further delay our ability to access liquidity through repayments.

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

•	maintaining occupancy of the properties;
•	controlling operating expenses;
•	coping with general and local market conditions;
•	complying with changes in laws and regulations pertaining to taxes, use, zoning and environmental protection;
• •	possible liability for injury to persons and property; and possible liability for environmental remediation.

During the years ended December 31, 2014 and 2013, we recorded impairment losses on one and two of our real estate properties held for sale and investment in the aggregate amount of approximately $179,000 and $666,000, respectively.

Development on properties we acquire creates risks of ownership we do not have as a lender.

When we acquire property by foreclosure or otherwise as a lender, we may develop the property, either singly or in combination with other persons or entities. This could be done in the form of a joint venture, limited liability company or partnership, with OFG and/or unrelated third parties. This development can create the following risks:

•	Reliance upon the skill and financial stability of third party developers and contractors;

•	Inability to obtain governmental permits;
•	Delays in construction of improvements;
•	Increased costs during development and the need to obtain additional financing to pay for the development; and
•	Economic and other factors affecting sale or leasing of developed property.

Larger loans result in less diversity and may increase risk.

As of December 31, 2014, we were invested in a total of 34 loans, with an aggregate book value of approximately $68,034,000. The average book value of those loans was approximately $2,001,000, and the median book value was $1,138,000. Nine of such loans had a book value each of 3% or more of the aggregate book value of all loans, and the largest loan relationship had a total book value of 17% of all loans.

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

Northern California real estate secured approximately 78% of the total loans held by us as of December 31, 2014. Northern California consists of Monterey, Kings, Fresno, Tulare and Inyo counties and all counties north of those. In addition, 13%, 3%, 2%, 2% and 2% of total loans were secured by Arizona, Washington, Southern California, Hawaii and Oregon real estate, respectively. These concentrations may increase the risk of delinquencies on our loans when the real estate or economic conditions of one or more of those areas are weaker than elsewhere, for reasons such as:

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

Our loan portfolio contains eleven construction or rehabilitation loans with principal balances aggregating $15,288,000 as of December 31, 2014 (including two fully funded loans in the aggregate amount of $3,535,000) and we have commitments to fund an additional $5,935,000 on such loans in the future (including interest reserves on these and other loans) as of December 31, 2014. We may make additional construction and rehabilitation loan commitments in the future. Construction and rehabilitation loans may be riskier than loans secured by properties with an operating history, because:

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

Although our loan portfolio does not contain any loans secured by leasehold interests as of December 31, 2014, we have made such loans in the past, and we may resume leasehold-secured lending in the future. Loans secured by leasehold interests are riskier than loans secured by real property because the loan is subordinate to the lease between the property owner (lessor) and the borrower, and our rights in the event the borrower defaults are limited to stepping into the position of the borrower under the lease, subject to its requirements of rents and other obligations and period of the lease.

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

As of December 31, 2014, our loan portfolio contained 4% in second mortgage and deed of trust loans and 0% in third mortgage and deed of trust loans. The second deed of trust loan in our portfolio as of December 31, 2014 is junior to an existing first deed of trust held by us and is secured by the same collateral. As of December 31, 2014, we were not invested in any wraparound mortgage or deed of trust loans.

We typically make “balloon payment” loans, which are riskier than loans with payments of principal over an extended period of time.

The loans we invest in or purchase generally require the borrower to make a “balloon payment” on the principal amount upon maturity of the loan. A balloon payment is a large principal balance that is payable after a period of time during which the borrower has repaid none or only a small portion of the principal balance. As of December 31, 2014, 99.6% of our loans required balloon payments at the end of their terms. Loans with balloon payments are riskier than loans with even payments of principal over an extended time period like 15 or 30 years because the borrower’s repayment depends on its ability to sell the property profitably, obtain suitable refinancing or otherwise raise a substantial amount of cash when the loan comes due. There are no specific criteria used in evaluating the credit quality of borrowers for loans requiring balloon payments. Furthermore, a substantial period of time may elapse between the review of the financial statements of the borrower and the date when the balloon payment is due. As a result, there is no assurance that a borrower will have sufficient resources to make a balloon payment when due.

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

We may be unable to invest capital into new loans on acceptable terms or at all, which would adversely affect our operating results.

We may not be able to identify loan opportunities that meet our investment criteria, and we may not be successful in closing the loans we identify, which would adversely affect our results of operations.

Some losses that might occur to borrowers may not be insured and may result in defaults.

Our loans require that borrowers carry adequate hazard insurance for our benefit. Some events, however, are uninsurable, or insurance coverage for them is economically not practicable. Losses from earthquakes, floods or mudslides, for example, which occur in California, may be uninsured and cause losses to us on entire loans. Since December 31, 2014, no such loan loss has occurred.

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

The impact of any future terrorist attacks exposes us to certain risks.

Any future terrorist attacks, the anticipation of any such attacks, and the consequences of any military or other response by the United States and its allies may have an adverse impact on the U.S. financial markets and the economy in general. We cannot predict the severity of the effect that any such future events would have on the U.S. financial markets, including the real estate capital markets, the economy or our business. Any future terrorist attacks could adversely affect the credit quality of some of our loans and investments. Some of our loans and investments will be more susceptible to such adverse effects than others. We may suffer losses as a result of the adverse impact of any future terrorist attacks, and these losses may adversely impact our results of operations.

In 2014, we entered into new Credit Facilities and other borrowing arrangements. Additional borrowings by us will increase your risk and may reduce the amount we have available to distribute to you.

In 2014, we entered into five credit agreements with four different lenders, which agreements provide us with two revolving lines of credit and three term loans (the “Credit Facilities”).

We may borrow funds under the Credit Facilities or from additional sources to expand our capacity to invest in real estate loans, make improvements to our real estate assets, or for other business purposes. Such borrowings will require us to carefully manage our cost of funds. No assurance can be given that we will be successful in this effort. Should we be unable to repay the indebtedness and make the interest payments on the Credit Facilities or any other loans, the lenders will likely declare us in default and require that we repay all amounts owing under the applicable loan facility. Even if we are repaying the indebtedness in a timely manner, interest payments owing on the borrowed funds may reduce our income and the distributions you receive.

We may borrow funds from several sources in addition to the Credit Facilities, and the terms of any indebtedness we incur may vary. However, some lenders may require as a condition of making a loan to us that the lender will receive a priority on loan repayments received by us. As a result, if we do not collect 100% on our investments, the first dollars may go to our lenders and we may incur a loss which will result in a decrease of the amount available for distribution to you. In addition, we may enter into securitization arrangements in order to raise additional funds. Such arrangements could increase our leverage and adversely affect our cash flow and our ability to make distributions to you.

If the market value of the collateral pledged by us to a funding source declines, our financial condition could deteriorate rapidly.

The loans and real estate assets that we pledge as collateral could have a rapid decrease in market value. If the value of the collateral we pledge were to decline, we may be required by the lending institution we borrow from to provide additional collateral or pay down a portion of the funds advanced. We may not have the funds available to pay down such debt, which could result in defaults. Providing additional collateral, if available, to support these potential credit facilities would reduce our liquidity and limit our ability to leverage our assets. In the event we do not have sufficient liquidity to meet such requirements, lending institutions can accelerate the indebtedness, increase interest rates and terminate our ability to borrow. Furthermore, facility providers may require us to maintain a certain amount of uninvested cash or set aside unlevered assets to maintain a specified liquidity position which would allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on assets. In the event that we are unable to meet these collateral obligations, our financial condition could deteriorate rapidly.

We may utilize a significant amount of additional debt to finance our operations, which may compound losses and reduce cash available for distributions to you.

We may further leverage our portfolio through the use of securitizations, additional bank credit facilities, repurchase agreements, and other borrowings. The leverage we may deploy will vary depending on our availability of funds, ability to obtain credit facilities, the loan-to-value and debt service coverage ratios of our assets, the yield on our assets and our financial performance. Substantially all of our assets are pledged as collateral for our borrowings. Our return on our investments and cash available for distribution to our stockholders may be reduced to the extent that changes in market conditions cause the cost of our financing to increase relative to the income that we can derive from our real estate assets.

Our use of leverage may create a mismatch with the duration and index of the investments that we are financing.

We attempt to structure our leverage such that we minimize the difference between the term of our investments and the leverage we use to finance such an investment. In the event that our leverage is for a shorter term then the financed investment, we may not be able to extend or find appropriate replacement leverage, and that would have an adverse impact on our liquidity and our returns. In the event that our leverage is for a longer term than the financed investment, we may not be able to repay such leverage or replace the financed investment with an optimal substitute or at all, which will negatively impact our returns. In addition, we generally originate fixed rate loan investments and partially finance those investments with floating rate liabilities. Our investments in fixed rate assets are generally exposed to changes in value due to interest rate fluctuations; however, the short maturity and low debt to investments of our loan portfolio partially offset that risk.

If interest rates rise, our debt service costs will increase and the value of our loans and properties may decrease.

Our Credit Facilities and certain other borrowings bear interest at variable rates, and we may incur additional debt in the future. Increases in market interest rates would increase our interest expense under these debt obligations and would increase the costs of refinancing existing indebtedness or obtaining new debt. Additionally, increases in market interest rates may result in a decrease in the liquidity and value of our loans, most of which are made at a fixed rate, our real estate holdings and decrease the market price of our Common Stock. Accordingly, these increases could adversely affect our financial position and our ability to make distributions to our stockholders.

The covenants in our Credit Facilities might adversely affect us.

Our Credit Facilities requires us to satisfy certain affirmative and negative covenants and to meet numerous financial tests, and also contain certain default and cross-default provisions. If any future failure to comply with one or more of these covenants resulted in the loss of one or more of these Credit Facilities and/or required the immediate repayment of Advances under the Credit Facilities and we were unable to obtain suitable replacement financing, such loss could have a material, adverse impact on our financial position and results of operations and ability to make distributions to our stockholders.

We may not be able to access the debt or equity capital markets on favorable terms, or at all, which would adversely affect our operating results.

Additional liquidity, future equity or debt financing may not be available on terms that are favorable to us, or at all. Our ability to access additional debt and equity capital depends on various conditions in these markets, which are beyond our control. Our inability to obtain adequate capital could have a material adverse effect on our business, financial condition, liquidity, and operating results.

We may not be able to obtain leverage at the level or at the cost of funds necessary to optimize our return on investment.

Our future return on investment may depend, in part, upon our ability to grow our portfolio of invested assets through the use of leverage at a cost of debt that is lower than the yield earned on our investments. We may obtain leverage through credit agreements and other borrowings. Our future ability to obtain the necessary leverage on beneficial terms ultimately depends upon, among other things, global and regional market conditions and the quality of the portfolio assets that collateralize our indebtedness. Our failure to obtain and/or maintain leverage at desired levels, or to obtain leverage on attractive terms, would have a material adverse effect on our performance. Moreover, we may be dependent upon a few lenders to provide financing under credit agreements for our origination of loans, and there can be no assurance that these agreements will be renewed or extended at expiration.

Prolonged disruptions in the financial markets could affect our ability to obtain financing on reasonable terms and have other adverse effects on us and the market price of our Common Stock.

Commercial real estate is particularly adversely affected by a prolonged economic downturn and liquidity crisis. These circumstances may materially impact liquidity in the financial markets and result in the scarcity of certain types of financing and make certain financing terms less attractive. Our profitability will be adversely affected if we are unable to obtain cost-effective financing for our investments. A prolonged downturn in the stock or credit markets may cause us to seek alternative sources of potentially less attractive financing. In addition, these factors may make it more difficult for our borrowers to repay our loans as they may experience difficulties in selling assets, increased costs of financing or obtaining financing at all. These events in the stock and credit markets may also make it difficult or unlikely for us to raise capital through the issuance of our Common Stock or preferred stock. These disruptions in the financial markets may also have a material adverse effect on the market value of our Common Stock and other adverse effects on us or the economy in general.

Changes in market conditions could adversely affect the market price of our Common Stock.

As with other publicly traded equity securities, the value of our Common Stock depends on various market conditions which may change from time to time. Among the market conditions that may affect the value of our Common Stock are the following:

•	the general reputation of REITs and the attractiveness of our equity securities in comparison to other equity securities, including securities issued by other real estate related companies;

•	our financial performance; and

•	general stock and credit market conditions.

Management believes that the market value of our Common Stock is based primarily upon the market’s perception of our growth potential and our current and potential future earnings dividends. Consequently, our Common Stock may trade at prices that are higher or lower than our book value per share of Common Stock. If our future earnings or dividends are less than expected, it is likely that the market price of our Common Stock will diminish.

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

A prolonged economic slowdown or severe recession could harm our business.

The risks associated with our business are more acute during periods of economic slowdown or recession because these periods can be accompanied by decreased demand for consumer credit and declining real estate values. Because we are a non-conventional lender willing to invest in riskier loans, rates of delinquencies, foreclosures and losses on our loans could be higher than those generally experienced in the mortgage lending industry during periods of economic slowdown or recession. Any sustained period of increased delinquencies, foreclosures or losses could adversely affect our ability to originate, purchase and securitize loans, which could significantly harm our financial condition, liquidity and results of operations.

Our results are subject to fluctuations in interest rates and other economic conditions and a significant increase in interest rates could harm our business.

      As of December 31, 2014, most of our loans do not have a prepayment penalty or exit fee. Based on our Manager’s historical experience, we expect that at least 90% of our loans will continue to not have a prepayment penalty. Should interest rates decrease, our borrowers may prepay their outstanding loans with us in order to receive a more favorable rate. This may reduce the amount of income we have available to distribute to you.

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

Furthermore, if interest rates were to increase significantly, the costs of borrowing may become too expensive, which may negatively impact new loan originations by reducing demand for real estate lending and could adversely affect our financial condition, liquidity and results of operations and adversely affect the market value of our Common Stock.

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

Our Manager and William C. Owens, who owns 64.3889% of the outstanding shares of stock of OFG as of December 31, 2014, although unlikely, may also sponsor other real estate programs having investment objectives and policies similar to ours. As a result, OFG and William C. Owens may have conflicts of interest in allocating their time and resources between our business and other activities. During times of intense activity in other programs and ventures, OFG and its key people may devote less time and resources to our business than they ordinarily would. Our Management Agreement with OFG does not specify a minimum amount of time and attention that OFG and its key people are required to devote to the Company. Thus, OFG may not spend sufficient time managing our operations, which could result in our not meeting our investment objectives. Currently, OFG does not sponsor other real estate programs or any other programs that have an objective and policies similar to those of the Company.

Our Manager will face conflicts of interest arising from our fee structure.

OFG will receive fees from borrowers that would otherwise increase our returns. Because OFG receives all of these fees, our interests will diverge from those of OFG and William C. Owens when OFG decides whether we should charge the borrower higher interest rates or OFG should receive higher fees from borrowers.

OFG earned a total of approximately $1,884,000, $1,816,000 and $1,926,000 for the fiscal years ended December 31, 2014, 2013 and 2012, respectively, for managing the Company. In addition, OFG earned a total of approximately $1,245,000, $664,000 and $61,000 in fees from borrowers for the fiscal years ended December 31, 2014, 2013 and 2012, respectively. The total amount earned by OFG that is paid by borrowers represents fees on loans originated or extended for the Company (including loans fees, late payment charges and miscellaneous fees).

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

We are taxed as a REIT under the Code. Our qualification as a REIT requires us to satisfy numerous requirements (some on an annual and quarterly basis) established under highly technical and complex Code provisions for which there are only limited judicial or administrative interpretations and involves the determination of various factual matters and circumstances not entirely within our control. We intend that our organization and method of operation will qualify us as a REIT, but we may not be able to remain so qualified in the future. Future legislation, new regulations, administrative interpretations or court decisions could adversely affect our ability to qualify as a REIT or adversely affect our stockholders.

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

Sales of a substantial number of shares of our Common Stock could adversely affect the market price for our Common Stock. Subject to the restrictions on ownership and transfer in our charter, all of the shares of Common Stock issued in the Merger, other than any shares issued to an “affiliate” under the Securities Act, are freely tradable without restriction or further registration under the Securities Act. In addition, none of our shares outstanding at the date of the Merger were subject to lock-up agreements. We cannot predict the effect that future sales of our Common Stock will have on the market price of our Common Stock.

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

We cannot assure you that the market price of our Common Stock will not fluctuate or decline significantly in the future. Some of the factors, many of which are beyond our control, that could negatively affect our stock price or result in fluctuations in the price or trading volume of our Common Stock include:

•	additional increases in loans defaulting or becoming non-performing or being written off;
•	actual or anticipated variations in our operating results or our distributions to stockholders;
•	sales of significant real estate properties;
•
publication of research reports about us or the real estate industry, or changes in recommendations or in estimated financial results by securities analysts who provide research to the marketplace on us, our competitors or our industry;

•	changes in market valuations of similar companies;
•	changes in tax laws affecting REITs;
•	adverse market reaction to any increased indebtedness we incur; and
•	general market and economic conditions, including, among other things, actual and projected interest rates and the market for the types of assets that we hold or invest in.
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

We may continue to incur increased costs as a result of being a listed company.

Our Common Stock is listed on the NYSE MKT. As a listed company, we have incurred additional legal, accounting and other expenses that we did not incur as a non-listed company. We have also incurred costs associated with corporate governance requirements, as well as new accounting pronouncements and new rules implemented by the SEC, NYSE MKT, or any other applicable national securities exchange. Any expenses required to comply with evolving standards may result in increased general and administrative expenses and a diversion of management time and attention from our business. In addition, these laws and regulations could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially greater costs to obtain the same or similar coverage. We are currently evaluating and monitoring developments with respect to these laws and regulations and cannot predict or estimate the amount or timing of additional costs we may incur in responding to their requirements.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None

Item 2. PROPERTIES

The Manager operates from its executive offices at 2221 Olympic Boulevard, Walnut Creek, CA 94595 (the “Executive Office”). The lessor is Olympic Blvd. Partners, a California Limited Partnership (“OBP”), of which the Manager is a 50% general partner. The Executive Office is the sole asset of OBP. The Executive Office is subject to a loan with a principal balance of $700,697 as of December 31, 2014 with monthly payments of interest and principal of $4,566 and a balloon payment of $617,013 due on February 28, 2018. The loan is subject to a prepayment penalty equal to 1% of any unscheduled principal payments made in the twelve month period prior to January 31, 2016. The Company does not have separate offices.

As of December 31, 2014, we hold title to thirty-one real estate properties that were acquired through foreclosure including properties held within twelve majority- or wholly-owned limited liability companies and one within a wholly-owned corporation (see below). As of December 31, 2014, the total carrying amount of these properties was $163,017,000. Twenty-four of the properties are being held for long-term investment and the remaining seven properties are currently being marketed for sale. We also have a 50% ownership interest in a limited liability company accounted for under the equity method that owns property located in Santa Clara, California with a carrying amount of $2,143,000 as of December 31, 2014.

•	The Company’s (or related entities) title to all properties is held as fee simple.

•	There are mortgages or encumbrances to third parties on three of our real estate properties (see below for 720 University, LLC, Tahoe Stateline Venture, LLC and TOTB Miami, LLC).

•
Of the thirty-one properties held, seventeen of the properties are income-producing. Only minor renovations and repairs to the properties are currently being made or planned (other than continued tenant improvements on real estate held for investment, development of the land held within Tahoe Stateline Venture, LLC, development of the North Building within TOTB North, LLC and improvements to the property and bridge accessing the marina within Brannan Island, LLC).

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

For purposes of assessing potential impairment of value during 2014 and 2013, we obtained updated appraisals or other valuation support on certain of our real estate properties held for sale and investment, which resulted in additional impairment losses on one and two properties, respectively, in the aggregate amount of approximately $179,000 and $666,000, respectively, recorded in the consolidated statements of operations.

Real estate properties held for sale as of December 31, 2014 and 2013 consisted of the following properties acquired through foreclosure:
	2014	2013
Retail complex, Greeley, Colorado (held within 720 University, LLC) – transferred from held for investment in 2014	$11,547,472	$—
Undeveloped, industrial land, San Jose, California – transferred to held for investment in 2014	—	1,958,400
Undeveloped, commercial land, Half Moon Bay, California – sold in 2014	—	1,468,800
Medical office condominium complex, Gilbert, Arizona (held within AMFU, LLC) – transferred from held for investment in 2014	4,716,159	—
Commercial buildings, Sacramento, California – transferred from held for investment in 2014	3,890,968	—
Unimproved, residential and commercial land, Gypsum, Colorado – transferred from held for investment in 2014	5,813,434	—
Commercial and residential land under development, South Lake Tahoe, California (held within Tahoe Stateline Venture, LLC) – transferred from held for investment in 2014	30,449,896	—
Marina with 30 boat slips and 11 RV spaces, Oakley, California (held within The Last Resort and Marina, LLC) – transferred to held for investment in 2014	—	408,000
Golf course, Auburn, California (held within Lone Star Golf, Inc.)	2,020,410	1,961,284
1/7th interest in single family home, Lincoln City, Oregon – transferred to held for investment in 2014	—	93,647
Retail buildings, San Jose, California – obtained via foreclosure in 2014	1,056,000	—
	$59,494,339	$5,890,131

Real estate held for investment, net of accumulated depreciation, is comprised of the following properties as of December 31, 2014 and 2013:

	2014	2013
Light industrial building, Paso Robles, California	$1,459,063	$1,489,120
Commercial buildings, Roseville, California	731,905	767,077
Retail complex, Greeley, Colorado (held within 720 University, LLC) – transferred to held for sale in 2014	—	11,697,485
Undeveloped, residential land, Madera County, California	726,580	726,580
Undeveloped, residential land, Marysville, California	403,200	403,200
Undeveloped land, Auburn, California (formerly part of golf course owned by DarkHorse Golf Club, LLC)	103,198	103,198
75 improved, residential lots, Auburn, California (held within Baldwin Ranch Subdivision, LLC)	3,878,544	3,878,544
Undeveloped, industrial land, San Jose, California – transferred from held for sale in 2014	1,958,400	—
Storage facility/business, Stockton, California	3,847,884	3,943,780
One and two improved residential lots, West Sacramento, California – one lot sold in 2014	58,560	117,120
Undeveloped, residential land, Coolidge, Arizona	1,017,600	1,017,600
Marina with 30 boat slips and 11 RV spaces, Oakley, California (held within The Last Resort and Marina, LLC) – transferred from held for sale in 2014	236,500	—
Office condominium complex (15 units), Roseville, California	3,684,203	3,810,020
Industrial building, Sunnyvale, California (held within Wolfe Central, LLC)	3,027,734	3,116,791
133 condominium units, Phoenix, Arizona (held within 54th Street Condos, LLC)	6,933,229	7,097,056
Medical office condominium complex, Gilbert, Arizona (held within AMFU, LLC) – transferred to held for sale in 2014	—	4,771,234
61 condominium units, Lakewood, Washington (held within Phillips Road, LLC)	4,364,743	4,509,828
Commercial buildings, Sacramento, California – transferred to held for sale in 2014	—	3,890,968
169 condominium units and 160 unit unoccupied apartment building under renovation, Miami, Florida (held within TOTB Miami, LLC)	34,353,958	33,017,315
1/7th interest in single family home, Lincoln City, Oregon – transferred from held for sale in 2014	93,647	—
12 condominium and 3 commercial units, Tacoma, Washington (held within Broadway & Commerce, LLC)	2,408,681	2,413,170
6 improved residential lots, Coeur D’Alene, Idaho	316,800	316,800
Unimproved, residential and commercial land, Gypsum, Colorado – transferred to held for sale in 2014	—	5,814,418
Retail Complex, South Lake Tahoe, California (held within Tahoe Stateline Venture, LLC) (1)	23,211,896	34,495,674
Marina and yacht club with 179 boat slips, Isleton, California (held within Brannan Island, LLC)	2,220,448	2,028,855
Unimproved, residential and commercial land, Bethel Island, California (held within Sandmound Marina, LLC)	2,334,773	—
Marina with 52 boat slips and campground, Bethel Island, California (held within Sandmound Marina, LLC)	1,145,919	—
Assisted living facility, Bensalem, Pennsylvania – obtained via foreclosure in 2014	5,005,000	—
	$103,522,466	$129,425,833
(1) As of December 31, 2013 balance includes all TSV land under development.

We presently have no plans to significantly improve any of our unimproved or undeveloped properties (land), other than the property held within Tahoe Stateline Venture, LLC (“TSV”).  During 2015, we also plan to improve the bridge accessing the marina held within Brannan Island, LLC and plan to renovate the units within the North Building held within TOTB North, LLC (“TOTB North”), which is wholly owned by TOTB Miami, LLC (“TOTB”).

The only real estate properties with book values in excess of 10% of our total assets or with gross revenue in excess of 10% of our total revenue are the properties located in Miami, Florida (held within TOTB), the property located in Greeley, Colorado (held within 720 University, LLC or “720 University”) and the properties located in South Lake Tahoe, California (held within TSV). TOTB is a residential condominium complex and none of the individual leases are for greater than 10% of the rentable square footage of the buildings. The TSV commercial and residential second phase property is currently under development and has no operating activity as of December 31, 2014.

Other operating data related to TOTB is as follows:
	2014	2013	2012
Average Annual Rental per Square Foot (1)	$$18.07	$17.16	$16.42
Federal Tax Basis of Depreciable Assets (all Residential Buildings and Improvements) (2)	$14,856,727	$14,856,727	$16,235,274
Depreciation Rate	3.64%	3.64%	3.64%
Depreciation Method	MACRS Straight Line	MACRS Straight Line	MACRS Straight Line
Depreciable Life	27.5 Years	27.5 Years	27.5 Years
Realty Tax Rate (3)	$23.057	$23.197	$22.598
Annual Realty Taxes (4)	$694,310	$607,319	$539,468

(1) 2013 and 2012 adjusted to reflect changes in total square footage in 2014 from 167,963 to 180,792 (not including the North Building under renovation).
(2) Does not include the North building which is currently under renovation.
(3) Millage rate per $1,000 of Taxable Value.
(4) Including property taxes of the North Building under renovation.

The following table shows information regarding rental rates and lease expirations over the next two years for TOTB and assumes that none of the tenants exercise renewal options or termination rights, if any, at or prior to scheduled expirations:

Year of Lease Expiration December 31,	Number of Leases Expiring Within the Year	Rentable Square Footage Subject to Expiring Leases	Final Annualized Base Rent Under Expiring Leases (1)	Percentage of Gross Annual Rental Represented by Such Leases
2015	151	160,900	$3,193,236	94.6%
2016	1	925	17,100	0.5%
	152	161,825	$3,210,336	95.1%
(1)
“Final Annualized Base Rent” for each lease scheduled to expire represents the cash rental rate of base rents, excluding tenant reimbursements, in the final month prior to expiration multiplied by 12. Tenant reimbursements generally include payment of a portion of real estate taxes, operating expenses and common area maintenance and utility charges.

Other operating data related to 720 University is as follows:

	2014	2013	2012
Average Annual Rental per Square Foot (1)	$6.09	$5.99	$6.03
Federal Tax Basis of Depreciable Assets (all Commercial Buildings and Improvements)	$8,343,954	$8,209,827	$11,185,203
Depreciation Rate	Various	Various	Various
Depreciation Method	MACRS Straight Line	MACRS Straight Line	MACRS Straight Line
Depreciable Life	5-39 Years	5-39 Years	5-39 Years
Realty Tax Rate (2)	$75.554	$76.819	$76.769
Annual Realty Taxes	$261,256	$265,630	$261,441
	(1) Includes only base and percentage rents for years presented.
	(2) Millage rate per $1,000 of Taxable Value.

The following table shows information regarding rental rates and lease expirations over the next ten years and thereafter for 720 University and assumes that none of the tenants exercise renewal options or termination rights, if any, at or prior to scheduled expirations:
Year of Lease Expiration December 31,	Number of Leases Expiring Within the Year	Rentable Square Footage Subject to Expiring Leases	Final Annualized Base Rent Under Expiring Leases (1)	Percentage of Gross Annual Rental Represented by Such Leases
2015	3	31,895	$208,985	14.0%
2016	4	14,239	100,303	6.7%
2017	9	30,196	294,994	19.7%
2018	3	7,320	101,976	6.8%
2019	4	7,470	135,843	9.1%
2020	3	38,945	214,628	14.3%
2022	1	2,880	20,844	1.4%
2024	1	17,376	156,384	10.5%
Thereafter (to 2026)	1	46,966	178,200	11.9%
	29	197,287	$1,412,157	94.4%

(1)
“Final Annualized Base Rent” for each lease scheduled to expire represents the cash rental rate of base rents, excluding tenant reimbursements, in the final month prior to expiration multiplied by 12. Tenant reimbursements generally include payment of a portion of real estate taxes, operating expenses and common area maintenance and utility charges.

Other operating data related to the TSV retail complex completed in 2014 is as follows (below does not include the second phase retail and residential project under development):

	2014		2013 (1)		2012 (1)
Average Annual Rental per Square Foot (1)	$41.61	$	N/A	$	N/A
Federal Tax Basis of Depreciable Assets (all Commercial Buildings and Improvements)	$16,946,786	$	N/A	$	N/A
Depreciation Rate	Various		N/A		N/A
Depreciation Method	MACRS Straight Line		N/A		N/A
Depreciable Life	5-39 Years		N/A		N/A
Realty Tax Rate (2)	$1.0667	$	N/A	$	N/A
Annual Realty Taxes	$129,459	$	N/A	$	N/A

(1) Property was acquired via purchases and foreclosures in 2012 and 2013 and development of the retail phase was completed in the 4th quarter of 2014. Thus, this data is not applicable in 2012 and 2013.

	(2) Millage rate per Taxable Value.

The following table shows information regarding rental rates and lease expirations over the next ten years for TSV and assumes that none of the tenants exercise renewal options or termination rights, if any, at or prior to scheduled expirations:
Year of Lease Expiration December 31,	Number of Leases Expiring Within the Year	Rentable Square Footage Subject to Expiring Leases	Final Annualized Base Rent Under Expiring Leases (1)	Percentage of Gross Annual Rental Represented by Such Leases
2019	5	11,497	$789,458	69.9%
2024	2	5,777	339,595	30.1%
	7	17,274	$1,129,053	100.0%

(1)
“Final Annualized Base Rent” for each lease scheduled to expire represents the cash rental rate of base rents, excluding tenant reimbursements, in the final month prior to expiration multiplied by 12. Tenant reimbursements generally include payment of a portion of real estate taxes, operating expenses and common area maintenance and utility charges.

The following table presents occupancy data of our leased real estate properties held for investment as of December 31, 2014, 2013, 2012 and 2011 (where applicable):

		Occupancy % (1)
Property Description/Location	Year Foreclosed	2014	2013	2012	2011	2010
Light industrial building, Paso Robles, California	1997	67.4%	60.1%	58.7%	58.7%	63.7%
Commercial buildings, Roseville, California	2001	81.2%	88.6%	100.0%	81.2%	45.9%
Retail complex, Greeley, Colorado (720 University, LLC)	2001	95.3%	92.7%	94.1%	93.8%	91.9%
Storage facility/business, Stockton, California	2008	91.5%	85.8%	89.0%	82.3%	83.0%
Office condominium complex (15 units), Roseville, California	2008	70.5%	45.3%	58.9%	49.2%	11.7%
Industrial building, Sunnyvale, California	2009	100.0%	100.0%	100.0%	100.0%	100.0%
133 condominium units, Phoenix, Arizona (2)	2009	98.0%	94.7%	66.9%	31.6%	31.6%
Medical office condominium complex, Gilbert, Arizona	2010	43.1%	43.1%	40.4%	39.9%	50.5%
60 condominium units, Lakewood, Washington	2010	97.9%	97.1%	95.1%	95.8%	93.0%
169 condominium units, Miami, Florida (TOTB Miami, LLC) (3)	2011	95.2%	99.5%	97.5%	99.5%	N/A
12 condominium and 3 commercial units, Tacoma, Washington	2011	75.8%	37.9%	61.9%	54.3%	N/A
Retail complex, South Lake Tahoe, California	2013	75.0%	N/A	N/A	N/A	N/A
Industrial building/land, Santa Clara, California (1850 De La Cruz, LLC)	2005	100.0%	100.0%	100.0%	100.0%	100.0%
Notes:
(1) Calculated by dividing net rentable square feet included in leases signed on or before December 31, 2014 at the property by the aggregate net rentable square feet of the property.
(2) As of December 31, 2011 and prior, we were in the process of completing renovations to 78 of the 133 units at this property. Therefore those units were not available for lease as of those dates.
(3) We also own a 160 unit apartment building in the same complex as these condominium units in Miami, Florida. The apartment building owned directly by TOTB North is currently under renovation and is inhabitable in its present condition and, thus, no occupancy statistics are presented.

As of December 31, 2014, virtually all of our leases on residential rental properties are either month-to-month leases or will expire in 2015. These leases currently represent approximately $5,300,000 in annual rental revenue to the Company.

The following table shows information regarding rental rates and lease expirations over the next ten years and thereafter for our commercial and industrial rental properties at December 31, 2014 and assumes that none of the tenants exercise renewal options or termination rights, if any, at or prior to scheduled expirations:

Year of Lease Expiration December 31,	Number of Leases Expiring Within the Year	Rentable Square Footage Subject to Expiring Leases	Final Annualized Base Rent Under Expiring Leases (1)
2015	14	99,617	$1,046,213
2016	16	60,675	720,655
2017	14	43,660	433,705
2018	6	58,522	472,368
2019	12	55,367	1,575,029
2020	3	38,945	214,628
2021	—	—	—
2022	1	2,880	20,844
2023	—	—	—
2024	2	23,153	495,979
2025 and thereafter	1	46,966	178,200
	69	429,785	$5,157,621

(1)
“Final Annualized Base Rent” for each lease scheduled to expire represents the cash rental rate of base rents, excluding tenant reimbursements, in the final month prior to expiration multiplied by 12. Tenant reimbursements generally include payment of a portion of real estate taxes, operating expenses and common area maintenance and utility charges.

At December 31, 2014, our properties were leased to tenants that are engaged in a variety of businesses. The following table sets forth information regarding leases with the twelve tenants with the largest amounts leased based upon Annualized Base Rent as of December 31, 2014:

	Leased Square Feet	Annualized Base Rent (1)	Expiration Date	Renewal Options
Tenant Name
King Soopers (720 University)	49,846	$198,045	3/31/2026	6-5 yr. Options
Big Lots (720 University)	34,440	154,980	1/31/2020	2-5 yr. Options
Conditioning Spa (720 University)	28,022	166,488	10/31/2015	1-6.5 yr. Option
Ace Hardware (720 University)	17,376	139,008	8/31/2024	None
Jo-Ann Stores (720 University)	12,080	72,480	1/31/2017	None
Petco Animal Supplies (Wolfe Central)	26,400	570,240	9/20/2019	2-5 yr. Options
CIGNA Health Care of AZ (AMFU)	14,746	258,055	9/30/2016	1-5 yr. Option
JKB Financial (Roseville, CA office)	5,954	89,310	2/28/2018	None
Avis Rent A Car (1850 De La Cruz) (2) (3)	40,000	164,977	7/15/2018	2-5 yr. Options
Up Shirt Creek (Tahoe Stateline Venture) (3)	4,689	281,340	9/30/2019	2-5 yr. Options
Powder House (Tahoe Stateline Venture) (3)	5,778	346,680	9/30/2019	2-5 yr. Options
McP’s Pub Tahoe (Tahoe Stateline Venture)	5,777	262,896	10/31/2024	2-5 yr. Options

(1)
Annualized Base Rent represents the current monthly Base Rent, excluding tenant reimbursements, for each lease in effect at December 31, 2014 multiplied by 12. Tenant reimbursements generally include payment of a portion of real estate taxes, operating expenses and common area maintenance and utility charges.

(2) Amount of annualized base rent reported reflects ORM’s 50% membership interest in 1850 De La Cruz, LLC.

(3) There are two leases for two separate and distinct parcels/units to this tenant with the same terms (leased square feet and annualized base rent combined).

Item 3. LEGAL PROCEEDINGS

In the normal course of business, we may become involved in various types of legal proceedings such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc., to enforce the provisions of the deeds of trust, collect the debt owed under the promissory notes, or to protect, or recoup its investment from the real property secured by the deeds of trust.  None of these actions would typically be of any material importance.  As of December 31, 2014, we are not involved in any legal proceedings other than those that would be considered part of the normal course of business.

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
	Sales Price
	High	Low
2013
Third Quarter	$12.97	$8.20
Fourth Quarter	$12.99	$11.33
2014
First Quarter	$15.28	$12.40
Second Quarter	$19.85	$14.88
Third Quarter	$19.40	$14.25
Fourth Quarter	$15.45	$13.96

The closing sale price for our Common Stock, as reported on the NYSE MKT on March 9, 2015 was $13.30 per share.

Holders

As of March 9, 2015, we had 10,768,001 shares of our Common Stock outstanding held by approximately 810 record holders. The number of record holders does not necessarily bear any relationship to the number of beneficial owners of our Common Stock.

Dividends

We have elected to be taxed as a REIT for federal income tax purposes and, as such, anticipate that we will distribute annually at least 90% of our REIT taxable income. Through the calendar year ended December 31, 2014, we have paid dividends quarterly (monthly during 2013) and made distributions of approximately $2,907,000 and $2,747,000 during 2014 and 2013, respectively (including amounts accrued as of December 31, 2014 and 2013).

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

The following table sets forth the dividends declared and paid per share of Common Stock during 2013 and 2014:

	2014	2013
Dividends Declared:
First Quarter	$0.05	$—
Second Quarter	$0.05	$0.15
Third Quarter	$0.05	$0.05
Fourth Quarter	$0.12	$0.05

Securities Authorized for Issuance under Equity Compensation Plans

None

Recent Sales of Unregistered Securities

None

Repurchases of Common Stock

The Company’s Common Stock Repurchase Plan was authorized on August 9, 2013 and expired on May 19, 2014, and no repurchases of its shares were made during the fourth quarter of 2014.

Item 6. SELECTED FINANCIAL DATA

Not applicable.

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

Our primary sources of revenue are interest income earned on our loan investment portfolio and revenues we generate from our operating real estate assets. We have resumed originating loans and, between May and December 2013, we originated $30.2 million of commercial real estate loans (including $11.9 million in carryback financing from the sales of real estate properties). We originated an additional $44.5 million in loans during 2014, including the rewrite of three loans in the aggregate amount of $3.5 million. While we believe the Company is well positioned to capitalize on lending opportunities as the economy continues to recover, there can be no assurances that we will be able to identify and make loans to suitable commercial real estate borrowers.

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

Over the past seven years, we have experienced increased delinquent loans and foreclosures which have created substantial losses. In addition, we now own significantly more real estate than in the past, which has reduced cash flow and net income. As of December 31, 2014, approximately 34% of our loans are impaired and/or past maturity, down from 56% as of December 31, 2013. As of December 31, 2014, we own approximately $163 million of real estate held for sale or investment, which is approximately 67% of total assets, an increase of $28 million or 13% of total assets as compared to December 31, 2013. During 2014, we foreclosed on three loans and obtained the four securing properties with estimated net fair market values totaling $9,572,000.  We sold two real estate properties and an easement during the year ended December 31, 2014 for aggregate net sales proceeds of $1,821,000 and gains totaling $292,000 We also recognized an additional $2,951,000 in deferred gain under the installment method due to full and partial repayments received on carryback loans from the sale of three real estate properties in late 2012 and 2013. We will continue to attempt to sell many of the remaining properties but may need to sell them for losses or wait until market values recover. In addition, under the REIT tax rules, we may be subject to a “prohibited transaction” penalty tax on tax gains from the sale of our properties in certain circumstances. In order to fit within a REIT “safe harbor” and avoid prohibited transaction tax, we expect to wait to sell any property that would result in tax gain until we have held such property for at least two years after the conversion (May 2015). In addition, we are also limited in the number and dollar amount of properties we can sell in a given year under the REIT tax rules.

Although currently management believes that only two of our delinquent loans will result in loss to the Company (and has caused the Company to record specific allowances for loan losses on such loans real estate values could decrease further. Management continues to perform frequent evaluations of collateral values for our loans using internal and external sources, including the use of updated independent appraisals.  As a result of these evaluations, the allowance for loan losses and our investments in real estate could increase or decrease in the near term, and such changes could be material.

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

Current Market Conditions, Risks and Recent Trends

During 2013 and 2014, the global capital and credit markets continued to slowly recover from the economic downturn which began in 2007. Real estate markets also continued to recover, slowly on a national basis and more significantly in major metropolitan areas, and we expect this trend to continue through 2014 and beyond. Accordingly, as our real estate assets are carried at the lower of carrying value or fair value less costs to sell, it is possible that we have substantial imbedded gains in certain of our real estate properties held for sale and investment that are not reflected in our financial statements or in the value of our stock. However, despite these improvements, the overall market recovery remains uncertain. Should the economy regress, the commercial real estate sector may experience additional losses and operating challenges.

Critical Accounting Policies

In preparing the consolidated financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet dates and revenues and expenses for the reporting periods. Such estimates relate principally to the determination of (1) the allowance for loan losses including the accrued interest and advances that are estimated to be unrecoverable based on estimates of amounts to be collected plus estimates of the fair value of the property as collateral; (2) the valuation of real estate held for sale and investment (at acquisition and subsequently); and (3) the estimate of environmental remediation liabilities.  At December 31, 2014, we owned thirty-one real estate properties, including properties held within twelve majority- or wholly-owned limited liability companies and one within a wholly-owned corporation. The limited liability companies not wholly owned by us are held as follows: a 80.74% ownership interest in a limited liability company that owns property located in Miami, Florida (OFG holds the remaining ownership interests) and a 65% ownership interest in a limited liability company that owns property located in Greeley, Colorado (a third party holds the remaining ownership interests). We also have a 50% ownership interest in a limited liability company accounted for under the equity method that owns property located in Santa Clara, California (a third party holds the remaining ownership interest).

Loans are stated at the principal amount outstanding. Our portfolio consists primarily of real estate loans generally collateralized by first, second and third deeds of trust.  Interest income on loans is accrued by the simple interest method. Loans are generally placed on nonaccrual status when the borrowers are past due greater than ninety days or when full payment of principal and interest is not expected. When a loan is classified as nonaccrual, interest accruals discontinue and all past due interest remains accrued until the loan becomes current, is paid off or is foreclosed upon. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest. Cash receipts on nonaccrual loans are used to reduce any outstanding accrued interest, and then are recorded as interest income, except when such payments are specifically designated as principal reduction or when management does not believe our investment in the loan is fully recoverable. We do not incur origination costs and do not earn or collect origination fees from borrowers as OFG it entitled to all such fees.

Loans and related accrued interest and advances are analyzed by management on a periodic basis for ultimate recovery. Delinquencies are identified and followed as part of the loan system. Provisions are made to adjust the allowance for loan losses to an amount considered by management to be adequate, with consideration to original collateral values at loan inception and to provide for unrecoverable accounts receivable, including impaired and other loans, accrued interest, and advances on loans.

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

If events and/or changes in circumstances cause management to have serious doubts about the collectability of the contractual payments or when monthly payments are delinquent greater than ninety days, a loan is categorized as impaired and interest is no longer accrued. Any subsequent payments received on impaired loans are first applied to reduce any outstanding accrued interest, and then are recognized as interest income, except when such payments are specifically designated principal reduction or when management does not believe our investment in the loan is fully recoverable.

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

Real estate held for investment includes real estate purchased or acquired in full or partial settlement of loan obligations, generally through foreclosure, that is not being marketed for sale and is either being operated, such as rental properties; is being managed through the development process, including obtaining appropriate and necessary entitlements and permits and construction; or are idle properties awaiting more favorable market conditions or properties we cannot sell without placing our REIT status at risk or become subject to prohibited transactions penalty tax. Real estate held for investment is recorded at acquisition at the property’s estimated fair value, less estimated costs to sell.  Depreciation of buildings and improvements is provided on the straight-line method over the estimated remaining useful lives of buildings and improvements.  Depreciation of tenant improvements is provided on the straight-line method over the shorter of their estimated useful lives or the lease terms.  Costs related to the improvement of real estate held for sale and investment are capitalized, whereas those related to holding the property are expensed.

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

Results of Operations

Net income attributable to our common stockholders decreased approximately $803,000 during the year ended December 31, 2014 as compared to the same period in 2013. The decrease was primarily a result of the 2013 reversal of the provision for loan losses in the amount of approximately $7,822,000 which primarily related to three delinquent loans securing the same property (the Chateau at Lake Tahoe project) that were foreclosed on by TSV during 2013 based on an appraisal obtained in June 2013, which reflected a significant increase in value from the previous appraisal and decreases in the general loan loss allowance during 2013. The reversal of the provision for loan losses during 2014 was approximately $1,870,000. This decrease was partially offset by the following:

•
An increase in interest income on loans of $2,361,000 during the year ended December 31, 2014, as compared to 2013, due primarily to an increase in the average balance of performing loans in our portfolio and an increase in interest collected on impaired loans;

•
An increase in operating income from real estate properties (excluding amounts from our investment in 1850) and a decrease in impairment losses on real estate totaling $1,771,000 during the year ended December 31, 2014, as compared to 2013, as a result of increased rental rates and/or occupancy on certain of our real estate properties held for investment, the sale of certain operating properties during 2013 which had operating losses during the year ended December 31, 2013 and impairment losses on real estate of $666,000 during 2013 compared to $179,000 during 2014; and

•
A net increase in gain on sale of real estate (after the net effect of gain attributable to noncontrolling interests during 2013) of $2,473,000 during the year ended December 31, 2014, as compared to 2013, primarily as a result of deferred gains recognized in the total amount of $2,951,000 on three properties sold in 2012 or 2013 due to full or partial principal repayments received on the carry back loans during the year ended December 31, 2014.

Summary of Financial Results

	Year Ended December 31,
	2014	2013

Total revenues	$18,285,005	$15,361,712
Total expenses	15,123,983	14,642,841
Operating income	3,161,022	718,871
Gain on sale of real estate, net	3,243,359	2,942,861
Reversal of provision for loan losses	1,869,733	7,822,112
Losses on real estate properties	(179,040)	(666,240)
Net income	8,095,074	10,817,604
Less: Net income attributable to non-controlling interests	(165,445)	(2,084,707)
Net income attributable to common stockholders	$7,929,629	$8,732,897
Net income per common share (basic and diluted)	$0.74	$0.78
Weighted average number of common shares outstanding	10,768,370	11,127,820
Dividends declared per share of Common Stock	$0.27	$0.25

2014 Compared to 2013

Total Revenues

Interest income on loans increased $2,361,000 (78.2% increase) to $5,382,000 for the year ended December 31, 2014, as compared to $3,021,000 for the year ended December 31, 2013. The increase was primarily due to an increase in the average balance of performing loans of approximately 29% and an increase in interest income collected on delinquent/impaired loans of approximately $1,470,000 during the year ended December 31, 2014, as compared to 2013.

Rental and other income from real estate properties increased $1,045,000 (9.31% increase) to $12,268,000 for the year ended December 31, 2014, as compared to $11,223,000 for the year ended December 31, 2013, primarily due to increased rental rates and/or occupancy on certain of our properties during the latter part of 2013 and 2014 and increased income from properties obtained via foreclosure in 2013 and 2014, net of reduced revenue as a result of the sale of three operating properties during 2013.

Total Expenses

Management fees amounted to approximately $1,727,000 and $1,664,000 for the year ended December 31, 2014 and 2013, respectively. Servicing fees amounted to approximately $157,000 and $152,000 for the year ended December 31, 2014 and 2013, respectively.

The maximum servicing fees were paid to the Manager during years ended December 31, 2014 and 2013. The maximum management fees were paid to the Manager during the year ended December 31, 2014. If the maximum management fees had been paid to the Manager during the year ended December 31, 2013, the management fees would have been $1,668,000 (increase of $4,000), which would have decreased net income by approximately 0.05%.

The maximum management fee permitted under the Company’s charter is 2.75% per year of the average unpaid balance of loans. For the years 2014, 2013, 2012, 2011 and 2010, the management fees were 2.75%, 2.74%, 2.67%, 2.19% and 1.00% of the average unpaid balance of loans, respectively. Although management fees as a percentage of loans have increased substantially between 2010 and 2014, the total dollar amount of management fees paid to the Manager has decreased because the weighted balance of the loan portfolio has decreased by approximately 57% between 2010 and 2014.

In determining whether to take the maximum management fees permitted, the Manager may consider a number of factors, including current market yields, delinquency experience, un-invested cash and real estate activities. The Manager expects that the management fees it receives from us will vary in amount and percentage from period to period. However, due to reduced levels of loans held by us during 2014, the Manager chose to take the maximum compensation that it is able to take pursuant to the charter and will likely continue to take the maximum compensation for the foreseeable future.

Depreciation and amortization expense decreased $230,000 (9.3% decrease) during the year ended December 31, 2014, as compared to 2013, primarily due to recording catch-up depreciation on the property held within TOTB Miami, LLC in June 2013 when the property was transferred from “Held for sale” to “Held for investment” resulting in a decrease in depreciation of $299,000 during 2014 and a decrease in depreciation of $102,000 on the property within 720 University as depreciation was discontinued during the fourth quarter of 2014 when the property was transferred to “Held for sale”. This decrease was partially offset by an increase in depreciation recorded of approximately $178,000 as a result of two new properties obtained via foreclosure during 2014 and depreciation commencing on the retail property held within TSV during the fourth quarter of 2014.

Interest expense increased $648,000 (126.2% increase) during the year ended December 31, 2014 as compared to 2013, due to interest incurred on our new lines of credit, one new loan payable within TOTB and one new loan payable within TSV and the amortization of deferred financing costs on the lines of credit and new loans payable to interest expense during the year ended December 31, 2014.

The reversal of the provision for loan losses of $1,870,000 during the year ended December 31, 2014 was the result of an analysis performed on the loan portfolio. The general loan loss allowance decreased  $634,000 during the year ended December 31, 2014 primarily due to an increase in performing commercial loans during 2014 and due to refinements in the loss and delinquency factors applied by management to performing loans reflecting the positive trends in the economy from increasing property values over the year. The specific loan loss allowance decreased $1,236,000 during the year ended December 31, 2014, primarily because a new appraisal obtained on a $7,535,000 impaired loan reflected an increase in the value of the underlying collateral during 2014, thus, resulting in a decrease in the specific allowance on this loan of $1,248,000.

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

The impairment losses on real estate properties of $179,000 and $666,000, respectively, during the years ended December 31, 2014 and 2013 were the result of updated appraisals or other valuation information obtained on certain of our real estate properties during those years.

Gain on Sales of Real Estate

Gain on sales of real estate (excluding gain attributable to a noncontrolling interest in 2013) increased $2,473,000 during the year ended December 31, 2014, as compared 2013. The increase during the year ended December 31, 2014 was a result of the recording of deferred gains under the installment method in the total amount of $2,951,000 related to the sale of the condominiums located in Santa Barbara, California in 2012 (and held within Anacapa Villas, LLC), the condominiums located in Oakland, California in 2013 (and held within 1401 on Jackson, LLC) and the parcel of land located in Lake Charles, Louisiana in 2013 (and held within Dation, LLC) due to full or partial principal repayments received on the carry back loans during 2014. During 2014, we also sold one of the improved, residential lots located in West Sacramento, California for $175,000, resulting in a gain of approximately $105,000 and the undeveloped, commercial land located in Half Moon Bay, California for $1,700,000, resulting in a gain of $178,000.  During the year ended December 31 2013, we sold five real estate properties and recognized gains of $2,943,000. The gain from the sale of one of these properties was offset by net income attributable to a noncontrolling interest of approximately $2,174,000, as the gain on sale of the property held within 1875 was all attributable to the noncontrolling interest.

Net Income Attributable to Non-Controlling Interests

Net income attributable to non-controlling interests decreased $1,919,000 during the year ended December 31, 2014, as compared to 2013, due primarily to the sale of the land owned by 1875 W. Mission Blvd., LLC during 2013 resulting in gain on sale of approximately $2,174,000. As we only received our basis in 1875 of $5,078,000 upon sale, the full gain was attributable to the non-controlling interest. Non-controlling interest income from TOTB increased approximately $182,000 during 2014, as compared to 2013, due to increased net income in TOTB in 2014 of $947,000 (OFG’s portion is 19.26%).

Financial Condition

December 31, 2014 and 2013

Loan Portfolio

Our portfolio of loan investments increased from 22 as of December 31, 2013 to 34 as of December 31, 2014, and the average loan balance decreased from $2,673,000 to $2,001,000 between December 31, 2013 and December 31, 2014, respectively.

As of December 31, 2014 and 2013, we had six and ten impaired loans, respectively, totaling approximately $22,316,000 (32.8%) and $31,738,000 (54.0%), respectively. This included two and five matured loans totaling $8,614,000 and $16,908,000, respectively. In addition, one and three loan(s) totaling approximately $862,000 (1.3%) and $1,290,000 (2.2%), respectively, were past maturity but less than ninety days delinquent in monthly payments as of December 31, 2014 and 2013 (combined total of $23,178,000 (34.1%) and $33,028,000 (56.2%), respectively, that are past maturity and impaired). Of the impaired and past maturity loans, approximately $0 (0%) and $6,981,000 (11.9%), respectively, were in the process of foreclosure and none involved loans to borrowers who were in bankruptcy.  We foreclosed on three and six loans during the years ended December 31, 2014 and 2013, respectively, with aggregate principal balances totaling approximately $7,671,000 and $26,187,000, respectively, and obtained the properties via the trustee’s sales.

Of the $31,738,000 in loans that were impaired as of December 31, 2013, $22,316,000 remained impaired as of December 31, 2014, $6,981,000 of such loans were foreclosed and became real estate owned by the Company during 2014, and $2,441,000 of such loans were paid off by the borrowers.

As of December 31, 2014 and 2013, approximately $67,780,000 (99.6%) and $58,527,000 (99.5%) of our loans are interest-only and/or require the borrower to make a “balloon payment” on the principal amount upon maturity of the loan. To the extent that a borrower has an obligation to pay loan principal in a large lump sum payment, its ability to satisfy this obligation may be dependent upon its ability to sell the property, obtain suitable refinancing or otherwise raise a substantial cash amount. As a result, these loans involve a higher risk of default than fully amortizing loans. Borrowers occasionally are not able to pay the full amount due at the maturity date.  We may allow these borrowers to continue making the regularly scheduled monthly payments for certain periods of time to assist the borrower in meeting the balloon payment obligation without formally filing a notice of default.  These loans for which the principal and any accrued interest is due and payable, but the borrower has failed to make such payment of principal and/or accrued interest are referred to as “past maturity loans”. As of December 31, 2014 and 2013, we had three and eight past maturity loans totaling approximately $9,476,000 and $18,198,000, respectively.

During the year ended December 31, 2014, the terms of one impaired loan were modified as a troubled debt restructuring. The loan was rewritten as the borrower had paid the principal balance down partially from sale proceeds. The maturity date was extended by six months to April 2015. All other terms of the loan remained the same. Management believes that no specific loan loss allowance is needed on this modified loan given the estimated underlying collateral value.

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

As of December 31, 2014 and 2013, we held the following types of loan investments:
	December 31, 2014	December 31, 2013
By Property Type:
Commercial	$52,531,537	$26,158,878
Residential	13,491,906	27,461,913
Land	2,010,068	5,175,502
	$68,033,511	$58,796,293
By Position:
Senior loans	$65,533,511	$52,876,293
Junior loans*	2,500,000	5,920,000
	$68,033,511	$58,796,293
* The junior loans in our portfolio at December 31, 2014 and 2013 are junior to existing senior loans held by us and are secured by the same collateral.

The types of property securing our commercial real estate loans are as follows as of December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013
Commercial Real Estate Loans:
Retail	$7,591,592	$4,140,000
Assisted care	—	4,021,946
Office	25,742,246	15,484,932
Apartment	9,622,580	—
Industrial	3,080,000	1,245,000
Marina	3,200,000	—
Church	1,175,000	—
Restaurant	1,058,567	—
Golf course	1,061,552	1,267,000
	$52,531,537	$26,158,878

Scheduled maturities of loan investments as of December 31, 2014 and the interest rate sensitivity of such loans are as follows:
	Fixed Interest Rate	Variable Interest Rate	Total
Year ending December 31:
2014 (past maturity)	$8,613,752	$862,329	$9,476,081
2015	7,521,620	—	7,521,620
2016	28,192,388	3,453,000	31,645,388
2017	7,548,492	—	7,548,492
2018	11,588,183	—	11,588,183
2019	—	—	—
Thereafter (through 2028)	253,747	—	253,747
	$63,718,182	$4,315,329	$68,033,511

Variable rate loans may use as indices the one-year, five-year and 10-year Treasury Constant Maturity Index (0.25%, 1.65% and 2.17%, respectively, as of December 31, 2014), the prime rate (3.25% as of December 31, 2014) or the weighted average cost of funds index for Eleventh District savings institutions (0.69% as of December 31, 2014) or include terms whereby the interest rate is increased at a later date. Premiums over these indices have varied from 2.0% to 6.5% depending upon market conditions at the time the loan is made.

The following is a schedule by geographic location of loan investments as of December 31, 2014 and 2013:

	December 31, 2014 Balance	Portfolio Percentage	December 31, 2013 Balance	Portfolio Percentage
Arizona	$8,788,098	12.92%	$7,535,000	12.81%
California	54,685,345	80.38%	39,862,058	67.80%
Hawaii	1,450,000	2.13%	1,450,000	2.47%
Louisiana	—	0.00%	1,520,000	2.58%
Oregon	1,250,000	1.84%	—	0.00%
Pennsylvania	—	0.00%	4,021,946	6.84%
Utah	—	0.00%	2,391,286	4.07%
Washington	1,860,068	2.73%	2,016,003	3.43%
	$68,033,511	100.00%	$58,796,293	100.00%

As of December 31, 2014 and 2013, our loans secured by real property collateral located in Northern California totaled approximately 78% ($53,073,000) and 55% ($32,362,000), respectively, of the loan portfolio. The Northern California region (which includes Monterey, Fresno, Kings, Tulare and Inyo counties and all counties north) is a large geographic area which has a diversified economic base. The ability of borrowers to repay loans is influenced by the economic strength of the region and the impact of prevailing market conditions on the value of real estate.

Our investment in loans increased by $9,237,000 (15.7%) during the year ended December 31, 2014 as a result of new loan originations during the year, net of loan payoffs and foreclosures.

The allowance for loan losses decreased by approximately $1,870,000 and $19,679,000 (reversal of provision and charge-offs) during the years ended December 31, 2014 and 2013, respectiely.  The Manager believes that the allowance for loan losses is sufficient given the estimated underlying collateral values of impaired loans. There is no precise method used by the Manager to predict delinquency rates or losses on specific loans.  The Manager has considered the number and amount of delinquent loans, loans subject to workout agreements and loans in bankruptcy in determining allowances for loan losses, but there can be no absolute assurance that the allowance is sufficient.  Because any decision regarding the allowance for loan losses reflects judgment about the probability of future events, there is an inherent risk that such judgments will prove incorrect.  In such event, actual losses may exceed (or be less than) the amount of any reserve.  To the extent that we experience losses greater than the amount of its reserves, we may incur a charge to earnings that will adversely affect operating results and the amount of any dividends paid.

Changes in the allowance for loan losses for the years ended December 31, 2014 and 2013 were as follows:
	2014	2013
Balance, beginning of period	$4,739,088	$24,417,897
Reversal of loan losses	(1,869,733)	(7,822,112)
Charge-offs	—	(11,856,697)
Balance, end of period	$2,869,355	$4,739,088

As of December 31, 2014 and 2013, there was a general allowance for loan losses of $480,000 and $1,114,000, respectively, and a specific allowance for loan losses on two loans in the total amount of $2,389,355 and $3,625,088, respectively.

Real Estate Properties Held for Sale and Investment

As of December 31, 2014, we held title to thirty-one properties that were acquired through foreclosure, with a total carrying amount of approximately $163,017,000 (including properties held in twelve limited liability companies and one corporation), net of accumulated depreciation of $6,075,000. As of December 31, 2014, properties held for sale total $59,494,000 and properties held for investment total $103,523,000. We foreclosed on three and six loans during the years ended December 31, 2014 and 2013, respectively, with aggregate principal balances totaling $7,671,000 and $26,187,000, respectively, and obtained the underlying properties via the trustee’s sales (see below). When we acquire property by foreclosure, we typically earn less income on those properties than could be earned on loans and we may not be able to sell the properties in a timely manner.

Real estate properties held for sale as of December 31, 2014 and 2013 consists of the following properties acquired through foreclosure:

	2014	2013
Retail complex, Greeley, Colorado (held within 720 University, LLC) – transferred from held for investment in 2014	$11,547,472	$—
Undeveloped, industrial land, San Jose, California – transferred to held for investment in 2014	—	1,958,400
Undeveloped, commercial land, Half Moon Bay, California – sold in 2014	—	1,468,800
Medical office condominium complex, Gilbert, Arizona (held within AMFU, LLC) – transferred from held for investment in 2014	4,716,159	—
Commercial buildings, Sacramento, California – transferred from held for investment in 2014	3,890,968	—
Unimproved, residential and commercial land, Gypsum, Colorado – transferred from held for investment in 2014	5,813,434	—
Commercial and residential land under development, South Lake Tahoe, California (held within Tahoe Stateline Venture, LLC) – transferred from held for investment in 2014	30,449,896	—
Marina with 30 boat slips and 11 RV spaces, Oakley, California (held within The Last Resort and Marina, LLC) – transferred to held for investment in 2014	—	408,000
Golf course, Auburn, California (held within Lone Star Golf, Inc.)	2,020,410	1,961,284
1/7th interest in single family home, Lincoln City, Oregon – transferred to held for investment in 2014	—	93,647
Retail buildings, San Jose, California – obtained via foreclosure in 2014	1,056,000	—
	$59,494,339	$5,890,131

Real estate held for investment is comprised of the following properties as of December 31, 2014 and 2013:

	2014	2013
Light industrial building, Paso Robles, California	$1,459,063	$1,489,120
Commercial buildings, Roseville, California	731,905	767,077
Retail complex, Greeley, Colorado (held within 720 University, LLC) – transferred to held for sale in 2014	—	11,697,485
Undeveloped, residential land, Madera County, California	726,580	726,580
Undeveloped, residential land, Marysville, California	403,200	403,200
Undeveloped land, Auburn, California (formerly part of golf course owned by DarkHorse Golf Club, LLC)	103,198	103,198
75 improved, residential lots, Auburn, California (held within Baldwin Ranch Subdivision, LLC)	3,878,544	3,878,544
Undeveloped, industrial land, San Jose, California – transferred from held for sale in 2014	1,958,400	—
Storage facility/business, Stockton, California	3,847,884	3,943,780
One and two improved residential lots, West Sacramento, California – one lot sold in 2014	58,560	117,120
Undeveloped, residential land, Coolidge, Arizona	1,017,600	1,017,600
Marina with 30 boat slips and 11 RV spaces, Oakley, California (held within The Last Resort and Marina, LLC) – transferred from held for sale in 2014	236,500	—
Office condominium complex (15 units), Roseville, California	3,684,203	3,810,020
Industrial building, Sunnyvale, California (held within Wolfe Central, LLC)	3,027,734	3,116,791
133 condominium units, Phoenix, Arizona (held within 54th Street Condos, LLC)	6,933,229	7,097,056
Medical office condominium complex, Gilbert, Arizona (held within AMFU, LLC) – transferred to held for sale in 2014	—	4,771,234
61 condominium units, Lakewood, Washington (held within Phillips Road, LLC)	4,364,743	4,509,828
Commercial buildings, Sacramento, California – transferred to held for sale in 2014	—	3,890,968
169 condominium units and 160 unit unoccupied apartment building under renovation, Miami, Florida (held within TOTB Miami, LLC)	34,353,958	33,017,315
1/7th interest in single family home, Lincoln City, Oregon – transferred from held for sale in 2014	93,647	—
12 condominium and 3 commercial units, Tacoma, Washington (held within Broadway & Commerce, LLC)	2,408,681	2,413,170
6 improved residential lots, Coeur D’Alene, Idaho	316,800	316,800
Unimproved, residential and commercial land, Gypsum, Colorado – transferred to held for sale in 2014	—	5,814,418
Retail Complex, South Lake Tahoe, California (held within Tahoe Stateline Venture, LLC) (1)	23,211,896	34,495,674
Marina and yacht club with 179 boat slips, Isleton, California (held within Brannan Island, LLC)	2,220,448	2,028,855
Unimproved, residential and commercial land, Bethel Island, California (held within Sandmound Marina, LLC)	2,334,773	—
Marina with 52 boat slips and campground, Bethel Island, California (held within Sandmound Marina, LLC)	1,145,919	—
Assisted living facility, Bensalem, Pennsylvania – obtained via foreclosure in 2014	5,005,000	—
	$103,522,466	$129,425,833
(1) As of December 31, 2013, balance includes all TSV land under development.

Changes in real estate held for sale and investment during the years ended December 31, 2014 and 2013 were as follows:

	2014	2013
Balance, beginning of period	$135,315,964	$127,773,349
Real estate acquired through foreclosure	9,572,406	19,602,478
Investments in real estate properties	21,987,250	9,017,330
Sales of real estate properties	(1,529,227)	(18,023,870)
Impairment losses on real estate properties	(179,040)	(666,240)
Depreciation of properties held for investment	(2,150,548)	(2,387,086)
Balance, end of period	$163,016,805	$135,315,964

Fourteen of our thirty-one properties do not currently generate revenue. Expenses from real estate properties (not including depreciation) have decreased from approximately $8,170,000 to $8,161,000 (0.1%) for the years ended December 31, 2013 and 2014, respectively, and revenues associated with these properties have increased from $11,223,000 to $12,268,000 (9.3%), thus generating net income from real estate properties of $4,107,000 during the year ended December 31, 2014 (compared to net income of $3,053,000 during 2013).

For purposes of assessing potential impairment of value during 2014 and 2013, we obtained updated appraisals or other valuation support on several of our real estate properties held for sale and investment, which resulted in additional impairment losses on one and two properties, respectively, in the aggregate amount of approximately $179,000 and $666,000, respectively, recorded in the consolidated statements of operations.

During the year ended December 31, 2014, gains totaling approximately $2,951,000 were recognized that had previously been deferred related to the sales of real estate properties in 2012 and 2013. The gains on the sales of the properties are being recognized under the installment method.

2014 Sales Activity

During the year ended December 31, 2014, we sold one of the improved, residential lots located in West Sacramento, California for net sales proceeds of approximately $164,000, resulting in a gain of approximately $105,000.

During the year ended December 31, 2014, we sold the parcel of unimproved land located in Half Moon Bay, California for net sales proceeds of approximately $1,647,000, resulting in a gain of approximately $178,000.

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

2014 Foreclosure Activity

During the year ended December 31, 2014, Sandmound Marina, LLC (“Sandmound”) (wholly owned by the Company) foreclosed on a first mortgage loan secured by unimproved land and a marina and campground located in Bethel Island, California with a principal balance of approximately $2,960,000 and obtained the properties via the trustee’s sale. In addition, advances made on the loan or incurred as part of the foreclosure in the total amount of approximately $282,000 were capitalized to the basis of the properties. The fair market values of the properties acquired were estimated to be higher than Sandmound’s recorded investment in the subject loan, and, thus, a gain on foreclosure in the amount of approximately $257,000 was recorded. The properties have been classified as held for investment as sales are not expected within one year.

During the year ended December 31, 2014, the Company foreclosed on a first mortgage loan secured by two adjacent, vacant buildings located in San Jose, California with a principal balance of approximately $690,000 and obtained the properties via the trustee’s sale. In addition, accrued interest and advances made on the loan or incurred as part of the foreclosure in the total amount of approximately $158,000 were capitalized to the basis of the properties. The fair market values of the properties acquired were estimated to be higher than the Company’s recorded investment in the subject loan, and, thus, a gain on foreclosure in the amount of approximately $208,000 was recorded. The properties have been classified as held for sale as a sale is expected to occur within one year.

During the year ended December 31, 2014, the Company foreclosed on a second mortgage loan secured by an assisted living facility located in Bensalem, Pennsylvania with a principal balance of approximately $3,420,000 and obtained the property via the trustee’s sale. In addition, advances made on the loan or incurred as part of the foreclosure in the total amount of approximately $519,000 were capitalized to the basis of the property. In 2012, the Company had purchased the first mortgage loan on this property which it became subject to at the time of foreclosure. Thus, the Company’s investment in this loan of approximately $1,079,000 was added to the basis of the property. The fair market value of the property acquired was estimated to approximate the Company’s recorded investments in the subject loans. The properties have been classified as held for investment as a sale is not expected within one year.

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

Majority and Wholly-Owned Limited Liability Companies

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

The net income to the Company from 720 University was approximately $355,000 and $203,000 during the years ended December 31, 2014 and 2013, respectively. The non-controlling interest of the joint venture partner of approximately $5,000 and $(15,000) as of December 31, 2014 and 2013, respectively, is reported in the accompanying consolidated balance sheets. The book value of 720 University’s real property was approximately $11,547,000 and $11,697,000 as of December 31, 2014 and 2013, respectively.

The Company had a note payable with a bank with a principal balance of $9,741,463 and $9,917,585 of December 31, 2014 and 2013, respectively, through its investment in 720 University, which note was secured by the commercial retail property. The note required monthly interest and principal payments until the maturity date of March 1, 2015. The interest rate on the loan was fixed at 5.07% per annum.

In November 2014, 720 University entered into a Real Estate Sale Agreement pursuant to which 720 University agreed to sell the property for $21,000,000 (subsequently reduced to $20,750,000). The buyer deposited $500,000 upon execution and deposited an additional $500,000 once the due diligence period expired in January 2015 and these deposits are non-refundable. On January 30, 2015, an initial closing was held for the purpose of refinancing the 720 University note payable, and the buyer extended a new loan to 720 University to repay the existing note payable to the bank. The principal amount of the new loan is $9,771,263 and will accrue interest at 6.0% per annum until paid off upon the closing of the sale of the property to the buyer which is expected to occur on or about May 28, 2015. The closing of the sale of the property is subject to typical conditions and there can be no assurance that the closing will occur.

TOTB Miami, LLC

During the year ended December 31, 2011, the Company and two co-lenders (which included OFG and PRC Treasures, LLC, or PRC) foreclosed on a participated, first mortgage loan secured by a condominium complex located in Miami, Florida with a principal balance to the Company of approximately $26,257,000 and obtained an undivided interest in the properties via the trustee’s sale. The Company and the other lenders formed a Florida limited liability company, TOTB Miami, LLC (“TOTB”), to own and operate the complex. The complex consists of three buildings, two of which have been renovated and are being leased, and in which 169 units remain unsold and one which has been contributed to a wholly-owned subsidiary of TOTB, TOTB North, and contains 160 vacant units that are currently being renovated. Based on an appraisal, it was determined that the fair value of the property was lower than our total investment in the loan (including a previously established loan loss allowance of $10,188,000) and an additional charge to provision for loan losses of approximately $450,000 was recorded at the time of foreclosure during the first quarter of 2011 (total charge-off of $10,638,000).

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

During the year ended December 31, 2014, TOTB contributed the vacant and unimproved 160 unit apartment building to a new wholly-owned entity, TOTB North. TOTB North then entered into a construction loan agreement which will provide up to $21,304,000 for the purpose of renovating and improving the apartment building. As of December 31, 2014, approximately $1,008,000 had been drawn from the a new construction loan to fund debt issuance costs and pre-construction costs to date. In addition, TOTB North has entered into various contracts for the design, engineering, first phase demolition and concrete remediation and second phase construction for the renovation project in the aggregate amount of approximately $21,786,000 of which approximately $1,557,000 had been incurred as of December 31, 2014. In addition, another $580,000 in renovation-related costs, interest, property taxes, and amortization of deferred financing costs have been capitalized (total of $2,137,000) as of December 31, 2014. During the year ended December 31, 2014, the Company and OFG contributed approximately $453,000 and $108,000, respectively, to TOTB to fund the initial $1,000,000 deposit required pursuant to the construction loan agreement.

During 2014, TOTB entered into a new loan agreement whereby it borrowed $13,000,000 secured by the 169 renovated and leased condominium units. The outstanding balance as of December 31, 2014 was approximately $12,975,000. The loan bears interest at the floating daily three month LIBOR rate of interest plus 4.0% per annum, but in no event will the rate be lower than 4.25%. The interest rate as of December 31, 2014 was 4.26%. Principal and interest is payable monthly with principal amortizing over 300 months. The initial maturity date is November 16, 2017 which may be extended for two additional one year periods if all conditions in the loan agreement are met. The net cash proceeds from the new loan were distributed to the members of TOTB ($10,256,000 to ORM and $2,446,000 to OFG).

The noncontrolling interests of OFG totaled approximately $4,170,000 and $6,372,000 as of December 31, 2014 and 2013, respectively. The net income to the Company from TOTB was approximately $573,000 and $201,000 during the years ended December 31, 2014 and 2013, respectively.

 Tahoe Stateline Venture, LLC

We made a series of loans with aggregate principal balances totaling approximately $24,203,000 originally secured by first, second and third deeds of trust on 29 parcels of land with entitlements for a 502,267 square foot resort development located in South Lake Tahoe, California known as Chateau at Lake Tahoe (the “Project”). Through multiple foreclosures, 16 of the parcels within the Project were acquired by lenders who held senior positions to the Company. In December 2012, we acquired seven of those parcels, that were contiguous to parcels securing our loans, from the foreclosing lenders, for approximately $6,700,000,. The parcel purchases were made through TSV. The sellers of the parcels provided financing for the balance of the purchase prices which totaled $3,300,000 at 5% interest with interest only, semi-annual payments and principal due in December 2016. One of these loans with a principal balance of $400,000 was repaid in full in December 2014. While these parcels were originally part of the security for our loans, management had chosen not to advance the funds to acquire the parcels at the foreclosure sales in 2010 and 2011 due to the uncertainty surrounding the Project.

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

In July 2013, TSV advanced $660,000 to obtain a release of a second deed of trust that was senior to TSV’s loan on a single parcel of land located on South Lake Tahoe Blvd. and adjacent to the parcels TSV acquired in the May 2013 foreclosure. In July 2013, TSV foreclosed on this parcel, subject to the existing first loan with a principal balance of $1,000,000 plus accrued interest. In October 2013, the holders of this security agreed to restructure the note by waving the accrued interest in exchange for a $300,000 principal pay down. The restructured note (now with a principal balance of $500,000 after another $200,000 repayment made during 2014) is due on August 1, 2017 and requires interest only payments on a quarterly basis at an interest rate of 5%. The holders on this note also agreed to release from their security another parcel of land that TSV had acquired in the May 2013 foreclosure.

After the final trustee sale, TSV owned all of the parcels necessary to complete the first retail phase of the Project and began construction in the summer of 2013. In April 2014, TSV finalized the purchase of nine additional parcels of land (and certain related assets) that constitute the balance of parcels in the second phase of the Project and that border the other parcels owned by TSV for $6,000,000 in cash.  As a result of the purchase, TSV now owns 24 parcels encompassing the entire Project (after combining six parcels into one for the retail development and purchase of nine parcels in 2014).

TSV completed the construction of the first phase of the Project consisting of 30,255 square feet of retail space (of which 22,909 is currently leasable) during the fourth quarter of 2014 and the property is currently approximately 75% leased. The first phase retail building with a book value of approximately $23,212,000 as of December 31, 2014 remains as Held for Investment, and the second phase property (commercial and residential land under development), with a book value of approximately $30,450,000, has been transferred to Held for Sale as the property is listed and a sale is expected within one year.

1875 West Mission Blvd., LLC

1875 West Mission Blvd., LLC (“1875”) was a California limited liability company formed for the purpose of owning 22.41 acres of industrial land located in Pomona, California which was acquired by the Company and PNL (who were co-lenders in the subject loan) via foreclosure in August 2011. Pursuant to the Operating Agreement of 1875, we had a 60% membership interest in 1875 and were entitled to collect approximately $5,078,000 upon the sale of the property after PNL collects any unreimbursed LLC expenses it has paid and $1,019,000 in its default interest at the time of foreclosure. The assets, liabilities, income and expenses of 1875 have been consolidated into the accompanying consolidated balance sheet and statement of operations of the Company. The land was sold during the year ended December 31, 2013 for net sales proceeds of approximately $9,489,000 resulting in gain on sale of $2,174,000. As we received our basis in 1875 of $5,078,000 upon sale, after non-controlling interest expense to PNL, there was no net gain or loss to the Company. The noncontrolling interest of PNL was approximately $(4,000) as of December 31, 2013.

There was no net income or loss to the Company from 1875 for the years ended December 31, 2014 and 2013.

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

During the years ended December 31, 2014 and 2013, we received capital distributions from 1850 in the total amount of $170,000 and $160,000, respectively. The net income to the Company from its investment in 1850 De La Cruz was approximately $170,000 and $161,000 for the years ended December 31, 2014 and 2013, respectively.

The approximate net income (loss) from our real estate properties held within wholly-owned limited liability companies and a wholly owned corporation and other investment properties with significant operating results (including gains/losses from sales and impairment losses), for the years ended December 31, 2014 and 2013 not already discussed above are included in the table below. The information presented includes only the revenues and expenses directly related to the properties and no allocations have been made for overhead and other expenses the Company incurs that are not directly related to an individual property.

	2014	2013
DarkHorse Golf Club, LLC (golf course sold in 2012)	$—	$(166,000)
Lone Star Golf, Inc.	9,000	(99,000)
Baldwin Ranch Subdivision, LLC	(108,000)	(92,000)
The Last Resort and Marina, LLC	(189,000)	(22,000)
54th Street Condos, LLC	35,000	(43,000)
Wolfe Central, LLC	397,000	397,000
AMFU, LLC	(14,000)	65,000
Phillips Road, LLC	138,000	108,000
Broadway & Commerce, LLC	48,000	47,000
Brannan Island, LLC	3,000	(55,000)
Piper Point Marina- held in Sandmound Marina, LLC (foreclosed in 2014)	(57,000)	—
Light industrial building, Paso Robles, California	179,000	146,000
Undeveloped industrial land, San Jose, California	(122,000)	(114,000)
Office buildings, Roseville, California	6,000	7,000
Office condominium complex, Roseville, California	(14,000)	128,000
Storage facility/business, Stockton, California	311,000	292,000
Undeveloped land, Gypsum, Colorado	(188,000)	(156,000)

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents and restricted cash decreased from approximately $12,254,000 as of December 31, 2013 to approximately $7,662,000 as of December 31, 2014 ($4,592,000 or 37.5% decrease) primarily due to construction costs on the retail project owned by TSV, other capital expenditures on real estate and investments in new loans, net of repayments of loans, net advances from the new lines of credit and proceeds from new debt obtained on the TSV and TOTB properties during 2014.

Interest and Other Receivables

Interest and other receivables decreased from approximately $1,674,000 as of December 31, 2013 to $1,482,000 as of December 31, 2014 ($192,000 or 11.5% decrease) due primarily to the foreclosure of three loans during 2014 that had outstanding advances that were ultimately reclassified to the basis of the real estate obtained. This was partially offset by an increase in interest income receivable on loans as the balance of performing loans in the portfolio increased between December 31, 2013 and 2014.

Deferred Financing Costs

Deferred financing costs increased from approximately $95,000 as of December 31, 2013 to $1,318,000 as of December 31, 2014 ($1,223,000 increase) due primarily to additional debt issuance costs paid or incurred related to our new lines of credit with CB&T and Opus executed during 2014, for a new construction loan executed by TOTB North, for a new loan secured by the renovated and leased condominium units in TOTB and for a new loan securing the retail complex owned by TSV in the aggregate amount of $1,476,000, net of amortization of deferred financing costs of approximately $254,000 during the year.

Dividends Payable

Dividends payable increased from approximately $180,000 as of December 31, 2013 to $1,292,000 as of
December 31, 2014 because the Board of Directors approved the payment of dividends on a quarterly basis rather than on a monthly basis in their January 2014 meeting. The Board of Directors declared a quarterly dividend on December 20, 2014 of $0.12 per share or approximately $1,292,000 that was paid on January 14, 2015 to stockholders of record at the close of business on December 31, 2014.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities decreased from approximately $2,711,000 as of December 31, 2013 to $2,220,000 as of December 31, 2014 ($491,000 or 18.1% decrease), due primarily to decreased payables related to the construction activities on the property owned by TSV as the project was completed in the fourth quarter of 2014 and due to a decrease in accrued property taxes payable on our real estate properties as of December 31, 2014.

Deferred Gains

Deferred gains decreased from approximately $3,313,000 as of December 31, 2013 to approximately $362,000 as of December 31, 2014 ($2,951,000 or 89.1% decrease) due to partial and full principal repayments received on three carryback loans during the year ended December 31, 2014, resulting in the recognition of additional gain under the installment method of $2,951,000.

Lines of Credit Payable

Lines of credit payable increased from $0 as of December 31, 2013 to $11,450,000 as of December 31 2014. We executed two new line of credit agreements with two banks during 2014 and began to borrow from the lines during 2014 to provide funds for new loan originations.

Notes and Loans Payable on Real Estate

Notes and loans payable increased from approximately $13,918,000 as of December 31, 2013 to approximately $37,570,000 as of December 31, 2014 ($23,652,000 increase) due primarily to the new construction loan obtained by TOTB North and advances from the loan totaling $1,008,000 to fund deferred financing and pre-construction costs, the new loan payable obtained by TOTB secured by the renovated and leased condominium units with  a principal balance of $12,975,000 and the new loan payable obtained by TSV secured by the recently completed retail complex with a principal balance of $10,445,000 as of December 31, 2014.

Noncontrolling Interests

Noncontrolling interests decreased from approximately $6,352,000 as of December 31, 2013 to approximately $4,175,000 as of December 31, 2014 ($2,177,000 or 34.3% decrease), due primarily to a cash distribution made to OFG of $2,446,000 during 2014 as a result of the new loan obtained on the renovated and leased condominium units owned by TOTB.

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
The following table reconciles FFO to comparable GAAP financial measures:

	For the Year Ended
	December 31, 2014	December 31, 2013
Funds from Operations
Net income attributable to common stockholders	$ 7,929,629	$ 8,732,897
Adjustments:
Depreciation and amortization of real estate and other assets	2,255,577	2,485,587
Depreciation allocated to non-controlling interests	(125,921)	(180,771)
Amortization of deferred financing costs to interest expense	132,723	—
Accretion of discount on loan to interest income	(122,004)	—
Impairment losses on real estate properties	179,040	666,240
Reversal of provision for loan losses	(1,869,733)	(7,822,112)
Gain on sales of real estate, net	(3,243,359)	(2,942,861)
Gain on foreclosures of loans	(464,754)	(952,357)
Adjustments for unconsolidated ventures	—	(1,000)
FFO attributable to common stockholders	$ 4,671,198	$ (14,377)
Basic and diluted FFO per common share	$ 0.43	$ 0.00

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

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover probable losses of the Company. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Loan losses deemed to be uncollectible are charged against the allowance for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses. As of December 31, 2014, management believes that the allowance for loan losses of $2,869,000 is adequate in amount to cover probable incurred credit losses. Because of the number of variables involved, the magnitude of the swings possible and management’s inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by management. As of December 31, 2014, six loans totaling $22,316,000 were impaired and four of these loans totaling $10,728,000 are not accruing interest. Two of these loans totaling $8,614,000 were past maturity as of December 31, 2014. In addition, one loan totaling $862,000 was also past maturity but less than ninety days delinquent in monthly payments as of December 31, 2014 (combined total of $23,178,000 in loans that are past maturity and impaired). During the year ended December 31, 2014, we recorded a decrease in the allowance for loan losses of $1,870,000 (net decrease in the specific loan loss allowance of $1,236,000 and decrease in the general allowance of $634,000).  Management believes that the allowance for loan losses is sufficient given the estimated fair value of the collateral underlying impaired and past maturity loans and based on historical loss and delinquency factors applied to performing loans by class.

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

We require liquidity to:

•	fund future loan investments;
•	to develop, improve and maintain real estate properties;
•	to repay principal and interest on our borrowings;
•	to pay our expenses, including compensation to our Manager;
•	to pay U.S. federal, state, and local taxes of our TRSs; and
•	to distribute annually a minimum of 90% of our REIT taxable income and to make investments in a manner that enables us to maintain our qualification as a REIT.

We intend to meet these liquidity requirements primarily through the following:

•	the use of our cash and cash equivalent balances of $1,414,000 as of December 31, 2014;
•	cash generated from operating activities, including interest income from our loan portfolio and income generated from our real estate properties;
•	proceeds from the sales of real estate properties;
•	proceeds from our new revolving lines of credit;
•	proceeds from future borrowings including additional lines of credit;
•	proceeds from the new construction loan obtained by TOTB North for renovation of the vacant apartment building; and
•	proceeds from potential future offerings of our equity securities.

The following table summarizes our cash flow activity for the periods presented:

	Year Ended December 31,
	2014	2013
Net cash provided by (used in) operating activities	$2,967,167	$(607,672)
Net cash (used in) provided by investing activities	(38,875,451)	1,352,099
Net cash provided by (used) in financing activities	29,163,095	(13,717,198)

During the year ended December 31, 2014, our cash and cash equivalents decreased approximately $6,745,000 primarily due to investments in new loans and capitalized costs related to construction on the retail portion of the land owned by TSV. Although cash has decreased, we now have two new lines of credit, which together may currently provide an additional $34,076,000 available to us (or $40,000,000 when fully collateralized). As of December 31, 2014, $11,450,000 had been drawn on the lines of credit. These lines of credit will require us to potentially maintain up to $7,000,000 of restricted cash with the applicable banks, which is approximately $1,000,000 more than our current restricted cash balance held with such banks.

Operating Activities

Cash flows from operating activities are primarily rental and other income from real estate properties, net of real estate expenses, and interest received from our investments in loans, partially offset by payment of operating expenses. For the year ended December 31, 2014, cash flows from operating activities increased $3,575,000, compared to the year ended December 31, 2013. The increase reflects increased cash flow from rental properties as a result of increased occupancy and rental rates, completion and leasing of the TSV retail complex during the fourth quarter of 2014 and increased interest income on performing loans and collected on impaired loans during 2014.

Investing Activities

Net cash used in investing activities for both periods presented reflect our investing activity. For the year ended December 31, 2014, cash flows from investing activities decreased $40,228,000. Approximately $38,875,000 was used in investing activities during 2014 as $68,564,000 was used for investments in loans, improvements to real estate properties and transfers to restricted cash, which was partially offset by approximately $29,711,000 received from the payoff of loans, proceeds from the sale of a real estate property and distribution from an equity method investment during the period.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2014 reflects net advances on our new lines of credit from CB&T and Opus Bank of $11,450,000 (advances net of repayments), $23,331,000 in aggregate borrowings from the new TOTB North construction loan, the new TOTB loan payable and the new TSV loan payable and a $113,000 contribution from noncontrolling interest, net of dividends paid to stockholders of approximately $1,795,000, distribution of non-controlling interest of $2,455,000, purchase of treasury stock pursuant to the Repurchase Program of $325,000, payment of deferred financing costs of $355,000 and repayments of notes payable of $801,000.

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

Contractual Obligations and Commitments

The table below summarizes our known contractual obligations as of December 31, 2014 and in future periods in which we expect to settle such obligations. The table does not reflect the effect of actual repayments or draws on the obligations or any new financing obtained subsequent to year end.

	Payment due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Recourse indebtedness:
Lines of credit payable (1)	$11,450,000	$—	$11,450,000	$—	$—
Loans payable on real estate	23,420,167	—	12,975,167	—	10,445,000
Construction loan payable (2)	1,007,919	—	1,007,919	—	—

Total recourse indebtedness	35,878,086	—	25,433,086	—	10,445,000
Non-recourse indebtedness:
Notes payable on real estate	13,141,463	9,741,463	3,400,000	—	—

Total non-recourse indebtedness	13,141,463	9,741,463	3,400,000	—	—

Total indebtedness	49,019,549	9,741,463	28,833,086	—	10,445,000
Interest payable (3)	4,641,455	1,720,452	2,294,852	626,151	—
Real estate construction/renovation contracts	21,295,173	18,405,215	2,889,958	—	—
Commitments to reimburse tenant improvements	226,044	226,044	—	—	—
Funding commitments to borrowers (4)	5,934,708	5,934,708	—	—	—

Total	$81,116,929	$36,027,882	$34,017,896	$626,151	$10,445,000

(1)	As of December 31, 2014, the Company has the ability to borrow a total of $34,076,000 on its two lines of credit.
(2)	Total available to advance for construction is $21,304,000 and management expects that this amount will be advanced monthly to arrive at that balance by March 2016.
(3)
Variable-rate indebtedness assumes a 3 month LIBOR rate of 0.26%, a 6 month LIBOR rate of 0.36% and a prime rate of 3.25% (actual rates at December 31, 2014) through the original maturity date of the financing.  Interest payable is based on balances outstanding as of December 31, 2014.

(4)	Amounts represent the commitments we have made to fund borrowers in our existing lending arrangements as of December 31, 2014.

The table above does not reflect amounts due to the Manager pursuant to our charter, as described below, as the charter does not provide for a fixed and determinable payment.

Management Agreement and Charter

The Manager provides services to the Company pursuant to the Management Agreement with the Manager dated May 20, 2013, and is entitled to receive a management fee, servicing fee, late fees, other miscellaneous fees, and the reimbursement of certain expenses as described in the Company’s charter. In consideration of the management services rendered to the Company, OFG is entitled to receive from the Company a management fee payable monthly, subject to a maximum of 2.75% per annum of the average unpaid balance of the mortgage loans at the end of each month in the calendar year. In addition, OFG in is also entitled to a monthly loan servicing fee, which, when added to all other fees paid in connection with the servicing of a particular loan, does not exceed the lesser of the customary, competitive fee paid in the community where the loan is placed for the provision of such services on that type of loan, or up to 0.25% per annum of the unpaid principle balance of the loans. Pursuant to the charter, OFG also receives all late payment charges from borrowers on loans owned by the Company, as well as, other miscellaneous fees which are collected from loan payments, loan payoffs or advances from loan principal, payable in cash on a monthly basis following the end of each month.

In addition, OFG is reimbursed by the Company for the actual cost of goods, services and materials used for or by the Company and paid by OFG and the salary and related salary expense of OFG’s non-management and non-supervisory personnel performing services for the Company which could be performed by independent parties, including tax, accounting, and legal expenses (subject to certain limitations in the Management Agreement). Expense reimbursements to OFG are made in cash on a monthly basis following the end of each month. The Company’s reimbursement obligation is not subject to any dollar limitation.

The Management Agreement and the terms of the charter compensation and expense reimbursement  shall remain in effect for the duration of the existence of the Company, unless earlier terminated by the affirmative vote of the holders of a majority of the outstanding shares of Common Stock, automatically, or by OFG, or by the Company in accordance with the Agreement.

Company Debt

CB&T Line of Credit

On February 10, 2014, we entered into a credit agreement and related documents with California Bank & Trust (“CB&T”) which provides us with a new secured revolving line of credit (the “CB&T Credit Facility”).  Subject to various conditions, borrowings under the CB&T Credit Facility will be used for general corporate purposes and to finance the origination of new commercial real estate loans.  The maximum borrowings under the CB&T Credit Facility is the lesser of $20,000,000 or the amount determined pursuant to a borrowing base calculation based on a percentage of the appraised value of eligible loan and real estate assets we pledge as collateral to secure the loan. As of December 31, 2014, the total amount available to borrow under the CB&T Credit Facility was $17,355,000 and the balance outstanding was $11,450,000 (leaving $5,905,000 available). As of the date of this filing, the total amount available to borrow is $18,855,000 and the balance outstanding is $17,228,000.

Borrowings under the CB&T Credit Facility mature on February 5, 2016 and advances may be made up to that date.  Such borrowings bear interest payable monthly at the prime rate of interest established by CB&T from time-to-time plus one quarter percent (.25%) per annum (3.5% at December 31, 2014). Upon a default such interest rate increases by 2.00%.  The CB&T Credit Facility required the payment of an origination fee of $100,000 and other issuance costs and is subject to certain ongoing administrative fees and expenses. As of December 31, 2014, $177,000 of these costs had been paid and capitalized to deferred financing costs. Interest expense on the CB&T Credit Facility was approximately $468,000 during the year ended December 31, 2014 (including $69,000 in amortization of deferred financing costs).

The CB&T Credit Facility agreements contain customary events of default and affirmative, negative and financial covenants for a loan of this type.

Opus Line of Credit

On April 22, 2014, we entered into a credit agreement and related documents with Opus Bank (“Opus”) which provides us with a new secured revolving line of credit (the “Opus Credit Facility”).  Subject to various conditions, borrowings under the Opus Credit Facility will be used by us for general corporate purposes and to finance the origination of new commercial real estate loans.  The maximum borrowings under the Opus Credit Facility is the lesser of $20,000,000 or the amount determined pursuant to a borrowing base calculation based on a percentage of the appraised valued of eligible loan and real estate assets we pledge as collateral to secure the loan. As of December 31, 2014, the total amount available to borrow under the Opus Credit Facility was $16,721,000 and there was no balance outstanding (leaving $16,721,000 available). As of the date of this filing, the total amount available to borrow is approximately $16,721,000 and there is no balance outstanding.  Advances under the Opus Credit Facility may be made by Opus until April 1, 2016.

All borrowings under the Opus Credit Facility bear interest payable monthly as follows: (i) continuing through October 1, 2014 the rate of interest will be 4.5%; (ii) commencing October 1, 2014, and on each successive six month anniversary during the term (the “Rate Change Date”), the rate of interest will be reset to the Six Month LIBOR rate of interest (currently .36%) as reported on such Rate Change Date plus four percent (4.0%) per annum but in no event will the interest rate be lower than 4.5% per annum. As of December 31, 2014, the interest rate was 4.5%. Upon a default such interest rate increases by an additional 5.00%. Commencing on May 1, 2016, in addition to the required interest payments, we are also required to make mandatory monthly principal payments and all amounts under the Opus Credit Facility are to be repaid not later than April 1, 2017.

The Opus Credit Facility required the payment of an origination fee of $100,000 and other issuance costs and is subject to certain administrative fees and expenses. As of December 31, 2014, $231,000 of these costs were paid and capitalized to deferred financing costs. Interest expense on the Opus Credit Facility was approximately $112,000 during the year ended December 31, 2014 (including $51,000 in amortization of deferred financing costs).

The Opus Credit Facility agreements contain customary events of default and affirmative, negative and financial covenants for a loan of this type.

TOTB North, LLC Construction Loan

On June 12, 2014, TOTB North entered into a construction loan agreement and related documents with Bank of the Ozarks (“Ozarks”) which provides TOTB North with a new secured construction loan (the “North Construction Loan”) of up to $21,304,000 to renovate the apartment building (together with the related parcel, the “Property”) owned by TOTB North (the “Project”).  The Company and the Manager have jointly and severally guaranteed completion of the Project and repayment of the loan, and have provided a carve-out guaranty with respect to standard “bad-boy” carve-out provisions.  The initial maturity date  of the loan is June 12, 2017, and may be extended at the option of TOTB North  for two additional one year periods if a number of conditions are met at the time of each extension including, among others, that there be no defaults, that the Property have a loan to value ratio at or below 60%, that the debt service coverage ratio (“DSCR”) of the Property equals or exceeds 1.25:1 at the time of each extension, that there be no material adverse change  relating to TOTB North or any guarantor and that certain additional fees are paid to Ozarks.

Borrowings under the North Construction Loan documents are subject to customary conditions, and the balance of the North Construction Loan was approximately $1,008,000 as of December 31, 2014 and approximately $1,580,000 as of the date of this filing. Borrowings under the North Construction Loan bear interest at  the floating daily Three Month LIBOR rate plus four percent (4.0%) per annum (the “Note Rate”), with a floor rate of four and one-half percent (4.5%).  Upon default the Note Rate increases eight percent (8.00%). The Note Rate as of December 31, 2014 was 4.5% per annum. Monthly interest only payments are required until the earlier to occur of (i) December 12, 2015 or (ii) the first interest payment date occurring after the Project is completed and the Property achieves a DSCR of greater than 1.25:1 (the “Amortization Commencement Date”).  Commencing on the Amortization Commencement Date, monthly principal payments are also required with principal amortizing over 300 months and the balance of the loan is due on the maturity date. Additionally, TOTB North made a required deposit with Ozarks of $1.0 million (the “Bridge Equity”) in 2014 using a capital contribution by TOTB Miami (excess funds held and capital contributions of $453,000 from the Company and $108,000 from OFG).  The Bridge Equity was provided to fund Project costs pending satisfaction of additional post-closing conditions under the loan documents, and Ozarks reimbursed the Bridge Equity as part of the loan in February 2015. All post-closing conditions were met in February 2015, and TOTB North was given access to the remaining balance of the North Construction Loan. In 2014, TOTB North paid Ozarks an origination fee and customary closing fees, disbursements and expenses totaling $622,000. The majority of these costs were paid from loan proceeds and capitalized to deferred financing costs. During 2014, approximately $121,000 of deferred financing costs were amortized to the Project. In addition, during 2014 approximately $22,000 of interest was incurred and capitalized to the Project.

The North Construction Loan documents contain customary events of default and affirmative, negative and financial covenants of TOTB North and the guarantors for a loan of this type, including, among others, a requirement that the Company in its capacity as a guarantor maintain a minimum of $5,000,000 in unencumbered cash balances and a minimum net worth of $35,000,000.

TOTB Miami, LLC Loan Payable

On November 17, 2014, TOTB Miami entered into a new loan agreement and related documents with Ozarks whereby TOTB Miami borrowed $13,000,000 (the “TOTB Miami Loan”). The loan is secured by the 154 leased condominium units owned in the Point building and the related parcel (the “TOTB Property”). The net cash proceeds from the loan were distributed to the members of TOTB Miami ($10,256,000 to ORM and $2,446,000 to OFG) in 2014. The Company and the Manager have jointly and severally guaranteed repayment of the loan, and have provided a carve-out guaranty with respect to standard “bad-boy” carve-out provisions.  Ozarks also required that the TOTB Miami Loan and the North Construction Loan be cross-collateralized and cross-defaulted, and that excess proceeds from any sale of collateral securing the North Construction Loan or the TOTB Miami Loan be used to reduce or pay off the other loan with Ozarks. The initial maturity date of the TOTB Miami Loan is November 16, 2017, and may be extended at the option of TOTB Miami for two additional one year periods if a number of conditions are met at the time of each extension, including among others, the conditions that there be no defaults, that the TOTB Property have a loan to value ratio at or below 65%, that the debt service coverage ratio (“DSCR”) of the TOTB Property equals or exceeds 1.35:1, that there be no material adverse change relating to TOTB Miami or any guarantor and that certain additional fees are paid to Lender.

The balance of the TOTB Miami Loan was approximately $12,975,000 as of December 31, 2014 and approximately $12,900,000 as of the date of this filing. Borrowings under the TOTB Miami Loan bear interest at the floating daily Three Month LIBOR rate plus four percent (4.0%) per annum (the “Note Rate”), with a floor rate of four and one-quarter percent (4.25%). Upon default the Note Rate increases by eight percent (8.00%). The Note Rate as of December 31, 2014 was 4.26 % per annum.  Principal and interest is payable monthly with principal amortizing over 300 months and the balance of the loan is due on the maturity date. TOTB Miami paid closing fees, disbursements and expenses, including an origination fee to Ozarks, which totaled approximately $323,000. The majority of these costs were paid out of proceeds from the loan and capitalized to deferred financing costs and are being amortized to interest expense using the effective interest method through the maturity date. During the year ended December 31, 2014, approximately $81,000 of interest expense was incurred (including approximately $12,000 of deferred financing costs amortized to interest expense).

The TOTB Miami Loan documents contain customary events of default and affirmative, negative and financial covenants of TOTB Miami and the guarantors for loans of this type, including among others a requirement that the Company in its capacity as a guarantor maintain: (i) a minimum of $5,000,000 in unencumbered cash balances and (ii) a minimum Net Worth of $35,000,000.

Tahoe Stateline Venture, LLC Loan Payable

TSV entered into a secured credit agreement and related documents, dated as of December 15, 2014, with RaboBank, N.A. (“RaboBank”) which provides TSV with a loan (the “TSV Loan”) of up to $14,500,000 to use primarily for new loan originations.   The maturity date of the loan is January 1, 2021. As of December 31, 2014 and the date of this filing TSV has borrowed $10,445,000 under the TSV Loan documents, and up to an additional $4,055,000 will be available to TSV in one or more future advances, provided that no event of default has occurred under the TSV Loan documents and that such additional advances do not result in a pro forma Debt Service Coverage ratio (as defined in the agreements) of less than 1.25:1.00.

Borrowings under the TSV Loan documents bear interest initially at a rate of 3.47% per annum (the “Long Term Adjustable Rate”), provided that on January 1, 2018 the Long Term Adjustable Rate will be reset to RaboBank’s then current market rate for three year fixed rate loans from comparable commercial real estate secured transactions, as determined by RaboBank in its sole discretion. Upon a default the interest rate on the outstanding principal balance increases by an additional five percent (5.00%) per annum and the rate on any other outstanding obligations under the TSV Loan documents increases to ten percent (10.00%) per annum. During the term of the TSV Loan, TSV will make monthly payments of principal and accrued interest in an amount calculated to amortize the original principal amount over a period of 300 months, subject to certain adjustments, and the balance of the loan is due on the maturity date. The Credit Agreement required the payment of a closing fee of $108,750 and certain administrative fees which totaled approximately $218,000. The majority of these costs were paid out of proceeds from the loan and capitalized to deferred financing costs and are being amortized to interest expense using the effective interest method through the maturity date. During the year ended December 31, 2014, approximately $1,000 of interest expense was incurred.

The TSV Loan documents contain customary events of default and affirmative, negative and financial covenants of TSV for loans of this type.

720 University, LLC Note Payable

We had a secured note payable with a bank through our investment in 720 University with a balance of $9,741,000 and $9,918,000 as of December 31, 2014 and 2013, respectively. The note required amortized monthly payments of $56,816 at a fixed rate of 5.07%, with the balance of unpaid principal due on March 1, 2015.  In November 2014, 720 University entered into an agreement to sell the property that collateralized this note and the buyer extended a new secured loan to 720 University to repay the existing note payable. The refinancing closed in January 2015. The principal amount of the new loan is $9,771,263 and accrues interest at 6.0% per annum. The principal is due and will be paid off upon the closing of the sale of the property to the buyer that is expected to occur on or about May 28, 2015.

Tahoe Stateline Venture, LLC Notes Payable

We had two and three secured notes payable in the aggregate amount of $3,400,000 and $4,000,000 as of December 31, 2014 and 2013, respectively, related to the foreclosure or purchase of nine parcels by TSV in 2013 and 2012. One note with a principal balance of $2,900,000 as of December 31, 2014 requires semi-annual interest-only payments of 5% per annum and is due in December 2016, and one note with a principal balance of $500,000 at December 31, 2014 requires quarterly interest-only payments of 5% per annum and is due in August 2017. We anticipate that the notes will be repaid from the proceeds of the eventual sale of the property, from line of credit advances or from cash reserves.

Commitments and Contingencies

As of December 31, 2014, we have commitments to advance additional funds to borrowers of construction, rehabilitation and other loans (including interest reserves) in the total amount of approximately $5,935,000.

We have an obligation to pay all required costs to remediate and monitor contamination of the real properties owned by 1850 De La Cruz, LLC (“1850”). As part of the Operating Agreement executed by the Company and its joint venture partner in 1850, Nanook, we have indemnified Nanook against all obligations related to the expected costs to monitor and remediate the contamination. In 2008, we accrued an amount that a third party consultant had estimated will need to be paid to monitor and remediate the site. The majority of clean-up activities were completed during 2012 as part of the tenant’s construction of a new building on the site. Thus, approximately $460,000 was paid by us from the previously established liability, and an additional $100,000 was accrued during the year ended December 31, 2012 as a result of an updated estimate of future costs to be incurred. If additional amounts are required, it will be an obligation of the Company. As of December 31, 2014 and 2013, approximately $60,000 and $63,000, respectively, of this obligation remains accrued on our books. The Company expects that all costs for this remediation will be paid from cash reserves.

During the course of due diligence performed by a potential buyer of TOTB in 2012, a low level of arsenic was found in the ground water of a monitoring well located on the property owned by TOTB. While the level of arsenic exceeds the minimum level acceptable for drinking water standards, the water under this property is subject to tidal influence and is not used for domestic consumption.  TOTB has retained an environmental consultant to perform additional testing and analysis with the goal of petitioning the appropriate governmental agency to issue a no further action letter for this property due to the low level of contamination and the low quality of the ground water under the property.  At this time, the costs of any potential remediation and/or monitoring are unknown and cannot be estimated.  As of December 31, 2014 and 2013, approximately $79,000 and $55,000, respectively, had been accrued and/or paid for testing and analysis.

We have entered into various contracts for design, architectural and engineering for the potential phase II development of the land owned by TSV. The aggregate amount of these contracts as of the date of this filing is approximately $793,000 of which approximately $282,000 has been incurred as of December 31, 2014. The Company expects that all costs for this project will be paid from cash reserves and/or the lines of credit.

We have entered into contracts for the construction, demolition and concrete remediation, design, architectural and engineering services related to the renovation of the vacant apartment building owned by TOTB North in the aggregate amount of approximately $21,786,000 of which approximately $1,557,000 has been incurred to December 31, 2014 in addition to other capitalized costs related to the construction project of $580,000 (total of $2,137,000). The Company expects that all costs for this project will be paid from cash reserves or the recently obtained construction loan. It is possible that additional change orders will be submitted and construction costs may be higher than expected.

We have entered into contracts for new bathrooms and modular offices and improvements to the bridge that accesses the marina held within Brannan Island, LLC in the aggregate amount of approximately $785,000 of which approximately $230,000 has been incurred to December 31, 2014. The Company expects that all costs for the project will be paid from cash reserves or advances from the lines of credit.  It is possible that additional change orders will be submitted and construction costs may be higher than expected.

Contingency Reserves

We are required to maintain cash, cash equivalents and marketable securities as contingency reserves in an aggregate amount of at least 1.50% of Capital (as defined in our charter). Although the Manager believes the contingency reserves are adequate, it could become necessary for us to sell or otherwise liquidate certain of our investments or other assets to cover such contingencies on terms which might not be favorable to the Company. The contingency reserves held in restricted cash were approximately $3,876,000 and $3,895,000 as of December 31, 2014 and 2013, respectively.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and real estate values. The primary market risks that we are exposed to are real estate risk and interest rate risk.

Interest Rate Risk

Interest rate risk is highly sensitive to many factors, including governmental monetary tax policies, domestic and international economic and political considerations and other factors beyond our control.

Our operating results are exposed to the risks related to interest rate fluctuations as the results depend to a significant extent on the differences between income from our loans and our borrowing costs. We generally originate fixed rate loan investments and partially finance those investments with floating rate liabilities.  Our investments in fixed rate assets are generally exposed to changes in value due to interest rate fluctuations; however, the short maturity and low debt to investments of our loan portfolio are intended to partially offset that risk. Our average weighted maturity of loans as of December 31, 2014 is less than 20 months though in the past we have extended the maturity date on certain loans which would increase our exposure to interest rate risk.  In addition, our outstanding variable rate debt to loan investments as of December 31, 2014 is 37%.

The following table projects the potential impact on our interest expense for a 12-month period assuming an instantaneous increase of 100 basis points in 3 Month LIBOR and one percent in the Prime Rate based on balances outstanding as of December 31, 2014:

	As of December 31, 2014
	Variable Rate Loans tied to 3 Mo. Libor	Variable Rate Loans tied to Prime Rate	Total

Aggregate Principal Balance of Debt	$13,983,086	$11,450,000	$25,433,086

Effect of 100 basis point increase in 3 Mo. Libor (1)	$137,311	$—	$137,311
Effect of one percent increase in the Prime Rate	—	114,500	114,500
Totals	$137,311	$114,500	$251,811

	(1) $1,007,918 of debt has a floor higher than the applicable rate as of December 31, 2014.

In the event of a significant rising interest rate environment and/or economic downturn, default on our loan portfolio could increase and result in losses to us.  Such delinquencies or defaults could also have an adverse effect on the spreads between interest-earning assets and interest-bearing liabilities.

Credit Risks

Our loans and investments are also subject to credit risk. The performance and value of our loans and investments depend upon the borrowers’ ability to operate the properties that serve as our collateral so that they produce cash flows adequate to pay interest and principal due to us and the borrowers’ ability to refinance the loans or sell the underlying collateral upon maturity. To monitor this risk, our Manager’s asset management team reviews our investment portfolios and in certain instances is in regular contact with our borrowers, monitoring performance of the collateral and enforcing our rights as necessary.

In addition, we are exposed to the risks generally associated with the commercial real estate market, including variances in occupancy rates, capitalization rates, absorption rates, and other macroeconomic factors beyond our control. We seek to manage these risks through our underwriting and asset management processes.

Counterparty Risk

The nature of our business requires us to hold our cash and cash equivalents and obtain financing from various financial institutions. This exposes us to the risk that these financial institutions may not fulfill their obligations to us under these various contractual arrangements. We mitigate this exposure by depositing our cash and cash equivalents and entering into financing and agreements with high credit quality institutions.

The nature of our loans and investments also expose us to the risk that our counterparties do not make required interest and principal payments on scheduled due dates. We seek to manage this risk through our credit analysis prior to making an investment and actively monitoring the asset portfolios that serve as our collateral.

Real Estate Risk

        Commercial mortgage assets may be viewed as exposing an investor to greater risk of loss than residential mortgage assets since such assets are typically secured by larger loans to fewer obligors than residential mortgage assets. Multi-family and commercial property values and net operating income derived from such properties are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, events such as natural disasters including hurricanes and earthquakes, acts of war and/or terrorism and others that may cause unanticipated and uninsured performance declines and/or losses to us or the owners and operators of the real estate securing our investment; national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions (such as an oversupply of housing, retail, industrial, office or other commercial space); changes or continued weakness in specific industry segments; construction quality, construction delays, construction cost, age and design; demographic factors; retroactive changes to building or similar codes; and increases in operating expenses (such as energy costs). In the event net operating income decreases, a borrower may have difficulty repaying our loans, which could result in losses to us. In addition, decreases in property values reducing the value of collateral, and a lack of liquidity in the market, could reduce the potential proceeds available to a borrower to repay our loans, which could also cause us to suffer losses. Even when the net operating income is sufficient to cover the related property's debt service, there can be no assurance that this will continue to be the case in the future.

Item 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary data are indexed in Item 15 of this report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Management of the Company carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2014, which is the end of the period covered by this Annual Report on Form 10-K, the Company’s disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting in the fiscal quarter ending December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, for the Company. Under the supervision and with the participation of Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the internal control over financial reporting was conducted based on the framework established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). There are inherent limitations in any internal control system over financial reporting, which may not prevent or detect misstatements. The Company’s internal control system over financial reporting is designed to provide reasonable assurance of achieving its objectives and management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2014.

Crowe Horwath LLP, our independent registered public accounting firm, has audited our financial statements included in this Annual Report on Form 10-K and has issued an attestation report on the effectiveness of our internal control over financial reporting, which is included herein.

Item 9B. OTHER INFORMATION

There is no information required to be disclosed in a report on Form 8-K during the fourth quarter of the year ended December 31, 2014 that has not been so reported.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding the Company’s directors, executive officers and certain other governance matters required by this item is incorporated by reference to the Company’s definitive Proxy Statement for its 2015 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2014.

Item 11. EXECUTIVE COMPENSATION

The information regarding executive compensation and other compensation related matters required by this item is incorporated by reference to the Company’s definitive Proxy Statement for its 2015 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2014.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information regarding beneficial ownership of the Company and related matters required by this item is incorporated by reference to the Company’s definitive Proxy Statement for its 2015 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2014.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information regarding beneficial ownership of the Company and related matters required by this item is incorporated by reference to the Company’s definitive Proxy Statement for its 2015 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2014.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information regarding beneficial ownership of the Company and related matters required by this item is incorporated by reference to the Company’s definitive Proxy Statement for its 2015 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2014.

PART IV

Item 15. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

(3) List of Exhibits:

** 3.1	Articles of Amendment and Restatement of Owens Realty Mortgage, Inc., dated January 23, 2013, and related Certificate of Correction, dated September 17, 2013
* 3.2	Bylaws of Owens Realty Mortgage, Inc., incorporated herein by reference to Annex C to Proxy Statement/Prospectus on Form S-4 which was filed with the SEC on February 13, 2013
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
* 10.1
  Form of Management Agreement, dated May 20, 2013, by and between Owens Financial Group, Inc. and Owens Realty Mortgage, Inc., incorporated herein by reference to exhibit 10.1 to Current Report on Form 8-K which was filed with the SEC on May 20, 2013

* 10.2
  Credit Agreement, dated as of February 5, 2014, between California Bank & Trust and Owens Realty Mortgage, Inc., together with related Master Revolving Note, Advance Formula Agreement, and Security Agreement, incorporated by reference to exhibits 10.1, 10.2, 10.3 and 10.4 of the current report on Form 8-K filed with the SEC on

February 14, 2014
* 10.3
  Secured Revolving Credit Loan Agreement and Exhibits, dated as of April 22, 2014, between Owens Realty Mortgage, Inc. and Opus Bank, together with related Promissory Note and Carveout Payment Guaranty, incorporated by reference to exhibits 10.1, 10.2 and 10.3 of the current report on Form 8-K filed with the SEC on April 28, 2014

* 10.4
  Construction Loan Agreement and Exhibits, dated as of June 12, 2014, between TOTB North, LLC and Bank of the Ozarks, together with related Promissory Note, Mortgage, Security Agreement and Fixture Filing, Assignment of Rents and Revenues, Environmental Indemnity Agreement, Carveout Guaranty, Repayment Guaranty, Completion

Guaranty, and Post-Closing Agreement, incorporated by reference to exhibits 10.1 through 10.9 of the current report on Form 8-K filed with the SEC on June 18, 2014
** 10.5	Real Estate Sale Agreement, dated November 10, 2014, between 720 University, LLC and Alberta Development Partners, LLC
* 10.6
  Loan Agreement and Exhibits, dated as November 17, 2014, between TOTB Miami, LLC and Bank of the Ozarks, together with related Promissory Note, Mortgage, Security Agreement and Fixture Filing, Assignment of Rents and Revenues, Environmental Indemnity Agreement, Carveout Guaranty, Repayment Guaranty, Modification

Agreement, Collateral Assignment and Declaration of Rights and Assignment and Subordination of Mortgage Agreement, incorporated by reference to exhibits 10.1 through 10.10 of the current report on Form 8-K filed with the SEC on November 18, 2014

* 10.7
  Credit Agreement, dated as of December 15, 2014, between Tahoe Stateline Venture, LLC and RaboBank, N.A., together with related Real Estate Term Loan Note, Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, Environmental Certificate and Indemnity Agreement, and Guaranty,  incorporated by reference to exhibits 10.1 through 10.5 of the current report on Form 8-K filed with the SEC on December 30, 2014 and amended on Form 8-K/A filed with the SEC on January 8, 2015
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Owens Realty Mortgage, Inc.
Walnut Creek, California

We have audited the accompanying consolidated balance sheets of Owens Realty Mortgage, Inc. (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules III and IV of the Company listed in the accompanying index (at Item 15). We also have audited the Company's internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedules and an opinion on the company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Crowe Horwath LLP
San Francisco, California
March 16, 2015

OWENS REALTY MORTGAGE, INC.

Consolidated Balance Sheets
December 31,

Assets	2014	2013
Cash and cash equivalents	$1,413,545	$8,158,734
Restricted cash	6,248,746	4,095,435
Loans, net of allowance for losses of $2,869,355 in 2014 and $4,739,088 in 2013	65,164,156	54,057,205
Interest and other receivables	1,482,380	1,673,978
Other assets, net of accumulated depreciation and amortization of $1,065,172 in 2014 and $976,090 in 2013	1,138,123	1,102,683
Deferred financing costs, net of accumulated amortization of $253,675 in 2014	1,317,585	95,000
Investment in limited liability company	2,142,581	2,142,582
Real estate held for sale	59,494,339	5,890,131
Real estate held for investment, net of accumulated depreciation of $6,075,287 in 2014 and $9,599,719 in 2013	103,522,466	129,425,833

Total assets	$241,923,921	$206,641,581
Liabilities and Equity
Liabilities:
Dividends payable	$1,292,160	$180,000
Due to Manager	283,644	293,776
Accounts payable and accrued liabilities	2,219,674	2,710,745
Deferred gains	362,283	3,313,169
Lines of credit payable	11,450,000	—
Notes and loans payable on real estate	37,569,549	13,917,585
Total liabilities	53,177,310	20,415,275
Commitments and Contingencies (Note 14)
Equity:
Stockholders’ equity:
Preferred stock, $.01 par value per share, 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2014 and 2013	—	—
Common stock, $.01 par value per share, 50,000,000 shares authorized, 11,198,119 shares issued, 10,768,001 and 10,794,209 shares outstanding at December 31, 2014 and 2013	111,981	111,981
Additional paid-in capital	182,437,522	182,437,522
Treasury stock, at cost – 430,118 and 403,910 shares at December 31, 2014 and 2013	(5,349,156)	(5,023,668)
Retained earnings	7,371,511	2,348,575
Total stockholders’ equity	184,571,858	179,874,410
Noncontrolling interests	4,174,753	6,351,896
Total equity	188,746,611	186,226,306

Total liabilities and equity	$241,923,921	$206,641,581

The accompanying notes are an integral part of these consolidated financial statements.

OWENS REALTY MORTGAGE, INC.

Consolidated Statements of Income
Years Ended December 31,

	2014	2013

Revenues:
Interest income on loans secured by trust deeds	$5,382,019	$3,020,884
Gain on foreclosures of loans	464,754	952,357
Rental and other income from real estate properties	12,268,214	11,223,260
Income from investment in limited liability company	169,999	160,805
Other income	19	4,406
Total revenues	18,285,005	15,361,712

Expenses:
Management fees to Manager	1,726,945	1,664,076
Servicing fees to Manager	156,995	151,643
General and administrative expense	1,661,210	1,657,467
Rental and other expenses on real estate properties	8,161,434	8,170,318
Depreciation and amortization	2,255,577	2,485,587
Interest expense	1,161,822	513,750
Total expenses	15,123,983	14,642,841

Operating income	3,161,022	718,871

Gain on sales of real estate, net	3,243,359	2,942,861
Reversal of provision for loan losses	1,869,733	7,822,112
Impairment losses on real estate properties	(179,040)	(666,240)

Net income	8,095,074	10,817,604
Less: Net income attributable to noncontrolling interests	(165,445)	(2,084,707)

Net income attributable to common stockholders	$7,929,629	$8,732,897

Per common share data:
Basic and diluted earnings per common share	$0.74	$0.78
Basic and diluted weighted average number of common shares outstanding	10,768,370	11,127,820
Dividends declared per share of common stock	$0.27	$0.25

The accompanying notes are an integral part of these consolidated financial statements.

OWENS REALTY MORTGAGE, INC.

Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2014 and 2013

	Common Stock		Additional	Treasury Stock		Retained Earnings	Total	Non-
			Paid-in			(Accumulated	Stockholders’	controlling	Total
	Shares	Amount	Capital	Shares	Amount	Deficit)	Equity	Interests	Equity

Balances, January 1, 2013	11,198,119	$111,981	$182,985,281	——	$—	$(3,637,331)	$179,459,931	$8,049,300	$187,509,231

Net income	—	—	—	——	—	8,732,897	8,732,897	2,084,707	10,817,604
Offering costs incurred	—	—	(527,785)	——	—	—	(527,785)	—	(527,785)
Distribution to stockholders for fractional shares upon conversion	—	—	(19,974)	—	—	—	(19,974)	—	(19,974)
Dividends declared	—	—	—	——	—	(2,746,991)	(2,746,991)	—	(2,746,991)
Purchase of treasury stock	—	—	—	(403,910)	(5,023,668)		(5,023,668)	—	(5,023,668)
Contribution from non-controlling interest	—	—	—	—	—	—	—	362,593	362,593
Distributions to non-controlling interests	—	—	—	——	—	—	—	(4,144,704)	(4,144,704)
Balances, December 31, 2013	11,198,119	$111,981	$182,437,522	(403,910)	$(5,023,668)	$2,348,575	$179,874,410	$6,351,896	$186,226,306

Net income	—	—	—	—	—	7,929,629	7,929,629	165,445	8,095,074
Dividends declared	—	—	—	—	—	(2,906,693)	(2,906,693)	—	(2,906,693)
Purchase of treasury stock	—	—	—	(26,208)	(325,488)	—	(325,488)	—	(325,488)
Contribution from non-controlling interest	—	—	—	—	—	—	—	112,533	112,533
Distributions to non-controlling interests	—	—	—	—	—	—	—	(2,455,121)	(2,455,121)
Balances, December 31, 2014	11,198,119	$111,981	$182,437,522	(430,118)	$(5,349,156)	$7,371,511	$184,571,858	$4,174,753	$188,746,611

The accompanying notes are an integral part of these consolidated financial statements

OWENS REALTY MORTGAGE, INC.
Consolidated Statements of Cash Flows
Years ended December 31,
	2014	2013
Cash flows from operating activities:
Net income	$8,095,074	$10,817,604
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sales of real estate, net	(3,243,359)	(2,942,861)
Gain on foreclosures of loans	(464,754)	(952,357)
Income from investment in limited liability company	(169,999)	(160,805)
Reversal of provision for loan losses	(1,869,733)	(7,822,112)
Impairment losses on real estate properties	179,040	666,240
Depreciation and amortization	2,255,577	2,485,587
Amortization of deferred financing costs	132,723	—
Accretion of discount on loans	(122,004)	—
Changes in operating assets and liabilities:
Interest and other receivables	(944,608)	407,894
Other assets	(118,577)	(42,934)
Accounts payable and accrued liabilities	(752,081)	(3,059,355)
Due to Manager	(10,132)	(4,573)
Net cash provided by (used in) operating activities	2,967,167	(607,672)

Cash flows from investing activities:
Principal collected on loans	27,718,917	15,641,192
Investments in loans	(44,805,577)	(19,718,852)
Investment in real estate properties	(21,605,288)	(7,919,883)
Net proceeds from disposition of real estate properties	1,822,020	11,052,494
Purchases of vehicles and equipment	(22,212)	(31,527)
Distribution received from investment in limited liability company	170,000	160,000
Transfer (to) from restricted cash, net	(2,153,311)	2,168,675
Net cash (used in) provided by investing activities	(38,875,451)	1,352,099

Cash flows from financing activities
Advances on notes payable	23,331,207	—
Repayments on notes payable	(800,954)	(467,317)
Advances on lines of credit	59,879,345	—
Repayments of lines of credit	(48,429,345)	—
Payment of deferred financing costs	(354,549)	(95,000)
Distributions to noncontrolling interests	(2,455,121)	(4,144,704)
Contribution from noncontrolling interest	112,533	362,593
Offering costs incurred and paid	—	(527,785)
Distributions to stockholders for fractional shares	—	(19,974)
Purchase of treasury stock	(325,488)	(5,023,668)
Dividends paid	(1,794,533)	(3,801,343)
Net cash provided by (used in) financing activities	29,163,095	(13,717,198)

Net decrease in cash and cash equivalents	(6,745,189)	(12,972,771)

Cash and cash equivalents at beginning of year	8,158,734	21,131,505

Cash and cash equivalents at end of year	$1,413,545	$8,158,734

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for interest (excluding amounts capitalized)	$915,117	$514,480
Cash paid during the year for interest that was capitalized	213,934	163,625

Supplemental Disclosure of Non-Cash Activity
Increase in real estate from loan foreclosures	9,107,652	18,650,121
Increase in accounts payable and accrued liabilities from loan foreclosure	—	(660,000)
Increase in notes payable from loan foreclosure	$—	$(1,000,000)
Decrease in loans, net of allowance for loan losses, from loan foreclosures	(7,671,446)	(15,609,812)
Decrease in interest and other receivables from adding balances to loans	—	(22,880)
Decrease in interest and other receivables from loan foreclosures	(1,436,206)	(1,380,309)
Increase in loans from sales of real estate	—	11,900,000
Increase in deferred gains from sales of real estate	—	(2,344,052)
Deferred financing costs paid from notes payable proceeds	1,121,711	—
Amortization of deferred financing costs capitalized to construction project	(120,952)	—
Capital expenditures financed through accounts payable	(261,010)	(1,097,450)

The accompanying notes are an integral part of these consolidated financial statements.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

NOTE 1 – ORGANIZATION

Owens Realty Mortgage, Inc. (the “Company”) was incorporated on August 9, 2012, under the laws of the State of Maryland and was authorized to issue 1,000,000 shares of $0.01 par value common stock (the “Common Stock”) at the time of its incorporation. At the time of its incorporation, William C. Owens was issued 1,000 shares of Common Stock, $.01 par value per share, in exchange for cash consideration of $1.00 per share (for total consideration of $1,000). Per the Articles of Amendment and Restatement of the Company dated January 23, 2013, the authorized shares of Common Stock were increased to 50,000,000 shares, $0.01 par value per share. In addition, the Company is now authorized to issue 5,000,000 shares of preferred stock at $0.01 par value per share. The Company was created to effect the merger (the “Merger”) of Owens Mortgage Investment Fund, a California Limited Partnership (“OMIF”) with and into the Company as described in the Registration Statement on Form S-4, as amended, of the Company, declared effective on February 12, 2013 (File No. 333-184392).  The Merger was part of a plan to reorganize the business operations of OMIF so that it could elect to qualify as a real estate investment trust for Federal income tax purposes. The Merger was approved by OMIF limited partners on April 16, 2013 and was completed on May 20, 2013.

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

December 31, 2014 and 2013

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its majority and wholly owned limited liability companies (see Notes 5, 6, 8 and 11). All significant inter-company transactions and balances have been eliminated in consolidation. The Company also has a 50% ownership interest in a limited liability company accounted for under the equity method (see Note 4). The Company is in the business of providing mortgage lending services and manages its business as one operating segment. Due to foreclosure activity, the Company also owns and manages real estate assets.

Certain reclassifications have been made to the 2013 consolidated financial statements to conform to the 2014 presentation. None of the reclassifications had an impact on net income.

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Such estimates relate principally to the determination of the allowance for loan losses, including the valuation of impaired loans, the valuation of real estate held for sale and investment, and the estimate of the environmental remediation liability (see Notes 5, 6, 14 and 15). Fair value estimates are derived from information available in the real estate markets including similar property, and often require the experience and judgment of third parties such as real estate appraisers and brokers. The estimates figure materially in calculating the value of the property at acquisition, the level of charge to the allowance for loan losses and any subsequent valuation reserves or write-downs. Such estimates are inherently imprecise and actual results could differ significantly from such estimates.

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” or ASU 2014-09. ASU 2014-09 broadly amends the accounting guidance for revenue recognition. ASU 2014-09 is effective for the first quarter of 2017, and is to be applied prospectively. Early adoption is not permitted. The Company is currently evaluating the impact that ASU 2014-09 will have on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” or ASU 2014-15. ASU 2014-15 introduces an explicit requirement for management to assess and provide certain disclosures if there is substantial doubt about an entity’s ability to continue as a going concern. ASU 2014-15 is effective for the first quarter of 2017. The Company is currently evaluating the impact that ASU 2014-15 will have on its consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. ASU 2014-08 updated guidance that changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results. As a result of this new guidance, future dispositions of real estate owned assets may no longer meet the criteria to be considered as discontinued operations. The guidance is effective prospectively as of the first quarter of 2015, with early adoption permitted for new disposals or new classifications as held-for-sale. The Company does not expect that ASU 2014-08 will have a material effect on its consolidated financial statements.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

Cash and Cash Equivalents

Cash and cash equivalents include funds on deposit with financial institutions.

Restricted Cash

Restricted cash includes contingency reserves required pursuant to the Company’s charter, non-interest bearing deposits required pursuant to the Company’s two lines of credit (see Note 7), the deposit required pursuant to the Company’s construction loan payable (see Note 8) and escrow deposits for property taxes and insurance to be paid on certain Company real estate properties.

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

Loans and Allowance for Loan Losses

Loans are generally stated at the principal amount outstanding. Advances under the terms of a loan to pay property taxes, insurance, legal and other costs are generally capitalized and reported as interest and other receivables. The Company’s portfolio consists primarily of real estate loans generally collateralized by first, second and third deeds of trust.  Interest income on loans is accrued by the simple interest method. Loans are generally placed on nonaccrual status when the borrowers are past due greater than ninety days or when full payment of principal and interest is not expected.  When a loan is classified as nonaccrual, interest accruals discontinue and all past due interest remains accrued until the loan becomes current, is paid off or is foreclosed upon. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest. Cash receipts on nonaccrual loans are used to reduce any outstanding accrued interest, and then are recorded as interest income, except when such payments are specifically designated as principal reduction or when management does not believe the Company’s investment in the loan is fully recoverable. The Company does not incur origination costs and does not earn or collect origination fees from borrowers as OFG is entitled to all such fees (see Note 12).

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

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

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

Other Assets

Other assets primarily include deferred rent, capitalized lease commissions, prepaid expenses, deposits and inventory.  Amortization of lease commissions is provided on the straight-line method over the lives of the related leases.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

Deferred Financing Costs

Issuance and other costs related to the Company’s lines of credit and certain notes payable are capitalized and amortized to interest expense under either the straight-line or effective interest methods over the terms of the respective debt instruments. Deferred financing costs related to the construction loan in TOTB North, LLC are being amortized to the construction project under the straight-line method over the term of construction/renovation.

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

Real Estate Held for Investment

Real estate held for investment includes real estate acquired in full or partial settlement of loan obligations, generally through foreclosure, that is not being marketed for sale and is either being operated, such as rental properties; is being managed through the development process, including obtaining appropriate and necessary entitlements, permits and construction; or are idle properties awaiting more favorable market conditions or properties the Company cannot sell without placing the Company’s REIT status at risk or become subject to prohibited transactions penalty tax. Real estate held for investment is recorded at acquisition at the property’s estimated fair value, less estimated costs to sell.

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

December 31, 2014 and 2013

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

Environmental Remediation Liability

Liabilities related to future environmental remediation costs are recorded when remediation or monitoring or both are probable and the costs can be reasonably estimated. The Company’s environmental remediation liability related to the property located in Santa Clara, California (held within 1850 De La Cruz, LLC – see Notes 4 and 15) was recorded based on a third party consultant’s estimate of the costs required to remediate and monitor the contamination.

Earnings per Common Share

The Company calculates basic earnings per common share by dividing net income attributable to common stockholders for the period by the weighted-average shares of Common Stock outstanding for that period. Diluted earnings per common share takes into effect any dilutive instruments, unless if when doing so such effect would be anti-dilutive. At the present time, the Company has not issued any restricted stock or restricted stock units.

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

December 31, 2014 and 2013

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

Certain entities included in the Company’s consolidated financial statements are subject to certain state and local taxes. These taxes are recorded as general and administrative expenses in the accompanying consolidated financial statements.

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES

The following tables show the changes in the allowance for loan losses by portfolio segment for the years ended December 31, 2014 and 2013 and the allocation of the allowance for loan losses and loans as of December 31, 2014 and 2013 by portfolio segment and by impairment methodology:

	Commercial	Residential	Land
2014				Total

Allowance for loan losses:
Beginning balance	$932,651	$3,798,203	$8,234	$4,739,088
Charge-offs	—	—	—	—
(Reversal) Provision	(44,391)	(1,823,091)	(2,251)	(1,869,733)
Ending balance	$888,260	$1,975,112	$5,983	$2,869,355

Ending balance: individually evaluated for impairment	$550,010	$1,839,345	$—	$2,389,355

Ending balance: collectively evaluated for impairment	$338,250	$135,767	$5,983	$480,000

Ending balance	$888,260	$1,975,112	$5,983	$2,869,355

Loans:
Ending balance	$52,531,537	$13,491,906	$2,010,068	$68,033,511

Ending balance: individually evaluated for impairment	$12,666,935	$7,788,747	$1,860,068	$22,315,750

Ending balance: collectively evaluated for impairment	$39,864,602	$5,703,159	$150,000	$45,717,761

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

	Commercial	Residential	Land
2013				Total

Allowance for loan losses:
Beginning balance	$1,493,585	$4,401,448	$18,522,864	$24,417,897
Charge-offs	—	—	(11,856,697)	(11,856,697)
(Reversal) Provision	(560,934)	(603,245)	(6,657,933)	(7,822,112)
Ending balance	$932,651	$3,798,203	$8,234	$4,739,088

Ending balance: individually evaluated for impairment	$537,743	$3,087,345	$—	$3,625,088

Ending balance: collectively evaluated for impairment	$394,908	$710,858	$8,234	$1,114,000

Ending balance	$932,651	$3,798,203	$8,234	$4,739,088

Loans:
Ending balance	$26,158,878	$27,461,913	$5,175,502	$58,796,293

Ending balance: individually evaluated for impairment	$16,566,878	$10,195,725	$4,975,502	$31,738,105

Ending balance: collectively evaluated for impairment	$9,592,000	$17,266,188	$200,000	$27,058,188

The following tables show an aging analysis of the loan portfolio by the time monthly payments are past due at December 31, 2014 and 2013:

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due
				Total Past Due Loans	Current Loans	Total Loans
December 31, 2014

Commercial	$—	$—	$1,078,752	$1,078,752	$51,452,785	$52,531,537
Residential	—	—	7,788,747	7,788,747	5,703,159	13,491,906
Land	—	—	1,860,068	1,860,068	150,000	2,010,068
	$—	$—	$10,727,567	$10,727,567	$57,305,944	$68,033,511

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due
				Total Past Due Loans	Current Loans	Total Loans
December 31, 2013

Commercial	$—	$690,000	$5,100,699	$5,790,699	$20,368,179	$26,158,878
Residential	—	—	10,195,725	10,195,725	17,266,188	27,461,913
Land	—	—	4,975,502	4,975,502	200,000	5,175,502
	$—	$690,000	$20,271,926	$20,961,926	$37,834,367	$58,796,293

All of the loans that are 90 or more days past due as listed above were on non-accrual status as of December 31, 2014 and 2013. In addition, two commercial loans totaling $11,466,179 that are considered impaired were also on non-accrual status as of December 31, 2013 (total of $31,738,105). These two loans were restored to accrual status during the first quarter of 2014 because the Company had received consistent payments from the borrower over the previous six month period, and management expects that the borrower will continue to keep the loans current with respect to principal and interest payments.  These two loans continue to be reported as impaired due to the previous modification of the borrower's terms in a troubled debt restructuring. There is an unamortized discount on one of these loans in the amount of approximately $537,000 and $659,000 as of December 31, 2014 and 2013, respectively.

The following tables show information related to impaired loans as of and for the years ended December 31, 2014 and 2013:

	As of December 31, 2014			Year Ended December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$11,588,183	$11,588,183	$—	$16,686,997	$1,714,230
Residential	253,747	253,747	—	1,986,693	688,196
Land	1,860,068	1,860,068	—	2,440,015	173,484

With an allowance recorded:
Commercial	1,079,699	1,078,752	550,010	1,079,681	47,958
Residential	7,983,345	7,535,000	1,839,345	7,983,366	150,000
Land	—	—	—	—	—

Total:
Commercial	$12,667,882	$12,666,935	$550,010	$17,766,678	$1,762,188
Residential	$8,267,092	$7,788,747	$1,839,345	$9,970,059	$838,196
Land	$1,860,068	$1,860,068	$—	$2,440,015	$173,484

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

	As of December 31, 2013			Year Ended December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$16,212,899	$15,488,126	$—	$10,880,512	$704,623
Residential	2,734,228	2,660,725	—	2,841,401	134,702
Land	5,017,839	4,975,502	—	4,984,885	259,281

With an allowance recorded:
Commercial	1,079,699	1,078,752	537,743	1,079,699	21,000
Residential	7,983,345	7,535,000	3,087,345	7,983,342	198,100
Land	—	—	—	8,761,503	—

Total:
Commercial	$17,292,598	$16,566,878	$537,743	$11,960,212	$725,623
Residential	$10,717,573	$10,195,725	$3,087,345	$10,824,743	$332,802
Land	$5,017,839	$4,975,502	$—	$13,746,388	$259,281

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

Troubled Debt Restructurings

The Company had allocated approximately $2,389,000 and $3,625,000 of specific reserves on loans totaling $20,265,000 and $25,781,000 (recorded investments before reserves) to borrowers whose loan terms had been modified in troubled debt restructurings as of December 31, 2014 and 2013, respectively.  The Company has not committed to lend additional amounts to any of these borrowers, other than discussed below.

During the year ended December 31, 2014, the terms of one impaired loan were modified as a troubled debt restructuring. The loan was rewritten as the borrower had previously paid the principal balance down partially from sale proceeds. The maturity date was extended by six months to April 2015. All other terms of the loan remained the same. As of December 31, 2014, no specific loan loss allowance was recorded on this modified loan given the estimated underlying collateral value.

During the year ended December 31, 2013, the terms of two loans were modified as troubled debt restructurings. One loan was modified to combine all principal, delinquent interest and advances into principal and provide for amortizing payments at a reduced interest rate over an extended maturity of 15 years. The borrower is now delinquent in making payments on this modified loan. Another impaired loan was rewritten by the Company during the year whereby the Company repaid the unrelated first deed of trust on the subject property of approximately $5,899,000 and refinanced its second deed of trust by combining them into one first deed of trust in the amount of $9,625,000 with interest at 10% per annum due in five years. As part of the modification, approximately $659,000 of past due interest on the Company’s original note was paid from the proceeds of the rewritten loan, which was recorded as a discount against the principal balance of the new loan because the loan was impaired (net principal balance of $8,966,000). In addition, the Company loaned the borrower an additional $2,500,000 to fund certain improvements to the property (aggregate principal balance of $11,466,000). As of December 31, 2013, no specific loan loss allowance was recorded on either of these modified loans given the estimated underlying collateral values.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

The following tables show information related to loan modifications made by the Company during the years ended December 31, 2014 and 2013:

	Modifications During the Year Ended December 31, 2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Troubled Debt Restructurings That Occurred During the Year
Land	1	$1,860,068	$1,860,068

	Modifications During the Year Ended December 31, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Troubled Debt Restructurings That Occurred During the Year
Commercial	1	$2,638,530	$8,966,179

Residential	1	272,028	272,028

Troubled Debt Restructurings That Subsequently Defaulted During the Year	Number of Contracts	Recorded Investment
Residential	1	$272,028

NOTE 4 – INVESTMENT IN LIMITED LIABILITY COMPANY

During 2008, the Company entered into an Operating Agreement of 1850 De La Cruz LLC, a California limited liability company (“1850”), with Nanook Ventures LLC (“Nanook”), an unrelated party.  The purpose of the joint venture is to acquire, own and operate certain industrial land and buildings located in Santa Clara, California that were owned by the Company. The property was subject to a Purchase and Sale Agreement dated July 24, 2007 (the “Sale Agreement”), as amended, between the Company, as seller, and Nanook, as buyer.  During the course of due diligence under the Sale Agreement, it was discovered that the property is contaminated and that remediation and monitoring may be required.  The parties agreed to enter into the Operating Agreement to restructure the arrangement as a joint venture.  At the time of closing in July 2008, the two properties were separately contributed to two new limited liability companies, Nanook Ventures One LLC and Nanook Ventures Two LLC, which are wholly owned by 1850. The Company and Nanook are the Members of 1850 and NV Manager, LLC is the Manager. (See Note 15 for further discussion of the Company’s environmental remediation obligation with respect to the properties owned by 1850.)

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

During the years ended December 31, 2014 and 2013, the Company received capital distributions from 1850 in the total amount of $170,000 and $160,000, respectively. The net income to the Company from its investment in 1850 De La Cruz was approximately $170,000 and $161,000 for the years ended December 31, 2014 and 2013, respectively.

NOTE 5 - REAL ESTATE HELD FOR SALE

Real estate properties held for sale as of December 31, 2014 and 2013 consists of properties acquired through foreclosure classified by property type as follows:

	December 31, 2014	December 31, 2013
Residential	$—	$93,647
Land (including land under development)	36,263,330	3,427,200
Retail	16,494,440	—
Golf course	2,020,410	1,961,284
Office	4,716,159	—
Marina	—	408,000
	$59,494,339	$5,890,131

During the year ended December 31, 2014, the Company transferred three properties (one land, one marina and one residential) from “Held for sale” to “Held for investment” because the properties are no longer listed for sale and sales are not likely within the next year. In addition, during the year ended December 31, 2014, the Company transferred five properties (two land, two retail and one office) from “Held for investment” to “Held for sale” as the properties are now listed for sale and sales are expected within the next year. During the year ended December 31, 2013, the Company transferred three properties (one land, one retail and one residential) from “Held for sale” to “Held for investment” because the properties were no longer listed for sale and sales were not likely within the next year. In addition, during the year ended December 31, 2013, the Company transferred three properties (two land and one golf course) from “Held for investment” to “Held for sale” as the properties were listed for sale and sales were expected within the next year. No losses were recorded as a result of transfers between “Held for sale” and “Held for investment” categories for the years ended December 31, 2014 and 2013.

During the year ended December 31, 2014, the Company recorded an impairment loss of $179,000 on the marina property located in Oakley, California due to a decrease in the listing price of the property and a reduction in the fair market value estimated by management. The property was then moved to “Held for investment” as of December 31, 2014.

During the year ended December 31, 2014, the Company sold two real estate properties (both Land) and an easement for aggregate net sales proceeds of approximately $1,821,000, resulting in gain on sales of real estate totaling approximately $292,000. In addition, the Company recognized gains of approximately $2,951,000 during the year ended December 31, 2014 that had previously been deferred related to the sales of real estate properties in 2012 and 2013.  The gains on the sales of those properties were being accounted for under the installment method.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

During the year ended December 31, 2013, the Company sold six real estate properties (three Land, one Residential, one Office and one Retail) for aggregate net sales proceeds of approximately $11,052,000 and carry back notes totaling $11,900,000, resulting in gain on sales of real estate (net) totaling approximately $2,585,000. In addition, the Company recognized gains of approximately $358,000 during the year ended December 31, 2013 that had previously been deferred due to the  receipt of principal repayments on the carryback loans during 2013.

During the year ended December 31, 2014, the Company foreclosed on one loan secured by retail property located in San Jose, California with a principal balance of $690,000 and obtained the properties via the trustee’s sale. The fair market value of the property acquired was estimated to be higher than the Company’s recorded investment in the subject loan, and, thus, a gain on foreclosure in the amount of approximately $208,000 was recorded. The property has been classified as held for sale as a sale is expected within one year.

NOTE 6 - REAL ESTATE HELD FOR INVESTMENT

Real estate held for investment as of December 31, 2014 and 2013 consists of properties acquired through foreclosure classified by property type as follows:

	December 31, 2014	December 31, 2013
Land (1)	$10,797,656	$46,873,135
Residential	48,154,258	47,037,370
Retail	23,211,896	15,588,452
Office	4,416,108	9,348,331
Industrial	4,486,797	4,605,910
Storage	3,847,884	3,943,780
Marina	3,602,867	2,028,855
Assisted care	5,005,000	—
	$103,522,466	$129,425,833

(1) As of December 31, 2013, balance includes all TSV land under development (see below).

The balances of land and the major classes of depreciable property for real estate held for investment as of December 31, 2014 and 2013 are as follows:
	December 31, 2014	December 31, 2013
Land and land improvements	$39,003,422	$73,591,953
Buildings and improvements	70,594,331	65,433,599
	109,597,753	139,025,552
Less: Accumulated depreciation and amortization	(6,075,287)	(9,599,719)
	$103,522,466	$129,425,833

It is the Company’s intent to sell the majority of its real estate properties held for investment, but expected sales are not probable to occur within the next year.

Depreciation expense was approximately $2,151,000 and $2,387,000 for the years ended December 31, 2014 and 2013, respectively.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

For purposes of assessing potential impairment of value during 2014 and 2013, the Company obtained updated appraisals or other valuation support for certain of its real estate properties held for investment. This resulted in the Company recording impairment losses in 2013 as follows:

2013
Two improved residential lots, West Sacramento, California	$13,440
Six improved residential lots, Coeur D’Alene, Idaho	652,800
$666,240

During the year ended December 31, 2014, the Company foreclosed on two loans secured by an assisted care facility located in Bensalem, Pennsylvania and unimproved land, a marina and campground located in Bethel Island, California with aggregate principal balances of approximately $6,981,000 and obtained the properties via the trustee’s sales. The fair market values of certain of the properties acquired were estimated to be higher than the Company’s recorded investments in the subject loans, and, thus a gain on foreclosure in the amount of approximately $257,000 was recorded. The properties have been classified as held for investment as sales are not expected within one year.

During the year ended December 31, 2013, the Company foreclosed on six loans secured by a marina located in Isleton, California and undeveloped parcels of land located in South Lake Tahoe, California with aggregate principal balances of approximately $27,467,000 and obtained the properties via the trustee’s sales.The fair market values of certain of the properties acquired were estimated to be higher than the Company’s recorded investments in the subject loans, and, thus a gain on foreclosure in the amount of approximately $952,000 was recorded.

NOTE 7 – LINES OF CREDIT PAYABLE

The Company borrows funds under the California Bank & Trust (“CB&T”) Line of Credit and the Opus Bank (“Opus”) Line of Credit (collectively, the “Funding Agreements”). As of December 31, 2014 and 2013, the outstanding balances and total commitments under the Funding Agreements consisted of the following:
	As of December 31, 2014		As of December 31, 2013

	Outstanding Balance	Total Commitment	Outstanding Balance	Total Commitment
CB&T Line of Credit	$11,450,000	$17,355,000	$—	$—
Opus Bank Line of Credit	—	16,721,000	—	—
Total	$11,450,000	$34,076,000	$—	$—

The Funding Agreements are generally collateralized by assignments of specific loans or real estate properties owned by the Company.

CB&T Line of Credit

In February 2014, the Company entered into a Credit Agreement and Advance Formula Agreement with CB&T as the lender and executed a related Master Revolving Note and Security Agreement, which agreements provide the Company with a new revolving line of credit facility (the “CB&T Credit Facility”).  Subject to various conditions, borrowings under the CB&T Credit Facility will be used for general corporate purposes and to finance the origination of new commercial real estate loans.

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

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

Borrowings under the CB&T Credit Facility mature on February 5, 2016.  Such borrowings bear interest payable monthly, in arrears, on the first business day of each month, at the prime rate of interest established by CB&T from time-to-time plus one quarter percent (.25%) per annum (3.5% at December 31, 2014). Upon a default under the CB&T Credit Facility such interest rate increases by 2.00%. The CB&T Credit Facility required the payment of an origination fee of $100,000 and other issuance costs and is subject to certain ongoing administrative fees and expenses. As of December 31, 2014, $177,000 of these costs were paid and capitalized to deferred financing costs and are being amortized to interest expense using the straight-line method through the maturity date of the CB&T Credit Facility.

Interest expense on the CB&T Credit Facility was approximately $458,000 during the year ended December 31, 2014 (including $69,000 in amortization of deferred financing costs).

Borrowings under the CB&T Credit Facility are secured by certain assets of the Company. These collateral assets will include the grant to CB&T of first-priority deeds of trust on certain real property assets and trust deeds of the Company to be identified by the parties from time-to-time and all personal property of the Company, which collateral includes the assets described in the Security Agreement and in other customary collateral agreements that will be entered into by the parties from time-to-time. As of December 31, 2014, the carrying amount and classification of loans and real estate properties securing the CB&T Credit Facility were as follows:

Loans:	December 31, 2014
Commercial	$11,505,000
Real Estate:
Residential	6,933,229
Storage	3,847,884
Industrial	3,027,735
Total	$13,808,848

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

The CB&T Credit Facility contains affirmative, negative, and financial covenants which are customary for loans of this type, including among others: approvals of new leases or lease renewals with respect to collateral properties; maintaining the Company’s principal bank accounts with CB&T and maintenance of $2,000,000 of unencumbered liquid assets as defined (reported as part of restricted cash on the accompanying consolidated balance sheets); obligations to use best efforts to keep certain of the Company’s properties fully leased; maintenance of minimum debt-to-tangible net worth and debt service coverage ratios; limitations on repurchasing or redeeming stock of the Company; limitations on incurrence of liens or additional indebtedness; restrictions against guarantying debt outside the ordinary course of business; restrictions on asset dispositions, capital or corporate restructuring or other transactions outside the ordinary course of business; and restrictions on making certain investments. Management is not aware of any breach of these covenants as of December 31, 2014.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

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

Opus Bank Line of Credit

On April 22, 2014, the Company entered into a Secured Revolving Credit Loan Agreement (the “Opus Credit Agreement”) with Opus as the lender and executed a Promissory Note in favor of Opus, which agreements provide the Company with a new revolving line of credit facility (the “Opus Credit Facility”).  As a condition to providing the Opus Credit Facility to the Company, Opus also required the Company’s Chairman of the Board, President and Chief Executive Officer, William C. Owens, to enter into a Carveout Payment Guaranty (the “Guaranty”), dated April 22, 2014, in favor of Opus.  Mr. Owens’ delivered the Guaranty in his individual capacity and as sole trustee of Owens Trust, a California trust controlled by Mr. Owens, to guarantee performance by the Company of certain specified obligations under the Opus Credit Facility.  Subject to various conditions, borrowings under the Opus Credit Facility will be used by the Company for general corporate purposes and to finance the origination of new commercial real estate loans.

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

Advances under the Opus Credit Facility may be made by Opus until April 1, 2016.  All borrowings under the Opus Credit Facility bear interest payable monthly, in arrears, on the first business day of each month, as follows: (i) continuing through October 1, 2014 the rate of interest will be 4.5%; (ii) commencing October 1, 2014, and on each successive six month anniversary during the term (the “Rate Change Date”), the rate of interest will be reset to the Six Month LIBOR rate of interest (0.36% at December 31, 2014) as reported on such Rate Change Date plus four percent (4.0%) per annum but in no event will the interest rate be lower than 4.5% per annum. The interest rate as of December 31, 2014 was 4.5%. Upon a default under the Opus Credit Facility such interest rate increases by an additional 5.00%. Commencing on May 1, 2016, in addition to the required interest payments, the Company is also required to make mandatory monthly principal payments and all amounts under the Opus Credit Facility are to be repaid not later than April 1, 2017.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

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

The borrowing base calculation outlined in the Opus Credit Agreement equals the sum of: (a) the lesser of (i) 70% of the outstanding principal balance of the Note Collateral and (ii) 50% of the then-current Appraised Value (using the appraisal method described in the Opus Credit Agreement) of the real property securing such Note Collateral; plus (b) 60% of the then-current Appraised Value of the real property owned by the Company that qualifies as REO Collateral.  As of December 31, 2014, the carrying amount and classification of loans and real estate properties securing the Opus Credit Facility were as follows:

Loans:	December 31, 2014
Commercial	$13,630,000
Real Estate:
Office	9,132,267
Industrial	1,459,063
Total	$10,591,330

The Opus Credit Facility contains affirmative, negative, and financial covenants which are customary for loans of this type, including among others: approvals of new leases or lease renewals with respect to collateral properties; maintaining a minimum of $5,000,000 in bank accounts of the Company and affiliates maintained at Opus ($4,000,000 is reported as part of restricted cash in the accompanying consolidated balance sheets and the remaining $1,000,000 is held by affiliates); compliance by Mr. Owens with all terms of the Guaranty obligations; maintenance of minimum debt-to-tangible net worth and debt service coverage ratios and limitations on making dividends or distributions that could cause a material adverse change in the Company’s financial position or have other financial consequences as described in the agreements. Management is not aware of any breach of these covenants as of December 31, 2014.

The Opus Credit Facility required the payment of an origination fee of $100,000 and other issuance costs and is subject to certain administrative fees and expenses. As of December 31, 2014, $231,000 of these costs were paid and capitalized to deferred financing costs and are being amortized to interest expense using the straight-line method through the maturity date of the Opus Credit Facility.

Interest expense on the Opus Credit Facility was approximately $112,000 during the year ended December 31, 2014 (including $51,000 in amortization of deferred financing costs).

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

NOTE 8 - NOTES AND LOANS PAYABLE ON REAL ESTATE

The Company had the following notes and loans payable outstanding as of December 31, 2014 and 2013:
	December 31, 2014	December 31, 2013	Interest Rate	Payment Terms/Frequency	Maturity Date
720 University, LLC Note Payable	$9,741,463	$9,917,585	5.07%	Amortizing Monthly	March 2015
Tahoe Stateline Venture, LLC Note #1	2,900,000	2,900,000	5.00%	Interest Only Semi-annual	December 2016
Tahoe Stateline Venture, LLC Note #2	—	400,000	5.00%	Interest Only Semi-annual	December 2016
Tahoe Stateline Venture, LLC Note #3	500,000	700,000	5.00%	Interest Only Quarterly	August 2017
TOTB North, LLC Construction Loan Payable	1,007,919	—	4.50%	Amortizing Monthly	June 2017
TOTB Miami, LLC Loan Payable	12,975,167	—	4.26%	Amortizing Monthly	November 2017
Tahoe Stateline Venture, LLC Loan Payable	10,445,000	—	3.47%	Amortizing Monthly	January 2021
	$37,569,549	$13,917,585

The following table shows maturities by year on these notes and loans payable as of December 31, 2014:

Twelve months ending December 31:
2015	$9,741,463
2016	2,900,000
2017	14,483,086
2021	10,445,000
$37,569,549

720 University, LLC Note Payable

        The Company had a note payable with a bank through its investment in 720 University, LLC (“720 University), which was secured by the retail development located in Greeley, Colorado. The note required amortized monthly payments of $56,816 at a fixed rate of 5.07% per annum with the balance of unpaid principal due on March 1, 2015 (see below). Interest expense was approximately $505,000 and $514,000 for the years ended December 31, 2014 and 2013, respectively.

In November 2014, 720 University entered into an agreement to sell the property that secures this note payable, and the buyer extended a new loan to 720 University to repay the existing note payable. The refinancing closed in January 2015. The principal amount of the new loan is $9,771,263 and will accrue interest at 6.0% per annum until paid off with the closing of the sale of the property to the buyer which is expected to occur on or about May 28, 2015.

Tahoe Stateline Venture, LLC Notes Payable

The Company obtained these obligations as a result of the foreclosure or purchase of nine parcels by TSV in 2013 and 2012. The Company repaid all of one note in the amount of $400,000 during the year ended December 31, 2014 to allow for the new Rabobank loan to be secured by the phase I retail building recently completed (see below). The Company also repaid $200,000 of one note during the year ended December 31, 2014 to allow demolition of the buildings on the land for the overall development in Phase II of the project. The Company paid approximately $195,000 and $164,000 of interest on the notes during the years ended December 31, 2014 and 2013, respectively. As of December 31, 2014 and 2013, there was approximately $19,000 and $21,000 in accrued but unpaid interest on these notes. The majority of the interest incurred has been capitalized to the basis of the land now under development.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

TOTB North, LLC Construction Loan Payable

TOTB Miami, LLC (“TOTB”) contributed the vacant and unimproved “North” apartment building (the “Apartments”) and the related 2.37 acre parcel of land (together with the Apartments, the “North Property”) to a new wholly owned limited liability company, TOTB North, LLC (“TOTB North”) during 2014 and entered into a Construction Loan Agreement (the “Loan Agreement”) with Bank of the Ozarks (“Ozarks”) as the lender providing TOTB North with a loan (the “Loan”) of up to $21,304,000, subject to the terms and conditions of the Loan documents, for the purpose of renovating and improving the Apartments (the “Project”).  The Loan is evidenced by the Loan Agreement, a related Promissory Note (the “Note”), a Mortgage, Security Agreement and Fixture Filing (the “Security Agreement”), an Assignment of Rents and Revenues (the “Assignment”), an Environmental Indemnity Agreement (the “Indemnity Agreement”) and a Post-Closing Agreement (the “Post-Closing Agreement”). As a condition to providing the Loan to TOTB North, Ozarks also required  a joint and several completion guaranty from the Company and the Manager (the “Completion Guaranty”) with respect to completion of the Apartments, a joint and several repayment guaranty from the Company and the Manager (the “Repayment Guaranty”) that guarantees repayment of the Loan subject to certain limitations and a joint and several carve-out guaranty from the Company and the Manager (the “Carve-Out Guaranty” and, together with the Completion Guaranty and the Repayment Guaranty, the “Guarantees”) that provides a guaranty with respect to standard “bad-boy” carve-out provisions. As described below under “TOTB Miami, LLC Loan Payable”, the Loan Agreement was modified in November 2014.

The initial maturity date (the “Maturity Date”) of the Loan is June 12, 2017, which may be extended at the option of TOTB North for two additional one year periods if a number of conditions are met including, among others, the conditions that there be no defaults, that the North Property have a loan to value ratio calculated in accordance with the Loan Agreement at or below 60% at the time of each extension, that the debt service coverage ratio (“DSCR”) of the North Property calculated in accordance with the Loan Agreement equals or exceeds 1.25:1 at the time of each extension, that there be no Material Adverse Change (as defined in the Loan documents) relating to Borrower or any Guarantor and that certain additional fees are paid to Ozarks at the time of the extension.

The balance of the loan was approximately $1,008,000 as of December 31, 2014. All outstanding borrowings under the Loan bear interest equal to the floating daily Three Month LIBOR rate of interest plus four percent (4.0%) per annum (the “Note Rate”), but in no event will the Note Rate be lower than the floor rate of four and one-half percent (4.5%) per annum. The Note Rate as of December 31, 2014 was 4.5% per annum.

Upon a default under the Loan documents the Note Rate increases by an additional eight percent (8.00%) per annum. Interest only payments are payable monthly, in arrears, on the first business day of each month (the “Payment Date”), until the “Amortization Commencement Date” which is the earlier to occur of (i) December 12, 2015 or (ii) the first Payment Date occurring after the Project is completed and the North Property achieves a DSCR of greater than 1.25:1.

Commencing on the Amortization Commencement Date and continuing on each Payment Date thereafter until the Maturity Date, TOTB North is required to make, in addition to the interest payment due on such date, a monthly principal payment.  The principal payment is calculated monthly based on the principal component of a mortgage-style amortization schedule calculated using the principal balance and the Note Rate as of the corresponding Payment Date and a period of 300 months (less the number of any such monthly principal payments made by TOTB North prior to the applicable monthly calculation). The balance of the Loan is due on the Maturity Date.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

As of December 31, 2014, TOTB North had paid customary closing fees, disbursements and expenses, including an origination fee to Ozarks, which totaled $622,000. The majority of these costs were paid out of proceeds from the loan and capitalized to deferred financing costs and are being amortized to the construction project using the straight-line method through the Maturity Date. During the year ended December 31, 2014, approximately $121,000 of deferred financing costs was amortized to the Project. During the year ended December 31, 2014, approximately $22,000 of interest was incurred which was capitalized to the Project.

Borrowings under the Loan documents are subject to customary conditions, and, additionally, Ozarks was not required to loan more than $1.0 million to TOTB North until TOTB North satisfied certain additional conditions detailed in the Post-Closing Agreement (the “Post-Closing Conditions.  TOTB North was also required to deposit with Ozarks $1.0 million, or such greater amount as was required (the “Bridge Equity”), to fund all Project costs incurred prior to the satisfaction of the Post-Closing Conditions.  The Bridge Equity deposit of $1.0 million was made in 2014 with a capital contribution by TOTB (excess funds held and capital contributions of $453,000 from the Company and $108,000 from OFG). Upon satisfaction of the Post-Closing Conditions in February 2015, Ozarks has reimbursed as part of the Loan the amount of the Bridge Equity to TOTB North to the extent the proceeds were expended in conformance with the approved Project budget.

Borrowings under the Loan Agreement will be secured by: (i) a first mortgage lien on the North Property and all improvements, amenities and appurtenances to the North Property, (ii) an assignment of all personal property, sales contracts, rents, leases, and ground leases associated with the North Property and (iii) all design, development, service, management, leasing and construction contracts associated with the North Property.  In addition, the Bridge Equity and other reserves established by Ozarks are additional collateral for the Loan.

The Loan documents contain affirmative, negative and financial covenants of TOTB North and the Guarantors which are customary for loans of this type, including, among others, a requirement that the Company in its capacity as a Guarantor maintain: (i) a minimum of $5,000,000 in unencumbered cash balances and (ii) a minimum Net Worth of $35,000,000. Management is not aware of any breach of these covenants as of December 31, 2014.

The Loan documents contain events of default (subject to specified thresholds and, in certain cases, cure periods) which are customary for loans of this type. If an event of default occurs and is continuing under the Loan documents, Ozarks may, among other things, terminate its obligations to lend and require the Company to repay all amounts owed thereunder, take possession of the Project and proceed to complete the Project at the cost of TOTB North and/or take certain actions against Guarantors pursuant to the Guarantees.

TOTB Miami, LLC Loan Payable

In November 2014, TOTB entered into another Loan Agreement (the “TOTB Loan Agreement”) with Ozarks providing TOTB a loan (the “TOTB Loan”) of $13,000,000 secured by the 154 leased condominium units owned in the Point building and the related parcel (the “TOTB Property”). The TOTB Loan is evidenced by the TOTB Loan Agreement, a related Promissory Note, a Mortgage, Security Agreement and Fixture Filing, Assignment of Rents and Revenues, Collateral Assignment of Declaration Rights, Environmental Indemnity Agreement, and Assignment and Subordination of Management Agreement.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

As a condition of providing the TOTB Loan, Ozarks required that the TOTB Loan and the North Loan (see above) be cross collateralized and cross-defaulted, that excess proceeds from any sale of the North Property be used to reduce or pay off the new Loan and that excess proceeds from any sale of the TOTB Property be used to pay off the North Loan. Accordingly, such terms are included in the new Loan documents and a Modification Agreement has been entered to amend the North Loan Agreement, the North Assignment and the North Security Agreement to add these terms.  The Lender also required a joint and several repayment guaranty from the Company and the Manager (the “Repayment Guaranty”) that guarantees repayment of the Loan subject to certain limitations, and a joint and several carve-out guaranty from the Company and the Manager (the “Carve-Out Guaranty” and, together with the Repayment Guaranty, the “Guarantees”) that provides a guaranty with respect to standard “bad-boy” carve-out provisions.

The initial maturity date (the “Maturity Date”) of the TOTB Loan is November 16, 2017, and the Maturity Date may be extended at the option of TOTB for two additional one year periods if a number of conditions outlined in the TOTB Loan Agreement are met, including among others, the conditions that there be no defaults, that the TOTB Property have a loan to value ratio calculated in accordance with the TOTB Loan Agreement at or below 65% at the time of each extension, that the debt service coverage ratio (“DSCR”) of the TOTB Property calculated in accordance with the TOTB Loan Agreement equals or exceeds 1.35:1 at the time of each extension, that all reserves required to be established are fully funded, that there be no Material Adverse Change relating to TOTB or any Guarantor and that certain additional fees are paid to Lender at the time of the extension.

All outstanding borrowings under the TOTB Loan will bear interest equal to the floating daily Three Month LIBOR rate of interest plus four percent (4.0%) per annum (the “Note Rate”), but in no event will the Note Rate be lower than the floor rate of four and one-quarter percent (4.25%) per annum. The Note Rate as of December 31, 2014 was 4.26 % per annum.  Upon a default under the TOTB Loan documents, including any cross-default, the Note Rate increases by an additional eight percent (8.00%) per annum. Principal and interest is payable monthly, in arrears, on the first business day of each month (the “Payment Date”). The principal payment amount is calculated monthly based on the principal component of a mortgage-style amortization schedule calculated using the principal balance and the Note Rate as of the corresponding Payment Date and a period of 300 months (less the number of any such monthly principal payments made by TOTB prior to the applicable monthly calculation), and the balance of the TOTB Loan is due on the Maturity Date.

TOTB was obligated to pay customary closing fees, disbursements and expenses, including an origination fee to the Lender, which totaled approximately $323,000. The majority of these costs were paid out of proceeds from the loan and capitalized to deferred financing costs and are being amortized to interest expense using the effective interest method through the Maturity Date. During the year ended December 31, 2014, approximately $81,000 of interest expense was incurred (including approximately $12,000 of deferred financing costs amortized to interest expense).

Borrowings are secured by: (i) a first mortgage lien on the TOTB Property and all improvements, amenities and appurtenances to the TOTB Property, (ii) an assignment of all personal property, sales contracts, rents, leases, and ground leases associated with the TOTB Property, (iii) all design, development, service, management, leasing and construction contracts associated with the TOTB Property, and (iv) certain reserves established by Lender as additional collateral. The TOTB Loan and the North Loan are cross-collateralized, so each of the TOTB Loan and the North Loan is also secured by the collateral provided pursuant to both loans.

The TOTB Loan documents contain affirmative, negative and financial covenants of TOTB and the Guarantors which are customary for loans of this type, including among others a requirement that the Company in its capacity as a Guarantor maintain: (i) a minimum of $5,000,000 in unencumbered cash balances and (ii) a minimum Net Worth of $35,000,000. Management is not aware of any breach of these covenants as of December 31, 2014.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

The TOTB Loan documents contain events of default (subject to specified thresholds and, in certain cases, cure periods) which are customary for loans of this type, and includes cross-default provisions with respect to the North Loan documents. If an event of default occurs and is continuing under the TOTB Loan or North Loan documents, Lender may, among other things, terminate its obligations to lend funds to the Company and require the Company to repay all amounts owed, take possession of the collateral and proceed to complete the TOTB North project at the cost of the Company and/or take certain actions against Guarantors pursuant to the Guarantees.

Tahoe Stateline Venture, LLC Loan Payable

In December 2014, Tahoe Stateline Ventures, LLC (“TSV”) entered into a Credit Agreement (the “Credit Agreement”) with RaboBank, N.A. as the lender (“Lender”) providing TSV with a loan (the “TSV Loan”) of up to $14,500,000. The TSV Loan is evidenced by the Credit Agreement, a Real Estate Term Loan Note, a Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing (the “Security Agreement”) and an Environmental Certificate and Indemnity Agreement. The TSV Loan and related obligations are guaranteed by the Company pursuant to a Guaranty agreement (the “Guaranty” and, together with the Credit Agreement and related agreements, the “TSV Loan Documents”) between the Company and Lender.

TSV borrowed $10,445,000 at the first closing under the TSV Loan and up to an additional $4,055,000 (the “Undisbursed Portion”) will be made available to TSV in one or more future advances, provided that no event of default has occurred under the TSV Loan Documents and that such additional advances do not result in a pro forma Debt Service Coverage ratio (as defined in the Credit Agreement) of less than 1.25:1.00.

All outstanding borrowings under the TSV Loan Documents bear interest initially at a rate of 3.47% per annum (the “Long Term Adjustable Rate”), provided that on January 1, 2018 the Long Term Adjustable Rate will be reset to Lender’s then current market rate for three year fixed rate loans from comparable commercial real estate secured transactions, as determined by Lender in its sole discretion. Upon a default under the TSV Loan Documents, the interest rate on the outstanding principal balance increases by an additional five percent (5.00%) per annum and the rate on any other outstanding obligations thereunder increases to ten percent (10.00%) per annum. Prepayments under the TSV Loan Documents may be made at any time provided that a prepayment fee in the following amount accompanies such prepayment (the “Prepayment Fee”): (i) until January 4, 2016 the Prepayment Fee is 3.00% of the prepayment amount; (ii) from January 5, 2016 until January 4, 2017 the Prepayment Fee is 2.00% of the prepayment amount; and (iii) from January 5, 2017 until January 1, 2021 the Prepayment Fee is 1.00% of the prepayment amount. Notwithstanding the foregoing sentence, during the 90 day period immediately prior to January 1, 2018, and the 90 day period immediately prior to the Maturity Date, TSV may prepay the entire unpaid balance of the Loan in full, without any Prepayment Fee or penalty.

During the term of the TSV Loan, TSV will make equal combined payments of principal and accrued interest on the first day of each month in an amount calculated to fully amortize the original principal amount over a period of 300 months, subject to certain adjustments to the monthly payment amount.  An adjustment to the monthly amount will be made: (i) upon disbursement of the Undisbursed Portion of the Loan so that a recalculated monthly payment will fully amortize the then outstanding principal amount over the remainder of the original amortization period; and (ii) following a reset of the Long Term Adjustable Rate of interest. The balance of the Loan is due on January 1, 2021 (the “Maturity Date”).

The Credit Agreement required the payment of a closing fee of $108,750 and certain administrative fees which totaled approximately $218,000. The majority of these costs were paid out of proceeds from the loan and capitalized to deferred financing costs and are being amortized to interest expense using the effective interest method through the Maturity Date. During the year ended December 31, 2014, approximately $1,000 of interest expense was incurred.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

Borrowings under the Credit Agreement are secured by a lien on all real, personal and other property owned by TSV, including, without limitation, the land, buildings and other improvements at development located in South Lake Tahoe, California known as Chateau at Lake Tahoe, (the “Project”) and an assignment of all rents and leases associated with the Project, which collateral is further described in the Security Agreement.

The TSV Loan Documents contain affirmative, negative, and financial covenants which are customary for loans of this type, including among others the requirement to obtain Lender approval of new leases or lease renewals with respect to TSV properties. The TSV Loan Documents also contains customary events of default (subject to specified thresholds and, in certain cases, cure periods). If an event of default occurs and is continuing under the TSV Loan Documents, Lender may, among other things, terminate its obligations to lend under the Credit Agreement and require the Company to repay all amounts owed thereunder. Management is not aware of any breach of these covenants as of December 31, 2014.

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

On August 9, 2013, the Board of Directors authorized a Rule 10b5-1 stock repurchase plan (the “Repurchase Plan”) which permitted the Company to repurchase up to the lesser of $7 million of its Common Stock or five percent of the shares of Common Stock outstanding as of that date. As of December 31, 2014 and 2013, the Company had repurchased 430,118 and 403,910 shares of its Common Stock, respectively, for a total cost of approximately $5,349,000 and $5,024,000 (including commissions) and an average cost of $12.44 per share. No further repurchases were made under the Repurchase Plan which expired on May 19, 2014.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

The following table presents the tax treatment for dividends paid by the Company on its Common Stock for the years ended December 31, 2014 and 2013:
								Dividend Classified as Return of Capital
			Dividends Classified as Ordinary Income			Capital Gain Distribution
	Total Dividends Paid(1)
Year		Dividends Paid Per Share	Percent	Dividends Paid Per Share	Qualified Dividend Income(2)	Percent	Dividend Paid Per Share	Percent	Dividends Paid Per Share
Common Stock:
2014	$3,087,360	$0.287	100.00%	$0.255	—	—	—	00.00%	$0.000
2013(3)	$2,530,290	$0.227	28.45%	$0.023	—	—	—	71.55%	$0.204

(1) Dividends for 2014 include dividend declared for shareholders of record as of December 31, 2014 and paid in January 2015. This amount consisted of a $0.07 per share special dividend and a $0.05 per share regular quarterly dividend. This dividend was a split-year dividend with $0.088 allocable to 2014 for federal income tax purposes and $0.032 allocable to 2015 for federal income tax purposes.

(2) Qualified dividend income is eligible for reduced dividend rates.
(3) Dividends for 2013 do not include dividends paid prior to the conversion from OMIF to ORM on May 20, 2013.

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

The contingency reserves required per the charter as of December 31, 2014 and 2013 were approximately $3,876,000 and $3,895,000 and are reported as restricted cash in the accompanying consolidated balance sheets. The $6,000,000 required to be held in non-interest bearing accounts as of December 31, 2014 pursuant to the Company’s two lines of credit agreements satisfy this contingency reserve requirement (see Note 7).

Escrow Deposits

Restricted cash includes deposits held in third party escrow accounts to pay property taxes and insurance on Company real estate in the amounts of approximately $249,000 and $200,000 as of December 31, 2014 and 2013, respectively.

NOTE 11 - INCOME TAXES

The Company operates in such a manner as to qualify as a REIT, under the provisions of the Internal Revenue Code of 1986, as amended (the "Code"); therefore, applicable REIT taxable income is included in the taxable income of its shareholders, to the extent distributed by the Company. To maintain REIT status for federal income tax purposes, the Company is generally required to distribute at least 90% of its REIT taxable income to its shareholders as well as comply with certain other qualification requirements as defined under the Code. As a REIT, the Company is not subject to federal corporate income tax to the extent that it distributes 100% of its REIT taxable income each year. During 2014 and 2013, the Company distributed in excess of 100% of its taxable income to its stockholders.

Taxable income from non-REIT activities managed through the Company's taxable REIT subsidiary (“TRS”) (Lone Star Golf, Inc.) is subject to federal, state and local income taxes. The Company did not record a provision for current income taxes related to its TRS for the years ended December 31, 2014 and 2013 as it was in a net loss position. Deferred taxes related to temporary differences in book and taxable income as well as net operating losses of the TRS were not significant.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

As of December 31, 2014 and 2013, the Company has not recorded a reserve for any uncertain income tax positions. There has been no interest or penalties incurred to date. The Company has capital loss carryforwards from the sale of two properties during 2014 totaling approximately $822,000 as of December 31, 2014. These losses will begin to expire in 2020.

As of December 31, 2014, income tax returns for the calendar years ended 2012 through 2014 remain subject to examination by IRS and/or any state or local taxing jurisdiction. Additionally, tax returns from the predecessor entity (OMIF) remain open for the calendar years ended 2011 and 2012, as well as the short year ended May 19, 2013.

NOTE 12 - TRANSACTIONS WITH AFFILIATES

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

OFG, at its sole discretion may, on a monthly basis, adjust the management and servicing fees as long as they do not exceed the allowable limits calculated on an annual basis. Even though the fees for a month may exceed 1/12 of the maximum limits, at the end of the calendar year the sum of the fees collected for each of the 12 months must be equal to or less than the stated limits. Management fees amounted to approximately $1,727,000 and $1,664,000 for the years ended December 31, 2014 and 2013, respectively, and are included in the accompanying consolidated statements of operations. Service fees amounted to approximately $157,000 and $152,000 for the years ended December 31, 2014 and 2013, respectively, and are included in the accompanying consolidated statements of operations. As of December 31, 2014 and 2013, the Company owed management and servicing fees to OFG in the amount of approximately $171,000 and $294,000, respectively.

The maximum servicing fees were paid to OFG during the years ended December 31, 2014 and 2013. The maximum management fees had been paid to OFG during the year ended December 31, 2014. If the maximum management fees had been paid to OFG during the year ended December 31, 2013, the management fees would have been $1,668,000 (increase of $4,000), which would have decreased net income by approximately 0.05%.

In determining the management fees to pay to OFG, OFG may consider a number of factors, including current market yields, delinquency experience, uninvested cash and real estate activities. OFG expects that the management fees that it receives from the Company will vary in amount and percentage from period to period. However, due to reduced levels of loans held by the Company during the years ended December 31, 2014 and 2013, OFG has chosen to take close to the maximum compensation that it is able to take pursuant to the Company’s charter and will likely continue to take the maximum compensation for the foreseeable future.

Pursuant to the charter, OFG receives all late payment charges from borrowers on loans owned by the Company, with the exception of those loans participated with outside entities. The amounts paid to or collected by OFG for such charges on Company loans totaled approximately $14,000 and $5,000 for the years ended December 31, 2014 and 2013, respectively. In addition, the Company remits other miscellaneous fees to OFG, which are collected from loan payments, loan payoffs or advances from loan principal (i.e. funding, demand and partial release fees). Such fees remitted to OFG totaled approximately $4,000 and $1,000 for the years ended December 31, 2014 and 2013, respectively.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

OFG originates all loans the Company invests in and receives loan origination fees from borrowers. Such fees earned by OFG amounted to approximately $1,228,000 and $658,000 on loans originated, rewritten or extended of approximately $50,440,000 and $18,977,000 for the years ended December 31, 2014 and 2013, respectively. Such fees as a percentage of loans originated, rewritten or extended by the Company were 2.4% and 3.5% for the years ended December 31, 2014 and 2013, respectively.

OFG is reimbursed by the Company for the actual cost of goods, services and materials used for or by the Company and obtained from unaffiliated entities and the salary and related salary expense of OFG’s non-management and non-supervisory personnel performing services for the Company which could be performed by independent parties (subject to certain limitations in the Management Agreement). The amounts reimbursed to OFG by the Company were $704,000 and $742,000 during the years ended December 31, 2014 and 2013, respectively. As of December 31, 2014, there was approximately $113,000 payable to OFG for reimbursable expenses and other fees owed and no amounts payable as of December 31, 2013. The Company also reimbursed certain of OFG’s officers for allowed expenses in the total amount of $1,000 and $19,000 during the years ended December 31, 2014 and 2013, respectively.

The Company paid Investor’s Yield, Inc. (a wholly owned subsidiary of OFG) approximately $30,000 and $34,000 in trustee’s fees related to certain foreclosure proceedings on Company loans during the years ended December 31, 2014 and 2013, respectively.

In February 2015 (subsequent to year-end), the Company purchased OFG’s full interest in a loan secured by an industrial property located in San Ramon, California with a principal balance of $1,499,000 at face value.

NOTE 13 - RENTAL INCOME

The Company’s real estate properties held for sale and investment are leased to tenants under noncancellable leases with remaining terms ranging from one to twelve years. Certain of the leases require the tenant to pay all or some operating expenses of the properties. The future minimum rental income from noncancellable operating leases due within the five years subsequent to December 31, 2014, and thereafter is as follows:

Year ending December 31:
2015	$7,148,109
2016	3,784,137
2017	3,129,076
2018	2,652,363
2019	2,007,112
Thereafter (through 2026)	3,487,794
$22,208,591

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

NOTE 14 - FAIR VALUE

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

Level 3 inputs include unobservable inputs that are used when there is little, if any, market activity for the asset or liability measured at fair value. In certain cases, the inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, the level in which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input requires judgment and considers factors specific to the asset or liability being measured.

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

Impaired Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established.  A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement or when monthly payments are delinquent greater than ninety days. Once a loan is identified as impaired, management measures impairment in accordance with ASC 310-10-35.  Impairment is estimated by either the present value of expected cash flows discounted at the note rate or, as a practical expedient, the loan’s observable market price (if available) or the fair value of the underlying collateral, if collateral dependent.  The fair value of the loan’s collateral is determined by third party appraisals, broker price opinions, comparable property sales or other indications of value. Those impaired loans not requiring an allowance represent loans for which the fair value of the collateral exceed the recorded investments in such loans. At December 31, 2014 and 2013, the majority of the total impaired loans were evaluated based on the fair value of the collateral by obtaining third party appraisals that valued the collateral primarily by utilizing an income or market approach or some combination of the two.  In

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

accordance with ASC 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser using observable market data, the Company records the impaired loan as nonrecurring Level 2.  When an appraised value is not available, management determines the fair value of the collateral is further impaired below the appraised value or there are significant unobservable inputs included in a current appraisal, the Company records the impaired loan as nonrecurring Level 3. Unobservable market data included in appraisals often includes adjustments to comparable property sales for such items as location, size and quality to estimate fair values using a sales comparison approach.  Unobservable market data also includes cash flow assumptions and capitalization rates used to estimate fair values under an income approach.

Real Estate Held for Sale and Investment

Real estate held for sale and investment includes properties acquired through foreclosure of the related loans. When property is acquired, any excess of the Company’s recorded investment in the loan and accrued interest income over the estimated fair market value of the property, net of estimated selling costs, is charged against the allowance for loan losses. Subsequently, real estate properties held for sale are carried at the lower of carrying value or fair value less costs to sell. The Company periodically compares the carrying value of real estate held for investment to expected future cash flows as determined by internally or third party generated valuations (including third party appraisals that primarily utilize an income or market approach or some combination of the two) for the purpose of assessing the recoverability of the recorded amounts. If the carrying value exceeds future undiscounted cash flows, the assets are reduced to fair value. As fair value is generally based upon unobservable inputs, the Company records the impairment on real estate properties as nonrecurring Level 3.  Unobservable market data included in appraisals often includes adjustments to comparable property sales for such items as location, size and quality to estimate fair values using a sales comparison approach.  Unobservable market data also includes cash flow assumptions and capitalization rates used to estimate fair values under an income approach.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

There were no assets or liabilities measured at fair value on a recurring basis at December 31, 2014 and 2013. The following table presents information about the Company’s assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2014 and 2013:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
2014
Nonrecurring:
Impaired loans:
Commercial	$529,689	—	—	$529,689
Residential	6,144,000	—	—	6,144,000
Total	$6,673,689	—	—	$6,673,689

Real estate properties:
Commercial	$1,292,500	—	—	$1,292,500
Land	2,334,773	—	—	2,334,773
Total	$3,627,273	—	—	$3,627,273

2013
Nonrecurring:
Impaired loans:
Commercial	$541,956	—	—	$541,956
Residential	4,896,000	—	—	4,896,000
Total	$5,437,956	—	—	$5,437,956

Real estate properties:
Commercial	$408,000	—	—	$408,000
Land	433,920			433,920
Total	$841,920	—	—	$841,920

The reversal of loan losses (net) based on the fair value of loan collateral less estimated selling costs for the impaired loans above totaled approximately $1,236,000 and $466,000 during the years ended December 31, 2014 and 2013, respectively. Impairment losses of approximately $179,000 and $666,000 were recorded on the real estate properties above during the years ended December 31, 2014 and 2013, respectively.

During the years ended December 31, 2014 and 2013, there were no transfers into or out of Levels 1 and 2.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2014 and 2013:

At December 31, 2014:
Description	Fair Value	Valuation Technique	Significant Unobservable Inputs	Input/Range	Weighted Average

Impaired Loans:
Commercial	$529,689	Appraisal	Estimate of Future Improvements	13.6%
			Capitalization Rate	6.5%
			Comparable Sales Adjustment	(59)% to (2.3)%
Residential	$6,144,000	Appraisal	Estimate of Future Improvements	1.8%
			Discount Rate	12%
			Comparable Sales Adjustment	(10)% to 20%
Real Estate Properties:
Commercial	$1,292,500	Appraisal	Comparable Purchase Offers	(42)% to 13.4%
Land	$2,334,773	Appraisal	Comparable Sales Adjustment	5% to 62.8%
			Discount Rate	8%

At December 31, 2013:
Description	Fair Value	Valuation Technique	Significant Unobservable Inputs	Input/Range	Weighted Average

Impaired Loans:
Commercial	$541,956	Appraisal	Estimate of Future Improvements	13.6%
			Capitalization Rate	6.5%
			Comparable Sales Adjustment	(59)% to (2.3)%
Residential	$4,896,000	Appraisal	Capitalization Rate	5.5%
			Comparable Sales Adjustment	(19.1)% to 39%
Real Estate Properties:
Commercial	$408,000	Appraisal	Comparable Sales Adjustment	(186.2)% to (27.1)%
			Capitalization Rate	8.2%
			Estimate of Future Improvements	15.8%
Land	$433,920	Appraisal	Comparable Sales Adjustment	(33.3)% to 35.5%	7.5%
			Estimate of Future Improvements	54.1%

Where only one percentage is presented in the above table there was only one unobservable input of that type for one loan or property. Adjustments to comparable sales included items such as market conditions, location, size, condition, access/frontage and intended use.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

The approximate carrying amounts and estimated fair values of financial instruments at December 31, 2014 and 2013 are as follows:

		Fair Value Measurements at December 31, 2014
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$1,414,000	$1,414,000	$—	$—	$1,414,000
Restricted cash	6,249,000	6,249,000	—	—	6,249,000
Loans, net	65,164,000	—	—	66,009,000	66,009,000
Investment in limited liability company	2,143,000	—	—	2,352,000	2,352,000
Interest and other receivables	1,482,000	—	644,000	838,000	1,482,000

Financial liabilities
Due to Manager	$284,000	$—	$284,000	$—	$284,000
Accrued interest payable	175,000	—	113,000	62,000	175,000
Lines of credit payable	11,450,000	—	11,450,000	—	11,450,000
Notes payable	37,570,000	—	24,428,000	13,155,000	37,583,000

		Fair Value Measurements at December 31, 2013
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$8,159,000	$8,159,000	$—	$—	$8,159,000
Restricted cash	4,095,000	4,095,000	—	—	4,095,000
Loans, net	54,057,000	—	—	54,602,000	54,602,000
Investment in limited liability company	2,143,000	—	—	2,352,000	2,352,000
Interest and other receivables	1,674,000	—	238,000	1,436,000	1,674,000

Financial liabilities
Due to Manager	$294,000	$—	$294,000	$—	$294,000
Accrued interest payable	64,000	—	—	64,000	64,000
Notes payable	13,918,000	—	—	13,960,000	13,960,000

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

December 31, 2014 and 2013

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

Lines of credit payable: The fair value of the Company’s lines of credit payable is estimated based upon comparable market indicators of current pricing for the same or similar issue or on the current rate offered to the Company for debt of the same remaining maturity and is generally observable resulting in a Level 2 classification.

Notes payable: The fair values of the Company’s notes payable and related accrued interest payable are estimated based upon comparable market indicators of current pricing for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities resulting in either a Level 2 or Level 3 classification.

Other: The carrying values of interest and other receivables and due to Manager are estimated to approximate fair values due to the short term nature of these instruments and are classified as Level 2 (except for accrued interest and advances related to loans which are classified as Level 3).

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Environmental Remediation Obligations

The Company has an obligation to pay all required costs to remediate and monitor contamination of the real properties owned by 1850. As part of the Operating Agreement executed by the Company and its joint venture partner in 1850, Nanook, the Company has indemnified Nanook against all obligations related to the expected costs to monitor and remediate the contamination. In 2008, the Company had accrued an amount that a third party consultant had estimated will need to be paid to monitor and remediate the site. The majority of clean-up activities were completed during 2012 as part of the tenant’s construction of a new building on the site. Thus, approximately $460,000 was paid by the Company from the previously established liability and an additional $100,000 was accrued during the year ended December 31, 2012 as a result of an updated estimate of future costs to be incurred. If additional amounts are required, it will be an obligation of the Company. As of December 31, 2014 and 2013, approximately $60,000 and $63,000 of this obligation remains accrued on the Company’s books. Management expects that all costs for this remediation will be paid from cash reserves.

During the course of due diligence performed by a potential buyer of TOTB during 2012, a low level of arsenic was found in the ground water of a monitoring well located on the property owned by TOTB. While the level of arsenic exceeds the minimum level acceptable for drinking water standards, the water under this property is subject to tidal influence and is not used for domestic consumption.  TOTB has retained an environmental consultant to perform additional testing and analysis with the goal of petitioning the appropriate governmental agency to issue a no further action letter for this property due to the low level of contamination and the low quality of the ground water under the property.  At this time, the costs of any potential remediation and/or monitoring are unknown and cannot be estimated. As of December 31, 2014 and 2013, approximately $79,000 and $55,000 had been paid/accrued to perform testing and analysis.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

Contractual Obligations

The Company has entered into various contracts for design, architectural and engineering for the potential phase II development of the land owned by TSV. The aggregate amount of these contracts as of the date of this filing is approximately $793,000 of which approximately $282,000 has been incurred as of December 31, 2014. Management expects that all costs for this project will be paid from cash reserves and/or construction financing to be obtained in the future.

The Company has also entered into contracts for the construction, demolition and concrete remediation, design, architectural and engineering services related to the renovation of the vacant apartment building owned by TOTB North (see Note 6) in the aggregate amount of approximately $21,786,000 of which approximately $1,557,000 has been incurred to December 31, 2014 in addition to other capitalized costs related to the construction project of $580,000 (total of $2,137,000). Management expects that all costs for this project will be paid from cash reserves or the recently obtained construction loan. It is possible that additional change orders will be submitted and construction costs may be higher than expected.

The Company has entered into contracts for new bathrooms and modular offices and improvements to the bridge that accesses the marina held within Brannan Island, LLC in the aggregate amount of approximately $785,000 of which approximately $230,000 has been incurred to December 31, 2014. Management expects that all costs from the project will be paid from cash reserves or advances from the lines of credit.  It is possible that additional change orders will be submitted and construction costs may be higher than expected.

As of December 31, 2014, the Company has commitments to advance additional funds to borrowers of construction, rehabilitation and other loans in the total amount of approximately $5,935,000 (including approximately $1,645,000 in interest reserves).

Legal Proceedings

The Company is involved in various legal actions arising in the normal course of business.  In the opinion of management, such matters will not have a material effect upon the financial position of the Company.

NOTE 16 – SUBSEQUENT EVENTS

720 University, LLC Debt Refinancing

In November 2014, 720 University entered into a Real Estate Sale Agreement pursuant to which 720 University agreed to sell the property for $21,000,000 (subsequently reduced to $20,750,000). The buyer deposited $500,000 upon execution and deposited an additional $500,000 once the due diligence period expired in January 2015, and these deposits are non-refundable. On January 30, 2015, an initial closing was held for the purpose of refinancing the 720 University note payable (see Note 8), and the buyer extended a new loan to 720 University to repay the existing note payable to the bank. The principal amount of the new loan is $9,771,263 and will accrue interest at 6.0% per annum until paid off with the closing of the sale of the property to the buyer which is expected to occur on or about May 28, 2015.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

NOTE 17 – SUMMARY QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

The following tables represent unaudited summarized quarterly financial data of the Company for the years ended December 31, 2014 and 2013 which, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's results of operations.
	Three Months Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014

Total revenues	$5,399,844	$4,705,357	$4,054,311	4,125,493
Total expenses	4,325,811	3,709,670	3,625,646	3,462,856
Operating income	1,074,033	995,687	428,665	662,637
Gain on sale of real estate, net	503,254	113,113	2,349,808	277,184
Reversal of (provision for) loan losses	2,010,765	(117,680)	103,820	(127,172)
Impairment losses on real estate properties	—	(123,500)	(48,000)	(7,540)
Net income	3,588,052	867,620	2,834,293	805,109
Less: Net income attributable to non-controlling interests	(13,693)	(83,797)	(23,409)	(44,546)
Net income attributable to common stockholders	$3,574,359	$783,823	$2,810,884	$760,563
Net income per common share (basic and diluted)	$0.33	$0.07	$0.26	$0.07
Weighted average number of common shares outstanding	10,768,001	10,768,001	10,768,001	10,769,498
Dividends declared per share of Common Stock	$0.12	$0.05	$0.05	$0.05

	Three Months Ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013

Total revenues	$3,519,922	$3,676,957	$3,560,035	4,604,798
Total expenses	3,338,179	3,643,731	4,172,275	3,488,656
Operating income (loss)	181,743	33,226	(612,240)	1,116,142
Gain on sale of real estate, net	230,765	251,887	2,429,872	30,337
Reversal of provision for loan losses	445,768	419,860	6,699,271	257,213
Impairment losses on real estate properties	(666,240)	—	—	—
Net income	192,036	704,973	8,516,903	1,403,692
Less: Net (income) loss attributable to non-controlling interests	(21,162)	(3,899)	(2,085,886)	26,240
Net income attributable to common stockholders	$170,874	$701,074	$6,431,017	$1,429,932
Net income per common share (basic and diluted)	$0.02	$0.06	$0.57	$0.13
Weighted average number of common shares outstanding	10,920,690	11,196,646	11,198,119	11,198,119
Dividends declared per share of Common Stock	$0.05	$0.05	$0.15	$0.00

O

OWENS REALTY MORTGAGE, INC.
FINANCIAL STATEMENT SECHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2014

Description	Encumbrances	Initial Cost	Capitalized Costs	Sales	Impairment Writedowns	Accumulated Depreciation		Carrying Value	Date Acquired	Depreciable Lives

169 Condominium Units & 160 Unit Vacant Apartment Building Under Renovation, Miami, Florida	$13,983,086 Note and Construction Loan Payable	$ 34,560,000	$ 2,136,658	$ —	$ —	$ (2,342,700)		$34,353,958	2/2/2011	27.5 Years

Retail Complex, Greeley, Colorado	$9,741,463 Note Payable	4,136,239	7,539,507	(128,274)	—	—	Note 4	11,547,472	7/31/2000	1-39 Years

Commercial and Residential Land under Development, South Lake Tahoe, California	$3,400,000 Notes Payable	17,871,561	12,578,335	—	—	—	Note 5	30,449,896	Various	N/A

Retail Complex, South Lake Tahoe, California	$10,445,000 Note Payable	6,409,617	16,946,784	—	—	(144,505)		23,211,896	Various	5-39 Years

133 Condominium Units, Phoenix, Arizona	None	5,822,597	3,459,377	—	(1,443,790)	(904,955)	Note 6	6,933,229	11/18/2009	5-27.5 Years

Residential and Commercial Land, Gypsum, Colorado	None	9,600,000	53,434	—	(3,840,000)	—	Note 7	5,813,434	10/1/2011	N/A

Assisted Living Facility, Bensalem, Pennsylvania	None	5,018,166	—	—	—	(13,166)		5,005,000	12/12/2014	27.5 Years

Medical Office Condominium Complex, Gilbert, Arizona	None	4,535,781	180,378	—	—	—	Note 8	4,716,159	5/19/2010	5-39 Years

60 Condominium Units, Lakewood, Washington	None	6,616,881	65,502	—	(1,882,384)	(435,256)	Note 9	4,364,743	8/20/2010	27.5 Years

Storage Facility, Stockton, California	None	5,674,000	42,980	—	(1,580,079)	(289,017)	Note 10	3,847,884	6/3/2008	15-39 Years

Office Condominium Complex, Roseville, California	None	8,569,286	303,178	(1,095,670)	(3,712,707)	(379,884)	Note 11	3,684,203	9/26/2008	2-39 Years

Retail Building, Sacramento, California	None	3,890,968	—	—	—	—		3,890,968	9/3/2010	N/A

75 Residential Lots, Auburn, California	None	13,746,625	36,745	—	(9,904,826)	—	Note 12	3,878,544	9/27/2007	N/A

Industrial Building, Sunnyvale, California	None	3,428,885	54,514	—	—	(455,665)		3,027,734	11/5/2009	10-39 Years

12 Condominium & 3 Commercial Units, Tacoma, Washington	None	2,486,400	84,909	—	—	(162,628)		2,408,681	7/8/2011	27.5-39 Years

Marina & Boat Club with 179 Boat Slips, Isleton, California	None	2,002,525	255,543	—	—	(37,620)		2,220,448	1/29/2013	5-15 Years

Undeveloped, Industrial Land, San Jose, California	None	3,025,992	—	—	(1,067,592)	—	Note 13	1,958,400	12/27/2002	N/A

Golf Course, Auburn, California	None	1,917,981	102,429	—	—	—	Note 14	2,020,410	6/20/2009	N/A

Unimproved residential and commercial land, Bethel Island, California	None	2,336,640	—	(1,867)	—	—		2,334,773	3/11/2014	N/A

Miscellaneous Real Estate	None					(909,891)		7,348,973	Various	Various

TOTALS						$(6,075,287)		$163,016,805

NOTE 1: All real estate listed above was acquired through foreclosure or deed in lieu of foreclosure other than certain parcels of the commercial and residential land under development located in South Lake Tahoe, California that was purchased in 2012 and 2014.

NOTE 2: Changes in real estate held for sale and investment were as follows:
Balance at beginning of period (1/1/13)	$127,773,349
Additions during period:
Acquisitions through foreclosure	19,602,478
Investments in real estate properties	9,017,333
Subtotal	156,393,160
Deductions during period:
Cost of real estate properties sold	18,023,870
Impairment losses on real estate properties	666,240
Depreciation of properties held for investment	2,387,086
Balance at end of period (12/31/13)	$135,315,964

Balance at beginning of period (1/1/14)	$135,315,964
Additions during period:
Acquisitions through foreclosure	9,572,406
Investments in real estate properties	21,987,250
Subtotal	166,875,620
Deductions during period:
Cost of real estate properties sold	1,529,227
Impairment losses on real estate properties	179,040
Depreciation of properties held for investment	2,150,548
Balance at end of period (12/31/14)	$163,016,805

NOTE 3: Changes in accumulated depreciation were as follows:
Balance at beginning of period (1/1/13)	$6,518,160
Additions during period:
Depreciation expense	2,387,086
Previous accumulated depreciation on real estate moved back to held for investment	849,125
Subtotal	9,754,371

Deductions during period:
Accumulated depreciation of real estate sold during 2013	8,663
Accumulated depreciation on real estate moved to held for sale	145,989
Balance at end of period (12/31/13)	$9,599,719

Balance at beginning of period (1/1/14)	$9,599,719
Additions during period:
Depreciation expense	2,150,548
Subtotal	11,750,267
Deductions during period:
Accumulated depreciation on real estate moved to held for sale	5,674,980
Balance at end of period (12/31/14)	$6,075,287

NOTE 4: Property was moved to Held for Sale during 2014 and accumulated depreciation up to that time of $5,170,761 is shown net with the Initial Cost above.
NOTE 5: Capitalized costs include purchases of parcels in the total amount of $6,074,000 adjacent to parcels obtained via foreclosure.
NOTE 6: A write-down of $1,115,660 was recorded on this property during 2011 based on a third party appraisal. Accumulated depreciation of $328,130 was netted with basis at time of write-down and is reflected in write-down amount above.
NOTE 7: A write-down of $3,840,000 was recorded on this property during 2012 based on a third party appraisal.
NOTE 8: Property was moved to Held for Sale during 2014 and accumulated depreciation up to that time of $504,219 is shown net with the Initial Cost above.
NOTE 9: A write-down of $1,608,100 was recorded on this property during 2011 based on a third party appraisal. Accumulated depreciation of $274,284 was netted with basis at time of write-down and is reflected in write-down amount above.
NOTE 10: Write-downs totaling $1,183,571 were recorded on this property during 2009 and 2011 based on third party appraisals. Accumulated depreciation of $396,508 was netted with basis at time of write-downs and is reflected in write-down amount above.
NOTE 11: Write-downs totaling $3,712,707 were recorded on this property during 2010 and 2011 based on third party appraisals and comparable sales.
NOTE 12: Write-downs totaling $9,904,826 were recorded on this property during 2009 through 2012 based on broker's opinions of value and third party appraisals.
NOTE 13: Write-downs totaling $1,067,592 were recorded on this property in 2010 through 2012 based on third party appraisals.
NOTE 14: Property was moved to Held for Sale during 2013 and accumulated depreciation up to that time of $145,989 is shown net with the Initial Cost above.
NOTE 15: The aggregate cost of the above real estate properties for Federal income tax purposes is approximately $230,061,000.

O

OWENS REALTY MORTGAGE, INC.
FINANCIAL STATEMENT SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
 DECEMBER 31, 2014
Description	Interest Rate	Final Maturity date	Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal	Principal Amount of Loans Subject to Delinquent Payments
TYPE OF PROPERTY
Commercial	5.00-10.00%	Current to October 2018	$52,531,537	$1,078,752	$1,078,752
Residential	7.50-11.00%	Current to March 2028	13,491,906	8,397,329	7,788,747
Land	8.00%	April 2015 to February 2016	2,010,068	—	1,860,068
TOTAL			$68,033,511	$9,476,081	$10,727,567

AMOUNT OF LOAN
$0-500,000	7.88-8.00%	Current to March 2028	$653,747	$—	$253,747
$500,001-1,000,000	7.50-8.00%	Current to March 2017	5,627,223	862,329	—
$1,000,001-5,000,000	5.00-10.00%	Current to October 2018	31,499,358	1,078,752	2,938,820
Over $5,000,000	8.00-11.00%	Current to August 2018	30,253,183	7,535,000	7,535,000
TOTAL			$68,033,511	$9,476,081	$10,727,567

POSITION OF LOAN
First	5.00-11.00%	Current to March 2028	$65,533,511	$9,476,081	$10,727,567
Second	10.00%	October 2018	2,500,000	—	—
TOTAL			$68,033,511	$9,476,081	$10,727,567

NOTE 1:   All loans are arranged by or acquired from an affiliate of the Company, namely Owens Financial Group, Inc., the Manager.
NOTE 2:
Balance at beginning of period (1/1/13)	$70,262,262
Additions during period:
New loans, including from sales of real estate properties	31,618,852
Advances moved to principal of loans	22,880
Subtotal	101,903,994
Deductions during period:
Collection of principal	15,641,192
Foreclosures	27,466,509
Balance at end of period (12/31/13)	$58,796,293

Balance at beginning of period (1/1/14)	$58,796,293
Additions during period:
New loans	44,505,577
Discount accretion	122,004
Subtotal	103,423,874
Deductions during period:
Collection of principal	27,718,917
Foreclosures	7,671,446
Balance at end of period (12/31/14)	$68,033,511

NOTE 3:  Included in the above loans are the following loans which exceed 3% of the total loans as of December 31, 2014:
Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal or Interest

Mixed Commercial Buildings (Office) Oakland, California (2 Notes)	10.00%	8/1/18 and 10/1/18	Interest only, balance due at maturity	$0	$11,588,183	$11,588,183	$0

Office Building and Single Family Home Dublin, California	8.00%	6/1/16	Interest and principal due monthly	0	8,500,000	7,780,000	0

Condominiums Phoenix, Arizona	11.00%	7/1/09	Interest only, balance due at maturity	0	7,535,000	5,695,655 Note 5	5,695,655

Office Building Santa Clara, California	8.00%	4/15/16	Interest only, balance due at maturity	0	5,850,000	5,850,000	0

Marina Tiburon, California	8.00%	10/1/15	Interest only, balance due at maturity	0	3,200,000	3,200,000	0

Retail Building South Lake Tahoe, California	8.00%	1/1/17	Interest only, balance due at maturity	0	4,593,803	2,809,838	0

Apartment Building Berkeley, California	8.00%	6/15/16	Interest only, balance due at maturity	0	2,300,000	2,135,821	0

Apartment Building San Anselmo, California	7.50%	3/1/17	Interest only, balance due at maturity	0	2,986,625	2,064,760	0

TOTALS				$0	$46,553,611	$41,124,257	$5,695,655

NOTE 4:  The aggregate cost of the Company’s loans for Federal income tax purposes is approximately $68,570,000 as of December 31, 2014.

NOTE 5:  A third party appraisal was obtained on this loan’s underlying property resulting in a specific loan loss allowance of $1,839,345 as of December 31, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OWENS REALTY MORTGAGE, INC.

Dated: March 16, 2015	By:	/s/ William C. Owens
William C. Owens, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Dated: March 16, 2015		By:	/s/ William C. Owens
William C. Owens, Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)

Dated: March 16, 2015		By:	/s/ Bryan H. Draper
Bryan H. Draper, Director, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

Dated: March 16, 2015		By:	*
Dennis G. Schmal, Director

Dated: March 16, 2015		By:	*
M. Lyman Bates, Jr., Director

Dated: March 16, 2015		By:	*
James M. Kessler, Director

	*	By:	/s/ Bryan H. Draper
Bryan H. Draper
Attorney-in-fact

(3) List of Exhibits:

** 3.1	Articles of Amendment and Restatement of Owens Realty Mortgage, Inc., dated January 23, 2013, and related Certificate of Correction dated September 17, 2013
* 3.2	Bylaws of Owens Realty Mortgage, Inc., incorporated herein by reference to Annex C to Proxy Statement/Prospectus on Form S-4 which was filed with the SEC on February 13, 2013
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
* 10.1
  Form of Management Agreement, dated May 20, 2013, by and between Owens Financial Group, Inc. and Owens Realty Mortgage, Inc., incorporated herein by reference to exhibit 10.1 to Current Report on Form 8-K which was filed with the SEC on May 20, 2013

* 10.2
  Credit Agreement, dated as of February 5, 2014, between California Bank & Trust and Owens Realty Mortgage, Inc., together with related Master Revolving Note, Advance Formula Agreement, and Security Agreement, incorporated by reference to exhibits 10.1, 10.2, 10.3 and 10.4 of the current report on Form 8-K filed with the SEC on

February 14, 2014
* 10.3
  Secured Revolving Credit Loan Agreement and Exhibits, dated as of April 22, 2014, between Owens Realty Mortgage, Inc. and Opus Bank, together with related Promissory Note and Carveout Payment Guaranty, incorporated by reference to exhibits 10.1, 10.2 and 10.3 of the current report on Form 8-K filed with the SEC on April 28, 2014

* 10.4
  Construction Loan Agreement and Exhibits, dated as of June 12, 2014, between TOTB North, LLC and Bank of the Ozarks, together with related Promissory Note, Mortgage, Security Agreement and Fixture Filing, Assignment of Rents and Revenues, Environmental Indemnity Agreement, Carveout Guaranty, Repayment Guaranty,

Completion Guaranty, and Post-Closing Agreement, incorporated by reference to exhibits 10.1 through 10.9 of the current report on Form 8-K filed with the SEC on June 18, 2014
** 10.5	Real Estate Sale Agreement, dated November 10, 2014, between 720 University, LLC and Alberta Development Partners, LLC
* 10.6
  Loan Agreement and Exhibits, dated as November 17, 2014, between TOTB Miami, LLC and Bank of the Ozarks, together with related Promissory Note, Mortgage, Security Agreement and Fixture Filing, Assignment of Rents and Revenues, Environmental Indemnity Agreement, Carveout Guaranty, Repayment Guaranty, Modification

Agreement, Collateral Assignment and Declaration of Rights and Assignment and Subordination of Mortgage Agreement, incorporated by reference to exhibits 10.1 through 10.10 of the current report on Form 8-K filed with the SEC on November 18, 2014
* 10.7
  Credit Agreement, dated as of December 15, 2014, between Tahoe Stateline Venture, LLC and RaboBank, N.A., together with related Real Estate Term Loan Note, Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, Environmental Certificate and Indemnity Agreement, and Guaranty,  incorporated by reference to exhibits 10.1 through 10.5 of the current report on Form 8-K filed with the SEC on December 30, 2014 and amended on Form 8-K/A filed with the SEC on January 8, 2015
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