Form 10-Q
period 2015-03-31
Owens Realty Mortgage, Inc.
filed 2015-05-11
CIK 1556364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class                                           Outstanding as of May 11, 2015
Common Stock, $.01 par value                             10,768,001 shares

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	57

Item 1A.	Risk Factors	57

Item 6.	Exhibits	58

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

OWENS REALTY MORTGAGE, INC.
Consolidated Balance Sheets
 (UNAUDITED)
	March 31,	December 31,
	2015	2014
ASSETS
Cash and cash equivalents	$13,904,244	$1,413,545
Restricted cash	8,723,582	6,248,746
Loans, net of allowance for losses of $2,956,921 in 2015 and $2,869,355 in 2014	53,977,658	65,164,156
Interest and other receivables	1,656,728	1,482,380
Other assets, net of accumulated depreciation and amortization of $1,090,942 in 2015 and $1,065,172 in 2014	1,170,055	1,138,123
Deferred financing costs, net of accumulated amortization of $384,931 in 2015 and $253,675 in 2014	1,186,329	1,317,585
Investment in limited liability company	2,185,642	2,142,581
Real estate held for sale	69,600,765	59,494,339
Real estate held for investment, net of accumulated depreciation of $5,192,002 in 2015 and $6,075,287 in 2014	95,054,901	103,522,466
Total assets	$247,459,904	$241,923,921
LIABILITIES AND EQUITY
LIABILITIES:
Dividends payable	$753,760	$1,292,160
Due to Manager	189,103	283,644
Accounts payable and accrued liabilities	4,855,330	2,219,674
Deferred gains on sales of real estate	209,662	362,283
Line of credit payable	13,969,000	11,450,000
Notes and loans payable on real estate	38,052,034	37,569,549
Total liabilities	58,028,889	53,177,310
Commitments and Contingencies (Note 13)
EQUITY:
Stockholders’ equity:
Preferred stock, $.01 par value per share, 5,000,000 shares authorized, no shares issued and outstanding at March 31, 2015 and December 31, 2014	—	—
Common stock, $.01 par value per share, 50,000,000 shares authorized, 11,198,119 shares issued, 10,768,001 shares outstanding at March 31, 2015 and December 31, 2014	111,981	111,981
Additional paid-in capital	182,437,522	182,437,522
Treasury stock, at cost – 430,118 shares at March 31, 2015 and December 31, 2014	(5,349,156)	(5,349,156)
Retained earnings	7,769,471	7,371,511
Total stockholders’ equity	184,969,818	184,571,858
Non-controlling interests	4,461,197	4,174,753
Total equity	189,431,015	188,746,611
Total liabilities and equity	$247,459,904	$241,923,921

The accompanying notes are an integral part of these consolidated financial statements.

OWENS REALTY MORTGAGE, INC.
Consolidated Statements of Income
 (UNAUDITED)

	Three Months Ended March 31,
	2015	2014
Revenues:
Interest income on loans	$2,823,871	$1,136,784
Rental and other income from real estate properties	3,542,899	2,689,975
Income from investment in limited liability company	43,061	41,696
Other income	—	18
Total revenues	6,409,831	3,868,473
Expenses:
Management fees to Manager	456,389	420,306
Servicing fees to Manager	41,490	38,210
General and administrative expense	378,971	415,743
Rental and other expenses on real estate properties	2,190,412	1,915,115
Depreciation and amortization	602,386	546,097
Interest expense	587,026	127,385
Provision for loan losses	87,566	127,172
Impairment losses on real estate properties	1,109,434	7,540
Total expenses	5,453,674	3,597,568
Operating income	956,157	270,905
Gain on sales of real estate, net	205,441	277,184
Gain on foreclosure of loan	—	257,020
Net income	1,161,598	805,109
Less: Net income attributable to non-controlling interests	(9,878)	(44,546)
Net income attributable to common stockholders	$1,151,720	$760,563

Per common share data:
Basic and diluted earnings per common share	$0.11	$0.07
Basic and diluted weighted average number of common shares outstanding	10,768,001	10,769,498
Dividends declared per share of common stock	$0.07	$0.05

The accompanying notes are an integral part of these consolidated financial statements.

OWENS REALTY MORTGAGE, INC.
Consolidated Statements of Stockholders’ Equity
Three Months Ended March 31, 2015 and 2014
 (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Treasury Stock			Total Stockholders’ Equity	Non- controlling Interests
						Retained Earnings			Total Equity
	Shares	Amount		Shares	Amount

Balances, December 31, 2013	11,198,119	$111,981	$182,437,522	(403,910)	$(5,023,668)	$2,348,575	$179,874,410	$6,351,896	$186,226,306

Net income	—	—	—	—	—	760,563	760,563	44,546	805,109
Dividends declared	—	—	—	—	—	(537,733)	(537,733)	—	(537,733)
Purchase of treasury stock	—	—	—	(26,208)	(325,488)	—	(325,488)	—	(325,488)
Contribution from non-controlling interest	—	—	—	—	—	—	—	4,359	4,359
Distributions to non-controlling interests	—	—	—	—	—	—	—	(2,618)	(2,618)
Balances, March 31, 2014	11,198,119	$111,981	$182,437,522	(430,118)	$(5,349,156)	$2,571,405	$179,771,752	$6,398,183	$186,169,935

Balances, December 31, 2014	11,198,119	$111,981	$182,437,522	(430,118)	(5,349,156)	$7,371,511	$184,571,858	$4,174,753	$188,746,611

Net income	—	—	—	—	—	1,151,720	1,151,720	9,878	1,161,598
Dividends declared	—	—	—	—	—	(753,760)	(753,760)	—	(753,760)
Contribution from non-controlling interest	—	—	—	—	—	—	—	279,184	279,184
Distributions to non-controlling interests	—	—	—	—	—	—	—	(2,618)	(2,618)
Balances, March 31, 2015	11,198,119	$111,981	$182,437,522	(430,118)	$(5,349,156)	$7,769,471	$184,969,818	$4,461,197	$189,431,015

The accompanying notes are an integral part of these consolidated financial statements.

OWENS REALTY MORTGAGE, INC.
Consolidated Statements of Cash Flows
 (UNAUDITED)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,161,598	$805,109
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on sales of real estate, net	(205,441)	(277,184)
Gain on foreclosures of loans	—	(257,020)
Income from investment in limited liability company	(43,061)	(41,696)
Provision for loan losses	87,566	127,172
Impairment losses on real estate properties	1,109,434	7,540
Depreciation and amortization	602,386	546,097
Amortization of deferred financing costs	79,419	—
Accretion of discount on loan	(536,816)	(12,200)
Changes in operating assets and liabilities:
Interest and other receivables	(174,348)	(268,931)
Other assets	(52,972)	(120,808)
Accounts payable and accrued liabilities	46,979	(582,186)
Due to Manager	(94,541)	(136,180)
Net cash provided by (used in) operating activities	1,980,203	(210,287)
CASH FLOWS FROM INVESTING ACTIVITIES:
Principal collected on loans	21,873,017	2,506,314
Investment in loans	(10,237,269)	(9,049,000)
Investment in real estate properties	(1,743,620)	(3,501,041)
Net proceeds from disposition of real estate properties	1,108,820	1,350
Purchases of vehicles and equipment	(1,507)	(3,988)
Transfer (to) from restricted cash, net	(2,474,836)	108,862
Net cash provided by (used in) investing activities	8,524,605	(9,937,503)
CASH FLOWS FROM FINANCING ACTIVITIES:
Advances on notes payable	10,342,938	—
Repayments on notes payable	(9,860,453)	(44,909)
Advances on lines of credit	10,989,000	4,100,000
Repayments on lines of credit	(8,470,000)	—
Payment of deferred financing costs	—	(140,000)
Distributions to non-controlling interests	(2,618)	(2,618)
Contribution from non-controlling interest	279,184	4,359
Purchase of treasury stock	—	(325,488)
Dividends paid	(1,292,160)	(179,333)
Net cash provided by financing activities	1,985,891	3,412,011
Net increase (decrease) in cash and cash equivalents	12,490,699	(6,735,779)
Cash and cash equivalents at beginning of period	1,413,545	8,158,734
Cash and cash equivalents at end of period	$13,904,244	$1,422,955
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest (excluding amounts capitalized)	$487,145	$132,734
Cash paid during the period for interest that was capitalized	20,050	7,194
Supplemental Disclosure of Non-Cash Activity
Increase in real estate from loan foreclosures	—	3,241,220
Decrease in loans, net of allowance for loan losses, from loan foreclosures	—	(2,959,500)

Decrease in interest and other receivables from loan foreclosures	—	(281,720)
Amortization of deferred financing costs capitalized to construction project	(51,837)	—
Change in capital expenditures financed through accounts payable	(2,588,677)	(1,123,758)
Dividends declared but not paid	(753,760)	(537,733)

The accompanying notes are an integral part of these consolidated financial statements.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – ORGANIZATION

Owens Realty Mortgage, Inc. (the “Company”) was incorporated on August 9, 2012, under the laws of the State of Maryland. The Company is authorized to issue 50,000,000 shares of its $0.01 par value common stock. In addition, the Company is authorized to issue 5,000,000 shares of preferred stock at $0.01 par value per share. The Company was created to effect the merger (the “Merger”) of Owens Mortgage Investment Fund, a California Limited Partnership (“OMIF”) with and into the Company as described in the Registration Statement on Form S-4, as amended, of the Company, declared effective on February 12, 2013 (File No. 333-184392).  The Merger was part of a plan to reorganize the business operations of OMIF so that it could elect to qualify as a real estate investment trust for Federal income tax purposes. The Merger was approved by OMIF limited partners on April 16, 2013 and was completed on May 20, 2013.

The Company has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with the Company’s taxable year ended December 31, 2012. As a REIT, the Company is permitted to deduct distributions made to its stockholders, allowing its income and gain represented by such distributions to avoid taxation at the entity level and to be taxed generally only at the stockholder level. The Company intends to distribute substantially all of its income and gain. As a REIT, however, the Company is subject to separate, corporate-level tax, including potential 100% penalty taxes under various circumstances, as well as certain state and local taxes. In addition, the Company’s taxable REIT subsidiaries are subject to full corporate income tax. Furthermore, the Company’s ability to continue to qualify as a REIT will depend upon its continuing satisfaction of various requirements, such as those related to the diversity of its stock ownership, the nature of its assets, the sources of its income and the distributions to its stockholders, including a requirement that the Company distribute to its stockholders at least 90% of its REIT taxable income on an annual basis (determined without regard to the dividends paid deduction and by excluding net capital gain).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of the management of the Company, the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein. Certain information and footnote disclosures presented in the annual consolidated financial statements are not included in these interim financial statements.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Form 10-K of ORM for the fiscal year ended December 31, 2014 filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the operating results to be expected for the full year ending December 31, 2015. The Company evaluates subsequent events up to the date it files its Form 10-Q with the SEC.

Basis of Presentation

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned taxable REIT subsidiary (TRS) and its majority- and wholly-owned limited liability companies (see notes 5 and 6). The Company is in the business of providing mortgage lending services and manages its business as one operating segment. Due to foreclosure activity, the Company also owns and manages real estate assets.

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

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

Recently Issued Accounting Pronouncements

In April 2015, the FASB issued Accounting Standards Update 2015-03, “Interest - Imputation of Interest (Subtopic 835-30) – Simplifying the Presentation of Debt Issuance Costs,” or ASU 2015-03. ASU 2015-03 simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this ASU. The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The adoption of this ASU by the Company will change the presentation of debt issuance costs, which will be reported as a direct offset to the applicable debt on the balance sheet.

In April 2014, the FASB issued Accounting Standards Update 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. ASU 2014-08 updated guidance that changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results. As a result of this new guidance, future dispositions of real estate owned assets may no longer meet the criteria to be considered as discontinued operations. The guidance was effective as of the first quarter of 2015 and did not have a material effect on the Company’s consolidated financial statements.

Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents include funds on deposit with financial institutions.

Restricted Cash

Restricted cash includes contingency reserves required pursuant to the Company’s charter, non-interest bearing deposits required pursuant to the Company’s lines of credit (see Note 7), the deposit required pursuant to the Company’s construction loan payable (see Note 8) and escrow deposits for property taxes and insurance to be paid on certain Company real estate properties.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and loans. The Company places its cash and cash equivalents with financial institutions and, at times, cash held may exceed the Federal Deposit Insurance Corporation, or “FDIC”, insured limit. The Company has exposure to credit risk on its loans and other investments. The Company’s manager, Owens Financial Group, Inc. (“OFG” or “Manager”), will seek to manage credit risk by performing analysis of underlying collateral assets.

Loans and Allowance for Loan Losses

Loans are generally stated at the principal amount outstanding. Advances under the terms of a loan to pay property taxes, insurance, legal and other costs are generally capitalized and reported as interest and other receivables. The Company’s portfolio consists primarily of real estate loans generally collateralized by first, second and third deeds of trust.  Interest income on loans is accrued by the simple interest method. Loans are generally placed on nonaccrual status when the borrowers are past due greater than ninety days or when full payment of principal and interest is not expected. When a loan is classified as nonaccrual, interest accruals discontinue and all past due interest remains accrued until the loan becomes current, is paid off or is foreclosed upon. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest. Cash receipts on nonaccrual loans are used to reduce any outstanding accrued interest, and then are recorded as interest income, except when such payments are specifically designated as principal reduction or when management does not believe the Company’s investment in the loan is fully recoverable. The Company does not incur origination costs and does not earn or collect origination fees from borrowers as OFG is entitled to all such fees (see Note 9).

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

Land Loans – These loans generally possess a higher inherent risk of loss than other real estate portfolio segments.  Trends in real estate values significantly impact the security of these loans, as property values generally determine the economic viability of development projects. As improved property values decline, the value of unimproved land declines disproportionally more quickly.

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

Real Estate Held for Sale

Real estate held for sale includes properties acquired in full or partial settlement of loan obligations, principally through foreclosure, that are being marketed for sale. Real estate held for sale is recorded upon acquisition at the property’s estimated fair value less estimated costs to sell. Any excess of the recorded investment in the loan over the net fair value is charged against the allowance for loan losses. Any excess of the net fair value over the recorded investment in the loan is credited first to the allowance for loan losses as a recovery to the extent charge-offs had been recorded previously, and then to earnings as gain on foreclosure of loan.

After acquisition, costs incurred relating to the development and improvement of property are capitalized to the extent they do not cause the recorded value to exceed the net fair value, whereas costs relating to holding and disposition of the property are expensed as incurred. After acquisition, real estate held for sale is analyzed periodically for changes in fair values and any subsequent write down is charged to impairment losses on real estate properties. Any recovery in the fair value subsequent to such a write down is recorded (not to exceed the net fair value at acquisition) as an offset to impairment losses on real estate properties. Recognition of gains on the sale of real estate is dependent upon the transaction meeting certain criteria related to the nature of the property and the terms of the sale including potential seller financing.

Real Estate Held for Investment

Real estate held for investment includes properties acquired in full or partial settlement of loan obligations, principally through foreclosure, that are not being marketed for sale and are either being operated or leased, are being managed through the development process (including obtaining appropriate and necessary entitlements, permits and/or construction) or are idle properties awaiting more favorable market conditions. Certain of these properties are those that the Company cannot sell without placing our REIT status at risk or become subject to prohibited transactions penalty taxes. Real estate held for investment is recorded upon acquisition at the property’s estimated fair value, less estimated costs to sell.

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

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES

The following tables show the changes in the allowance for loan losses by portfolio segment for the three months ended March 31, 2015 and 2014 and the allocation of the allowance for loan losses and loans as of March 31, 2015 and December 31, 2014 by portfolio segment and by impairment methodology:

	Commercial	Residential	Land
2015				Total

Allowance for loan losses:
	Three Months Ended March 31, 2015
Beginning balance	$888,260	$1,975,112	$5,983	$2,869,355
Provision (Reversal)	23,506	(2,091)	66,151	87,566
Ending Balance	$911,766	$1,973,021	$72,134	$2,956,921

	As of March 31, 2015
Ending balance: individually evaluated for impairment	$552,761	$1,839,345	$—	$2,392,106

Ending balance: collectively evaluated for impairment	$359,005	$133,676	$72,134	$564,815

Ending balance	$911,766	$1,973,021	$72,134	$2,956,921

Loans:
Ending balance	$42,600,361	$12,791,670	$1,542,548	$56,934,579

Ending balance: individually evaluated for impairment	$1,078,752	$7,785,790	$—	$8,864,542

Ending balance: collectively evaluated for impairment	$41,521,609	$5,005,880	$1,542,548	$48,070,037

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

	Commercial	Residential	Land
2014				Total

Allowance for loan losses:
	Three Months Ended March 31, 2014
Beginning balance	$932,651	$3,798,203	$8,234	$4,739,088
(Reversal) Provision	282,373	(159,259)	4,058	127,172
Ending Balance	$1,215,024	$3,638,944	$12,292	$4,866,260

	As of December 31, 2014
Ending balance: individually evaluated for impairment	$550,010	$1,839,345	$—	$2,389,355

Ending balance: collectively evaluated for impairment	$338,250	$135,767	$5,983	$480,000

Ending balance	$888,260	$1,975,112	$5,983	$2,869,355

Loans:
Ending balance	$52,531,537	$13,491,906	$2,010,068	$68,033,511

Ending balance: individually evaluated for impairment	$12,666,935	$7,788,747	$1,860,068	$22,315,750

Ending balance: collectively evaluated for impairment	$39,864,602	$5,703,159	$150,000	$45,717,761

The following tables show an aging analysis of the loan portfolio by the time monthly payments are past due as of March 31, 2015 and December 31, 2014:

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due
				Total Past Due Loans	Current Loans	Total Loans
March 31, 2015

Commercial	$—	$—	$1,078,752	$1,078,752	$41,521,609	$42,600,361
Residential	—	—	7,785,790	7,785,790	5,005,880	12,791,670
Land	—	—	—	—	1,542,548	1,542,548
	$—	$—	$8,864,542	$8,864,542	$48,070,037	$56,934,579

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due
				Total Past Due Loans	Current Loans	Total Loans
December 31, 2014

Commercial	$—	$—	$1,078,752	$1,078,752	$51,452,785	$52,531,537
Residential	—	—	7,788,747	7,788,747	5,703,159	13,491,906
Land	—	—	1,860,068	1,860,068	150,000	2,010,068
	$—	$—	$10,727,567	$10,727,567	$57,305,944	$68,033,511

All of the loans that are 90 or more days past due as listed above are on non-accrual status as of March 31, 2015 and December 31, 2014. In addition, two commercial loans totaling $11,588,000 as of December 31, 2014 that were considered impaired were restored to accrual status during the quarter ended March 31, 2014 because the Company had received consistent payments from the borrower over a six month period and management expected that the borrower would continue to keep the loans current with respect to principal and interest payments.  These two loans were paid off in full during the quarter ended March 31, 2015.

The following tables show information related to impaired loans as of and for the three months ended March 31, 2015:

	As of March 31, 2015			Three Months Ended March 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$—	$—	$—	$7,737,656	$601,660
Residential	250,790	250,790	—	251,780	5,493
Land	—	—	—	1,240,045	216,904

With an allowance recorded:
Commercial	1,079,699	1,078,752	552,761	1,079,699	13,484
Residential	7,983,345	7,535,000	1,839,345	7,983,345	63,000
Land	—	—	—	—	—

Total:
Commercial	$1,079,699	$1,078,752	$552,761	$8,817,355	$615,144
Residential	$8,234,135	$7,785,790	$1,839,345	$8,235,125	$68,493
Land	$—	$—	$—	$1,240,045	$216,904

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

The following tables show information related to impaired loans as of December 31, 2014 and for the three months ended March 31, 2014:

	As of December 31, 2014			Three Months Ended March 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$11,588,183	$11,588,183	$—	$16,217,747	$498,505
Residential	253,747	253,747	—	2,503,678	45,000
Land	1,860,068	1,860,068	—	4,023,444	54,320

With an allowance recorded:
Commercial	1,079,699	1,078,752	550,010	1,783,636	14,482
Residential	7,983,345	7,535,000	1,839,345	7,983,430	39,000
Land	—	—	—	—	—

Total:
Commercial	$12,667,882	$12,666,935	$550,010	$18,001,383	$512,987
Residential	$8,267,092	$7,788,747	$1,839,345	$10,487,108	$84,000
Land	$1,860,068	$1,860,068	$—	$4,023,444	$54,320

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

Troubled Debt Restructurings

The Company has allocated approximately $2,392,000 and $2,389,000 of specific reserves on loans totaling approximately $9,314,000 and $20,265,000 (recorded investments before reserves) to borrowers whose loan terms had been modified in troubled debt restructurings as of March 31, 2015 and December 31, 2014, respectively.  The Company has not committed to lend additional amounts to any of these borrowers.

No loans were modified as troubled debt restructurings during the quarters ended March 31, 2015 and 2014.

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

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

The Company received no distributions from 1850 during the three months ended March 31, 2015 and 2014. The net income to the Company from its investment in 1850 De La Cruz was approximately $43,000 and $42,000 during the three months ended March 31, 2015 and 2014, respectively.

NOTE 5 - REAL ESTATE HELD FOR SALE

Real estate properties held for sale as of March 31, 2015 and December 31, 2014 consists of properties acquired through foreclosure classified by property type as follows:

	March 31, 2015	December 31, 2014
Land (including land under development)	$37,562,043	$36,263,330
Retail	15,439,021	16,494,440
Residential	6,852,989	—
Office	4,716,159	4,716,159
Industrial	3,005,470	—
Golf course	2,025,083	2,020,410
	$69,600,765	$59,494,339

During the three months ended March 31, 2015, the Company transferred three properties (one land, one residential and one industrial) from “Held for investment” to “Held for sale” as the properties are now listed for sale and sales are expected within the next year.

During the three months ended March 31, 2015, the Company recorded an impairment loss of approximately $1,109,000 on the unimproved residential and commercial land located in Gypsum, Colorado due to a decrease in the listing price of the property and a reduction in the fair market value estimated by management.

During the three months ended March 31, 2015, the Company sold one retail property for net sales proceeds of approximately $1,109,000, resulting in a gain on sale of real estate of approximately $53,000. In addition, the Company recognized gain of approximately $152,000 during the three months ended March 31, 2015 that had previously been deferred related to the sale of a real estate property in 2012.  The gain on the sale of this property was being accounted for under the installment method.

There were no sales during the three months ended March 31, 2014; however, a gain of approximately $277,000 was recognized during the three months ended March 31, 2014 that had previously been deferred related to the sale of a real estate property in 2012. The gain on the sale of that property was being recognized under the installment method.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE 6 - REAL ESTATE HELD FOR INVESTMENT

Real estate held for investment as of March 31, 2015 and December 31, 2014 consists of properties acquired through foreclosure classified by property type as follows:

	March 31, 2015	December 31, 2014
Land	$8,839,255	$10,797,656
Residential	44,460,963	48,154,258
Retail	23,286,401	23,211,896
Assisted care	4,999,210	5,005,000
Office	4,375,862	4,416,108
Industrial	1,446,605	4,486,797
Storage	3,823,911	3,847,884
Marina	3,822,694	3,602,867
	$95,054,901	$103,522,466

The balances of land and the major classes of depreciable property for real estate held for investment as of March 31, 2015 and December 31, 2014 are as follows:
	March 31, 2015	December 31, 2014
Land and land improvements	$34,347,537	$39,003,422
Buildings and improvements	65,899,366	70,594,331
	100,246,903	109,597,753
Less: Accumulated depreciation	(5,192,002)	(6,075,287)
	$95,054,901	$103,522,466

It is the Company’s intent to sell the majority of its real estate properties held for investment, but expected sales are not probable to occur within the next year.

Depreciation expense was approximately $580,000 and $519,000 for the three months ended March 31, 2015 and 2014, respectively.

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

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

Certain of the Company’s real estate properties held for sale and investment are leased to tenants under noncancellable leases with remaining terms ranging from one to twelve years. Certain of the leases require the tenant to pay all or some operating expenses of the properties. The future minimum rental income from noncancellable operating leases due within the five years subsequent to March 31, 2015 and thereafter is as follows:

Twelve months ending March 31:
2016	$6,890,670
2017	3,753,707
2018	3,098,675
2019	2,648,921
2020	1,686,500
Thereafter (through 2026)	3,325,297
$21,403,770

NOTE 7 – LINES OF CREDIT PAYABLE

The Company borrows funds under the revolving California Bank & Trust (“CB&T”) line of credit and the revolving Opus Bank (“Opus”) line of credit (collectively, the “Funding Agreements”). As of March 31, 2015 and December 31, 2014, the outstanding balances and total commitments under the Funding Agreements consisted of the following:

	As of March 31, 2015		As of December 31, 2014

	Outstanding Balance	Total Commitment	Outstanding Balance	Total Commitment

CB&T Line of Credit	$13,969,000	$13,969,000	$11,450,000	$17,355,000
Opus Bank Line of Credit	—	12,626,000	—	16,721,000
Total	$13,969,000	$26,595,000	$11,450,000	$34,076,000

The Funding Agreements are generally collateralized by assignments of specific loans or real estate properties owned by the Company.

CB&T Line of Credit

In February 2014, the Company entered into a Credit Agreement and Advance Formula Agreement and related agreements with CB&T as the lender (the “CB&T Credit Facility”). The maximum borrowings available (total commitment) is the lesser of $20,000,000 or the amount determined pursuant to a borrowing base calculation described in the Advance Formula Agreement. On April 21, 2015, the Company signed an amendment and restatement of the CB&T Credit Facility to increase the maximum potential borrowings from $20,000,000 to $30,000,000 and to add First Bank as an additional lender (see Note 14 for a further discussion of this amendment).

Borrowings mature on February 5, 2016.  Such borrowings bear interest payable monthly at the prime rate of interest established by CB&T from time-to-time plus one quarter percent (.25%) per annum (3.5% at March 31, 2015). Upon a default such interest rate increases by 2.00%. The CB&T Credit Facility required the payment of an origination fee of $100,000 and other issuance costs totaling $177,000 that were capitalized to deferred financing costs and are being amortized to interest expense using the straight-line method through the maturity date of the CB&T Credit Facility. The Company is also subject to certain ongoing administrative fees and expenses. Interest expense on the CB&T Credit Facility was approximately $161,000 and $2,000 during the three months ended March 31, 2015 and 2014, respectively (including $23,000 and $0, respectively, in amortization of deferred financing costs).

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

Borrowings are secured by certain assets of the Company. These collateral assets will include the grant to CB&T of first-priority deeds of trust on certain real property assets and trust deeds of the Company to be identified by the parties from time-to-time and all personal property of the Company, which collateral includes the assets described in the Security Agreement and in other customary collateral agreements that will be entered into by the parties from time-to-time. As of March 31, 2015, the carrying amount and classification of loans and real estate properties securing the CB&T Credit Facility were as follows:

Loans:	March 31, 2015
Commercial	$3,983,703
Real Estate:
Residential	6,852,989
Storage	3,823,911
Industrial	3,005,470
Total	$13,682,370

The CB&T Credit Facility agreements contain financial covenants which are customary for a loan of this type. Management is not aware of any breach of these covenants as of March 31, 2015.

On April 1, 2015, the Company used the proceeds from two loans that were paid off on March 31, 2015 to pay down the CB&T line of credit by $12,125,000. This line of credit repayment was required since the loans that paid off were collateral securing the CB&T Credit Facility.

Opus Bank Line of Credit

In April 2014, the Company entered into a Secured Revolving Credit Loan Agreement (the “Opus Credit Agreement”) and related agreements with Opus as the lender (the “Opus Credit Facility”).  The maximum borrowings available (total commitment) under the facility is the lesser of $20,000,000 or the Maximum Allowed Advance amount determined pursuant to a borrowing base calculation described in the Opus Credit Agreement.

Advances under the Opus Credit Facility may be made by Opus until April 1, 2016.  All borrowings under the Opus Credit Facility bear interest payable monthly as follows: (i) commencing October 1, 2014, and on each successive six month anniversary during the term (the “Rate Change Date”), the rate of interest will be reset to the Six Month LIBOR rate of interest (0.40% at March 31, 2015) as reported on such Rate Change Date plus four percent (4.0%) per annum but in no event will the interest rate be lower than 4.5% per annum. The interest rate as of March 31, 2015 was 4.5%. Upon a default under the Opus Credit Facility such interest rate increases by an additional 5.00%. Commencing on May 1, 2016, in addition to the required interest payments, the Company is also required to make mandatory monthly principal payments and all amounts under the Opus Credit Facility are to be repaid not later than April 1, 2017.

The Opus Credit Facility required the payment of an origination fee of $100,000 and other issuance costs totaling $231,000 that were capitalized as deferred financing costs and are being amortized to interest expense using the straight-line method through the maturity date of the Opus Credit Facility. The Company is also subject to certain ongoing administrative fees and expenses. Interest expense on the Opus Credit Facility was approximately $19,000 and $0 during the three months ended March 31, 2015 and 2014, respectively (including $19,000 and $0, respectively, in amortization of deferred financing costs).

Borrowings under the Opus Credit Facility will be secured by certain of the Company's assets. These collateral assets will include the following types of assets to be identified by the parties and described in Borrowing Base Collateral Certificates  to be entered into by the parties from time-to-time: (i) the grant to Opus of first-priority deeds of trust on certain of the Company's real property assets that meet related eligibility requirements set forth in the Opus Credit Agreement (as further defined in the Opus Credit Agreement, the “REO Collateral”); and (ii) the grant to Opus of a collateral interest in mortgage loan promissory notes issued by the Company in the ordinary course of business that meet related eligibility requirements set forth in the Opus Credit Agreement (as further defined in the Opus Credit Agreement, the “Note Collateral”). As of March 31, 2015, the carrying amount and classification of loans and real estate properties securing the Opus Credit Facility were as follows:

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

Loans:	March 31, 2015
Commercial	$7,962,810
Real Estate:
Office	9,092,020
Industrial	1,446,605
Total	$10,538,625

The Opus Credit Facility contains financial covenants which are customary for loans of this type. Management is not aware of any breach of these covenants as of March 31, 2015.

NOTE 8 - NOTES AND LOANS PAYABLE ON REAL ESTATE

The Company had the following notes and loans payable outstanding as of March 31, 2015 and December 31, 2014:
	March 31, 2015	December 31, 2014	Interest Rate	Payment Terms/Frequency	Maturity Date
720 University, LLC Note Payable	$9,771,263	$9,741,463	6.00%	Interest Only Monthly	May 2015
Tahoe Stateline Venture, LLC Note #1	2,900,000	2,900,000	5.00%	Interest Only Semi-annual	December 2016
Tahoe Stateline Venture, LLC Note #3	500,000	500,000	5.00%	Interest Only Quarterly	August 2017
TOTB North, LLC Construction Loan Payable	1,579,593	1,007,919	4.50%	Amortizing Monthly	June 2017
TOTB Miami, LLC Loan Payable	12,900,079	12,975,167	4.27%	Amortizing Monthly	November 2017
Tahoe Stateline Venture, LLC Loan Payable	10,401,099	10,445,000	3.47%	Amortizing Monthly	January 2021
	$38,052,034	$37,569,549

The following table shows maturities by year on these notes and loans payable as of March 31, 2015:

Twelve months ending March 31:
2016	$10,339,715
2017	3,492,680
2018	14,653,696
2019	298,242
2020	308,757
Thereafter	8,958,944
$38,052,034

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

720 University, LLC Note Payable

The Company had a note payable with a bank through its investment in 720 University, LLC (“720 University), which was secured by the retail development located in Greeley, Colorado. In November 2014, 720 University entered into an agreement to sell the property that secures this note payable, and the buyer extended a new loan to 720 University to repay the existing note payable. The refinancing closed in January 2015. The principal amount of the new loan is $9,771,263 and accrues interest at 6.0% per annum until paid off with the closing of the sale of the property to the buyer which is expected to occur on or about May 28, 2015. 720 University incurred interest expense of approximately $142,000 and $125,000 during the three months ended March 31, 2015 and 2014, respectively.

Tahoe Stateline Venture, LLC Notes Payable

The Company obtained these obligations as a result of the foreclosure or purchase of nine parcels by TSV in 2013 and 2012. The Company paid approximately $6,000 and $7,000 of interest on the notes during the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015 and December 31, 2014, there was approximately $55,000 and $19,000, respectively, in accrued but unpaid interest on these notes. The interest incurred has been capitalized to the basis of the land under development.

TOTB North, LLC Construction Loan Payable

In June 2014, TOTB North, LLC (“TOTB North”) entered into a Construction Loan Agreement (the “Loan Agreement”) and related documents with Bank of the Ozarks (“Ozarks”) as the lender providing TOTB North with a loan (the “North Loan”) of up to $21,304,000 to renovate and improve the vacant and unimproved “North” apartment building held in TOTB North (the “Project”).  The North Loan is secured by a first mortgage lien on the North building and all improvements and certain other assets, and is cross-defaulted and cross-collateralized with the TOTB Miami, LLC Loan Payable described below.

The initial maturity date (the “Maturity Date”) of the North Loan is June 12, 2017, which may be extended at the option of TOTB North for two additional one year periods, subject to certain conditions. The balance of the loan was approximately $1,580,000 and $1,008,000 as of March 31, 2015 and December 31, 2014, respectively.

All outstanding borrowings under the North Loan bear interest equal to the floating daily Three Month LIBOR rate of interest plus four percent (4.0%) per annum (the “Note Rate”), but the Note Rate will not be lower than four and one-half percent (4.5%) per annum. The Note Rate as of March 31, 2015 was 4.5% per annum.  Upon a default under the North Loan documents the Note Rate increases by an additional eight percent (8.00%) per annum. Interest only payments are payable monthly until the “Amortization Commencement Date” which is the earlier to occur of (i) December 12, 2015 or (ii) the first monthly interest payment date occurring after the Project is completed and the North property achieves a DSCR of greater than 1.25:1. Commencing on the Amortization Commencement Date, monthly principal payments are also required with principal amortizing over 300 months and the balance of the North Loan is due on the Maturity Date.

TOTB North made a required deposit with Ozarks of $1.0 million (the “Bridge Equity”) in 2014 using a capital contribution by TOTB (excess funds held and capital contributions of $453,000 from the Company and $108,000 from OFG).  The Bridge Equity was provided to fund project costs pending satisfaction of additional post-closing conditions under the loan documents, and Ozarks reimbursed the Bridge Equity as part of the loan in February 2015. All post-closing conditions were met in February 2015, and TOTB North was given access to the remaining balance of the North Loan once the Company and OFG contributed an additional $1,170,000 and $279,000, respectively, during the quarter ended March 31, 2015 due to increased construction costs for the Project.

During 2014, TOTB North paid customary closing fees, disbursements and expenses, including an origination fee to Ozarks, which totaled $622,000. The majority of these costs were paid out of proceeds from the North Loan and capitalized to deferred financing costs and are being amortized to the Project using the straight-line method through the Maturity Date. During the three months ended March 31, 2015, approximately $52,000 of deferred financing costs was amortized to the Project. During the three months ended March 31, 2015, approximately $14,000 of interest was incurred which was capitalized to the Project.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

The North Loan documents contain financial covenants of TOTB North and the Guarantors which are customary for loans of this type. Management is not aware of any breach of these covenants as of March 31, 2015.

TOTB Miami, LLC Loan Payable

In November 2014, TOTB Miami, LLC (“TOTB”) entered into another loan agreement (the “TOTB Loan Agreement”) and related documents with Ozarks providing TOTB a loan (the “TOTB Miami Loan”) of $13,000,000 secured by a first mortgage lien on the 154 leased condominium units owned in the Pointe building and the related parcel and all improvements as well as certain other assets. As a condition of providing the TOTB Miami Loan, Ozarks required that the TOTB Miami Loan and the North Loan be cross-collateralized and cross-defaulted, that excess proceeds from any sale of the North property be used to reduce or pay off the TOTB Miami Loan and that excess proceeds from any sale of the TOTB property be used to pay off the North Loan.

The net cash proceeds from the TOTB Miami Loan were distributed to the members of TOTB in 2014. The initial maturity date (the “Maturity Date”) of the TOTB Miami Loan is November 16, 2017, and the Maturity Date may be extended at the option of TOTB for two additional one year periods if a number of conditions are met.

All outstanding borrowings under the TOTB Miami Loan will bear interest equal to the floating daily Three Month LIBOR rate of interest plus four percent (4.0%) per annum (the “Note Rate”), but in no event will the Note Rate be lower than four and one-quarter percent (4.25%) per annum. The Note Rate as of March 31, 2015 was 4.27% per annum.  Upon a default under the TOTB Miami Loan documents, including any cross-default, the Note Rate increases by an additional eight percent (8.00%) per annum. Principal and interest is payable monthly with principal amortizing over 300 months, and the balance of the loan is due on the Maturity Date.

TOTB was obligated to pay customary closing fees, disbursements and expenses, including an origination fee to the Lender, which totaled approximately $323,000. The majority of these costs were paid out of proceeds from the loan and capitalized to deferred financing costs and are being amortized to interest expense using the effective interest method through the Maturity Date. During the three months ended March 31, 2015, approximately $166,000 of interest expense was incurred (including approximately $28,000 of deferred financing costs amortized to interest expense).

The TOTB Miami Loan documents contain financial covenants of TOTB and the Guarantors which are customary for loans of this type. Management is not aware of any breach of these covenants as of March 31, 2015.

Tahoe Stateline Venture, LLC Loan Payable

In December 2014, Tahoe Stateline Ventures, LLC (“TSV”) entered into a Credit Agreement (the “Credit Agreement”) and related documents with RaboBank, N.A. as the lender (“Lender”) providing TSV with a loan (the “TSV Loan”) of up to $14,500,000. TSV borrowed $10,445,000 at the first closing under the TSV Loan and up to an additional $4,055,000 (the “Undisbursed Portion”) will be made available to TSV in one or more future advances provided that no event of default has occurred under the TSV loan documents and that such additional advances do not result in a pro forma Debt Service Coverage ratio (as defined in the agreements) of less than 1.25:1.00.

The maturity date of the TSV Loan is January 1, 2021 (the “Maturity Date”). All outstanding borrowings under the TSV Loan documents bear interest initially at a rate of 3.47% per annum (the “Long Term Adjustable Rate”), provided that on January 1, 2018 the Long Term Adjustable Rate will be reset to Lender’s then current market rate for three year fixed rate loans from comparable commercial real estate secured transactions, as determined by Lender in its sole discretion. Upon a default under the TSV Loan documents, the interest rate on the outstanding principal balance increases by an additional five percent (5.00%) per annum and the rate on any other outstanding obligations thereunder increases to ten percent (10.00%) per annum. Prepayments under the TSV Loan documents are subject to certain prepayment fees; provided that during the 90 day period immediately prior to January 1, 2018, and the 90 day period immediately prior to the Maturity Date, TSV may prepay the entire unpaid balance of the Loan in full, without any Prepayment Fee or penalty.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

During the term of the TSV Loan, TSV will make equal combined payments of principal and accrued interest on the first day of each month in an amount calculated to fully amortize the original principal amount over a period of 300 months, subject to certain adjustments and the balance of the TSV Loan is due on the Maturity Date.

The Credit Agreement required the payment of a closing fee of $108,750 and certain administrative fees totaling approximately $218,000. The majority of these costs were paid out of proceeds from the loan and capitalized to deferred financing costs and are being amortized to interest expense using the effective interest method through the Maturity Date. During the three months ended March 31, 2015, approximately $99,000 of interest expense was incurred (including approximately $9,000 of deferred financing costs amortized to interest expense).

The TSV Loan documents contain financial covenants which are customary for loans of this type. Management is not aware of any breach of these covenants as of March 31, 2015.

NOTE 9 - TRANSACTIONS WITH AFFILIATES

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

OFG, at its sole discretion may, on a monthly basis, adjust the management and servicing fees as long as they do not exceed the allowable limits calculated on an annual basis. Even though the fees for a month may exceed 1/12 of the maximum limits, at the end of the calendar year the sum of the fees collected for each of the 12 months must be equal to or less than the stated limits. Management fees amounted to approximately $456,000 and $420,000 for the three months ended March 31, 2015 and 2014, respectively and are included in the accompanying consolidated statements of operations. Servicing fees amounted to approximately $41,000 and $38,000 for the three months ended March 31, 2015 and 2014, respectively, and are included in the accompanying consolidated statements of operations. As of March 31, 2015 and December 31, 2014, the Company owed management and servicing fees to OFG in the amount of approximately $142,000 and $171,000, respectively.

The maximum management and servicing fees were paid to OFG during the three months ended March 31, 2015 and 2014.

In determining the management fees to pay to OFG, OFG may consider a number of factors, including current market yields, delinquency experience, un-invested cash and real estate activities. OFG expects that the management fees it receives from the Company will vary in amount and percentage from period to period. However, due to reduced levels of mortgage investments held by the Company, during the three months ended March 31, 2015 and the year ended December 31, 2014, OFG elected to take the maximum compensation that it is able to take pursuant to the Management Agreement and will likely continue to take the maximum compensation for the foreseeable future.

Pursuant to the charter, OFG receives all late payment charges from borrowers on loans owned by the Company. The amounts paid to or collected by OFG for such charges totaled approximately $17,000 and $1,000 for the three months ended March 31, 2015 and 2014, respectively. In addition, the Company remits other miscellaneous fees to OFG, which are collected from loan payments, loan payoffs or advances from loan principal (i.e. funding, demand and partial release fees). The amounts paid to or collected by OFG for such fees totaled approximately $2,000 and $1,000 during the three months ended March 31, 2015 and 2014, respectively.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

OFG originates all loans the Company invests in and receives loan origination and extension fees from borrowers. During the three months ended March 31, 2015 and 2014, OFG earned approximately $244,000 and $209,000, respectively, in loan fees on loans originated of $10,438,000 and $9,049,000, respectively.

OFG is reimbursed by the Company for the actual cost of goods, services and materials used for or by the Company and paid by OFG and the salary and related salary expense of OFG’s non-management and non-supervisory personnel performing services for the Company which could be performed by independent parties (subject to certain limitations in the Management Agreement). The amounts reimbursed to OFG by the Company were $131,000 and $157,000 during the three months ended March 31, 2015 and 2014, respectively, and approximately $47,000 and $113,000 were payable to OFG at March 31, 2015 and December 31, 2014, respectively. The Company also reimbursed certain of OFG’s officers for allowed expenses in the total amount of $1,000 and $1,000 during the three months ended March 31, 2015 and 2014, respectively.

The Company paid Investor’s Yield, Inc. (a wholly owned subsidiary of OFG) approximately $7,000 and $30,000 in fees primarily related to certain foreclosure proceedings on Company loans during the three months ended March 31, 2015 and 2014, respectively.

During the three months ended March 31, 2015, the Company purchased OFG’s full interest in a loan secured by an industrial property located in San Ramon, California with a principal balance of $1,499,000 at face value.

NOTE 10 – STOCKHOLDERS’ EQUITY

On August 9, 2013, the Board of Directors authorized a Rule 10b5-1 stock repurchase plan (the “Repurchase Plan”) which permitted the Company to purchase up to the lesser of $7 million of its common stock or five percent of the shares of common stock outstanding as of that date. During the three months ended March 31, 2014, the Company repurchased 26,208 shares of its common stock for a total cost of approximately $325,000 (including commissions) and an average cost of $12.42 per share. The Repurchase Plan expired on May 19, 2014, and as of that date, the Company had repurchased 430,118 shares of its common stock, for a total cost of approximately $5,349,000 (including commissions) and an average cost of $12.44 per share. No further repurchases have been made by the Company.

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

The contingency reserves required per the charter as of March 31, 2015 and December 31, 2014 were approximately $3,892,000 and $3,876,000, respectively, and are reported as restricted cash in the accompanying consolidated balance sheets. The $7,000,000 required to be held in non-interest bearing accounts as of March 31, 2015 pursuant to the Company’s two lines of credit agreements satisfy this contingency reserve requirement (see Note 7).

Escrow Deposits

Restricted cash includes deposits held in third party escrow accounts to pay property taxes and insurance on Company real estate in the amounts of approximately $195,000 and $249,000 as of March 31, 2015 and December 31, 2014, respectively.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

Construction Loan Equity Deposit

Restricted cash includes an equity deposit held by Ozarks to fund additional Project costs incurred prior to allowing further advances on the construction loan in the amount of approximately $1,529,000 as of March 31, 2015 (see Note 8).

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

Level 3 inputs include unobservable inputs that are used when there is little, if any, market activity for the asset or liability measured at fair value. In certain cases, the inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, the level in which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement. Management’s assessment of the significance of a particular input requires judgment and considers factors specific to the asset or liability being measured.

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

The following is a description of the Company’s valuation methodologies used to measure and disclose the fair values of its financial and nonfinancial assets and liabilities on a nonrecurring basis. There were no assets or liabilities measured at fair value on a recurring basis.

Impaired Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and a specific allowance for loan losses is established.  A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement or when monthly payments are delinquent greater than ninety days. Once a loan is identified as impaired, management measures impairment in accordance with ASC 310-10-35.  The fair value of impaired loans is estimated by either an observable market price (if available) or the fair value of the underlying collateral, if collateral dependent.  The fair value of the loan’s collateral is determined by third party appraisals (by licensed appraisers), broker price opinions, comparable properties or other indications of value. Those impaired loans not requiring an allowance represent loans for which the fair value of the collateral exceed the recorded investments in such loans. At March 31, 2015 and December 31, 2014, the majority of the total impaired loans were evaluated based on the fair value of the collateral by obtaining third party appraisals that valued the collateral primarily by utilizing an income or market approach or some combination of the two.  In accordance with ASC 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  Because appraisals used by management generally include significant unobservable inputs and market data, the Company records the impaired loan as nonrecurring Level 3. Unobservable market data included in appraisals often includes adjustments to comparable property sales for such items as location, size and quality to estimate fair values using a sales comparison approach.  Unobservable market data also includes cash flow assumptions and capitalization rates used to estimate fair values under an income approach.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

Real Estate Held for Sale and Investment

Real estate held for sale and investment includes properties acquired through foreclosure of the related loans. When property is acquired, any excess of the Company’s recorded investment in the loan and accrued interest income over the estimated fair market value of the property, net of estimated selling costs, is charged against the allowance for loan losses. Subsequently, real estate held for sale properties are carried at the lower of carrying value or fair value less costs to sell. The Company periodically compares the carrying value of real estate held for investment to expected future cash flows as determined by internally or third party generated valuations (including third party appraisals that primarily utilize an income or market approach or some combination of the two) for the purpose of assessing the recoverability of the recorded amounts. If the carrying value exceeds future undiscounted cash flows, the assets are reduced to fair value. The fair value of real estate held for sale and investment is estimated using appraisals in a manner similar to that of collateral dependent impaired loans described above which generally results in a Level 2 or Level 3 classification in the fair value hierarchy.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents information about the Company’s assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2015 and December 31, 2014:

	Fair Value Measurements Using
	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2015
Nonrecurring:
Impaired loans:
Commercial	$526,938	$—	$—	$526,938
Residential	6,144,000	—	—	6,144,000
Total	$6,670,938	$—	$—	$6,670,938

Real estate properties:
Land	$4,704,000	$—	$—	$4,704,000
Total	$4,704,000	$—	$—	$4,704,000

December 31, 2014
Nonrecurring:
Impaired loans:
Commercial	$529,689	$—	$—	$529,689
Residential	6,144,000	—	—	6,144,000
Total	$6,673,689	$—	$—	$6,673,689

Real estate properties:
Commercial	$1,292,500	$—	$—	$1,292,500
Land	2,334,773	—	—	2,334,773
Total	$3,627,273	$—	$—	$3,627,273

The provision for loan losses based on the fair value of loan collateral less estimated selling costs for the impaired loans above totaled approximately $3,000 and $73,000 during the three months ended March 31, 2015 and 2014, respectively. Impairment losses of approximately $1,109,000 and $8,000 were recorded on real estate properties during the three months ended March 31, 2015 and 2014, respectively.

There were no liabilities measured at fair value on a non-recurring basis at March 31, 2015 and December 31, 2014.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2015 and December 31, 2014:

At March 31, 2015:

Description	Fair Value	Valuation Technique	Significant Unobservable Inputs	Input/Range	Weighted Average

Impaired Loans:
Commercial	$526,938	Appraisal	Estimated Cost of Improvements	13.6%	N/A
			Capitalization Rate	6.5%	N/A
			Comparable Sales Adjustment	(59)% to (2.3)%	N/A
Residential	$6,144,000	Appraisal	Estimated Cost of Improvements	1.8%	N/A
			Discount Rate	12%	N/A
			Comparable Sales Adjustment	(10)% to 20%	N/A
Real Estate Properties:
Land	$4,704,000	Appraisal	Comparable Sales Adjustment	(19)%	N/A

At December 31, 2014:
Description	Fair Value	Valuation Technique	Significant Unobservable Inputs	Input/Range	Weighted Average

Impaired Loans:
Commercial	$529,689	Appraisal	Estimate Cost of Improvements	13.6%	N/A
			Capitalization Rate	6.5%	N/A
			Comparable Sales Adjustment	(59)% to (2.3)%	N/A
Residential	$6,144,000	Appraisal	Estimate Cost of Improvements	1.8%	N/A
			Discount Rate	12%	N/A
			Comparable Sales Adjustment	(10)% to 20%	N/A
Real Estate Properties:
Commercial	$1,292,500	Appraisal	Comparable Purchase Offers	(42)% to 13.4%	N/A
Land	$2,334,773	Appraisal	Comparable Sales Adjustment	5% to 62.8%	N/A
			Discount Rate	8%	N/A

Where only one percentage is presented in the above table there was only one unobservable input of that type for one loan or property. Adjustments to comparable sales included items such as market conditions, location, size, condition, access/frontage and intended use. A weighted average of an unobservable input is presented in the table above only to the extent there was multiple impaired loans or real estate properties measured at fair value on a nonrecurring basis.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

The approximate carrying amounts and estimated fair values of financial instruments at March 31, 2015 and December 31, 2014 are as follows:
		Fair Value Measurements at March 31, 2015
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$13,904,000	$13,904,000	$—	$—	$13,904,000
Restricted cash	8,724,000	8,724,000	—	—	8,724,000
Loans, net	53,978,000	—	—	53,942,000	53,942,000
Investment in limited liability company	2,186,000	—	—	2,352,000	2,352,000
Interest and other receivables	759,000	—	—	759,000	759,000

Financial liabilities
Due to Manager	$189,000	$—	$189,000	$—	$189,000
Accrued interest payable	238,000	—	133,000	105,000	238,000
Line of credit payable	13,969,000	—	13,969,000	—	13,969,000
Notes payable	38,052,000	—	24,881,000	13,171,000	38,052,000

		Fair Value Measurements at December 31, 2014
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$1,414,000	$1,414,000	$—	$—	$1,414,000
Restricted cash	6,249,000	6,249,000	—	—	6,249,000
Loans, net	65,164,000	—	—	66,009,000	66,009,000
Investment in limited liability company	2,143,000	—	—	2,352,000	2,352,000
Interest and other receivables	838,000	—	—	838,000	838,000

Financial liabilities
Due to Manager	$284,000	$—	$284,000	$—	$284,000
Accrued interest payable	175,000	—	113,000	62,000	175,000
Lines of credit payable	11,450,000		11,450,000	—	11,450,000
Notes payable	37,570,000	—	24,428,000	13,155,000	37,583,000

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

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

Investment in limited liability company: The fair value of the Company’s investment in limited liability company is estimated based on an appraisal obtained which used unobservable inputs and is classified as Level 3.

Lines of credit payable: The fair value of the Company’s lines of credit payable is estimated based upon comparable market indicators of current pricing for the same or similar issue or on the current rate offered to the Company for debt of the same remaining maturity which are generally observable resulting in a Level 2 classification.

Notes payable: The fair values of the Company’s notes payable and related accrued interest payable are estimated based upon comparable market indicators of current pricing for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities resulting in either a Level 2 or Level 3 classification. Generally, Level 2 inputs are used for variable rate notes payable and Level 3 inputs are used for fixed rate notes payable.

Other: The carrying values of interest and other receivables and due to Manager are estimated to approximate fair values due to the short term nature of these instruments and are classified as Level 2 (except for accrued interest and advances related to loans which are classified as Level 3).

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Environmental Remediation Obligations

The Company has an obligation to pay all required costs to remediate and monitor contamination of the real properties owned by 1850. As part of the Operating Agreement executed by the Company and its joint venture partner in 1850, Nanook, the Company has indemnified Nanook against all obligations related to the expected costs to monitor and remediate the contamination. In 2008, the Company had accrued an amount that a third party consultant had estimated will need to be paid to monitor and remediate the site. The majority of clean-up activities were completed during 2012 as part of the tenant’s construction of a new building on the site. Thus, approximately $460,000 was paid by the Company from the previously established liability, and an additional $100,000 was accrued during the year ended December 31, 2012 as a result of an updated estimate of future costs to be incurred. If additional amounts are required, it will be an obligation of the Company. As of March 31, 2015 and December 31, 2014, approximately $57,000 and $60,000 of this obligation remains accrued on the Company’s books. All costs for this remediation will be paid from cash reserves.

During the course of due diligence performed by a potential buyer of TOTB during 2012, a low level of arsenic was found in the ground water of a monitoring well located on the property owned by TOTB. While the level of arsenic exceeds the minimum level acceptable for drinking water standards, the water under this property is subject to tidal influence and is not used for domestic consumption.  TOTB has retained an environmental consultant to perform additional testing and analysis with the goal of petitioning the appropriate governmental agency to issue a no further action letter for this property due to the low level of contamination and the low quality of the ground water under the property.  At this time, the costs of any potential remediation and/or monitoring are unknown and cannot be estimated. As of March 31, 2015 and December 31, 2014, approximately $95,000 and $79,000 had been accrued and/or paid for testing and analysis.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

Contractual Obligations

The Company has entered into various contracts for design, architectural and engineering for the potential phase II development of the land owned by TSV. The aggregate amount of these contracts as of the date of this filing is approximately $1,585,000 of which approximately $504,000 has been incurred as of March 31, 2015. Management expects that all costs for this project will be paid from cash reserves and/or construction financing to be obtained in the future.

The Company has also entered into contracts for the construction, demolition and concrete remediation, design, architectural and engineering services related to the renovation of the vacant apartment building owned by TOTB North (see Note 8) in the aggregate amount of approximately $20,928,000 of which approximately $4,387,000 has been incurred to March 31, 2015 in addition to other capitalized costs related to the construction project of $1,187,000 (total of $5,574,000). Management expects that all costs for this project will be paid from cash reserves or the recently obtained construction loan. It is possible that additional change orders will be submitted and construction costs may be higher than expected.

The Company has entered into contracts for new bathrooms and modular offices and improvements to the bridge that accesses the marina held within Brannan Island, LLC in the aggregate amount of approximately $785,000 of which approximately $451,000 has been incurred to March 31, 2015. Management expects that all costs from the project will be paid from cash reserves or advances from the lines of credit.  It is possible that additional change orders will be submitted and construction costs may be higher than expected.

As of March 31, 2015, the Company has commitments to advance additional funds to borrowers of construction, rehabilitation and other loans in the total amount of approximately $7,521,000 (including approximately $1,595,000 in interest reserves).

Legal Proceedings

The Company is involved in various legal actions arising in the normal course of business.  In the opinion of management, such matters will not have a material effect upon the financial position of the Company.

NOTE 14 – SUBSEQUENT EVENT

On April 21, 2015, the Company signed an amendment and restatement of the CB&T Credit Facility to increase the maximum potential borrowings from $20,000,000 to $30,000,000 and to add First Bank as an additional Lender.

The Amended and Restated Credit Agreement is dated as of April 16, 2015, and is among the Company, as Borrower, CB&T as administrative agent, swingline lender and lender, and First Bank as an additional lender.   The parties also entered into a related Amended and Restated Advance Formula Agreement, two Master Revolving Notes from the Company (one to CB&T in an amount up to $20,000,000 and the other to First Bank in an amount up to $10,000,000), a restated Security Agreement, and an Addendum to Credit Agreement (Agency Provisions). These agreements collectively amend and restate the prior agreements with CB&T dated February 5, 2014.

The maximum borrowing under the revolving CB&T Credit Facility is the lesser of $30,000,000 or the amount determined pursuant to a borrowing base calculation described in the Advance Formula Agreement. At any time that the aggregate principal amount of the total borrowings under the CB&T Credit Facility exceeds the maximum permitted pursuant to the borrowing base calculation, the Company must promptly repay an amount equal to such excess.

Funds under the CB&T Credit Facility may be borrowed, repaid and redrawn, and all borrowings mature on February 5, 2016.  Such borrowings will bear interest payable monthly, in arrears, on the first business day of each month, at the prime rate of interest established by CB&T from time-to-time (currently 3.25%) plus one quarter percent (.25%) per annum. Upon a default under the CB&T Credit Facility such interest rate increases by 2.00%.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

Borrowings under the CB&T Credit Facility are to be secured by certain assets of the Company. These collateral assets will include the grant to Lenders of first-priority deeds of trust on certain real property assets and trust deeds of the Company to be identified by the parties from time-to-time and all personal property of the Company, which collateral includes the assets described in the Security Agreement and in other customary collateral agreements that will be entered into by the parties from time-to-time.

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

The CB&T Credit Facility contains affirmative, negative, and financial covenants which management believes are customary for loans of this type. The amended CB&T Credit Facility is also subject to the payment of an additional fee of $25,000 per year, prorated from the effective date of the Note to Maturity, and certain administrative fees.

The Credit Agreement contains certain events of default (subject to specified thresholds and, in certain cases, cure periods), which management believes are customary for loans of this type. If an event of default occurs and is continuing under the Credit Agreement, the lenders may, among other things, terminate their obligations to lend under the CB&T Credit Facility and require the Company to repay all amounts owed thereunder.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The following discussion provides information to assist you in understanding our financial condition and results of operations.  This discussion and analysis contains forward-looking statements. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. When we use the words “may,” “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “project” or similar expressions, it intends to identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties, as more particularly set forth in our filings with the Securities and Exchange Commission, including those described in the “Forward Looking Statements” and “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2014, that could cause actual results to differ materially from those projected in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview and Background

We are a specialty finance company that focuses on the origination, investment and management of commercial real estate mortgage loans.  We provide customized, short-term capital to small and middle-market investors and developers who require speed and flexibility. We are organized and conduct our operations to qualify as a real estate investment trust, or REIT, for U.S. federal income tax purposes. We are externally managed and advised by Owens Financial Group, Inc. (“OFG” or the “Manager”), a specialized commercial real estate management company that has originated, serviced and managed alternative commercial real estate investments since 1951.

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

Our primary sources of revenue are interest income earned on our loan portfolio and revenues we generate from our operating real estate assets. We have resumed originating loans and believe the Company is well positioned to capitalize on lending opportunities as the economy continues to recover. However, there can be no assurances that we will be able to identify and make loans to suitable commercial real estate borrowers or have adequate liquidity and capital to fund such loans.

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

Between 2008 and 2013, we experienced increased delinquent loans and foreclosures which created substantial losses. As a result, we now own significantly more real estate than in the past, which has reduced cash flow and net income. As of March 31, 2015, approximately 16% of our loans are impaired and/or past maturity. As of March 31, 2015, we own approximately $165 million of real estate held for sale or investment, which is approximately 67% of total assets. During the three month period ended March 31, 2015, we sold one property for net sales proceeds of $1,109,000 and gain of $53,000. We also recognized an additional $152,000 in deferred gain under the installment method due to final repayment received on a carryback loan from the sale of a real estate property in late 2012.  We will continue to attempt to sell certain of our properties but may need to sell them for losses or wait until market values recover. In addition, under the REIT tax rules, we may be subject to a “prohibited transaction” penalty tax on tax gains from the sale of our properties in certain circumstances. In order to fit within a REIT “safe harbor” and avoid prohibited transaction tax, we expect to wait to sell any property that would result in tax gain until we have held such property for at least two years after the conversion (May 2015). In addition, we are also limited in the number and dollar amount of properties we can sell in a given year under the REIT tax rules.

Although management believes that only two of our delinquent loans will result in loss to the Company (and has caused the Company to record specific allowances for loan losses on such loans), real estate values could decrease further. Management continues to perform frequent evaluations of such collateral values using internal and external sources, including the use of updated independent appraisals.  As a result of these evaluations, the allowance for loan losses and our investments in real estate could change in the near term, and such changes could be material.

Our website can be found at www.owensmortgage.com. We make available through the website, access to our annual and quarterly financial statements, current reports on Form 8-K, and amendments to those reports, as well as proxy statements and other periodic reports and filings submitted to the SEC. We also provide access to certain Company presentations, fact sheets, press releases and corporate governance information.

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

Current Market Conditions, Risks and Recent Trends

During 2013 and 2014, the global capital and credit markets continued to slowly recover from the economic downturn which began in 2007. Real estate markets also continued to recover, slowly on a national basis and more significantly in major metropolitan areas, and we expect this trend to continue through 2015. Accordingly, as our real estate assets are carried at the lower of carrying value or fair value less costs to sell, it is possible that we have substantial imbedded gains in certain of our real estate properties held for sale and investment that are not reflected in our financial statements or in the value of our stock. However, despite these improvements, the overall market recovery remains uncertain. Should the economy regress, the commercial real estate sector may experience additional losses and operating challenges.

Critical Accounting Policies

Please refer to the section of ORM’s Annual Report on Form 10-K for the year ended December 31, 2014 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Critical Accounting Policies” for a discussion of our critical accounting policies. During the three months ended March 31, 2015, there were no material changes to these policies.

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

Results of Operations

Net income attributable to our common stockholders increased approximately $391,000 during the three months ended March 31, 2015, as compared to the same period in 2014. This increase was primarily a result of the following:

•
An increase in interest income on loans of $1,687,000 due to the accretion of the remaining $512,000 discount on an impaired loan that was repaid prior to maturity during the quarter, an increase in past due and deferred interest collected on impaired loans and an increase in the average balance of performing loans between the quarter ended March 31, 2014 and the quarter ended March 31, 2015 of approximately 63%.

•
An increase in net operating income from real estate properties of $578,000 due primarily to net operating income on the recently completed retail complex owned by TSV and increased rental rates and/or occupancy on certain real estate properties during the quarter.

These items that increased net income were partially offset by the following:

•
An increase in interest expense of $460,000 due to interest incurred on our lines of credit, our loans payable within TOTB and TSV and the amortization of deferred financing costs to interest expense from these debt instruments during the quarter. All of these debt facilities (other than the CB&T Credit Facility) were obtained and began to incur interest expense subsequent to the first quarter of 2014.

•
An increase in impairment losses on real estate properties of $1,102,000 due to an impairment loss of $1,109,000 recorded on the unimproved residential and commercial land located in Gypsum, Colorado during the quarter due to a decrease in the listing price and a reduction in the fair market value estimated by management.

Summary of Financial Results
	Three Months Ended March 31,
	2015	2014

Total revenues	$6,409,831	$3,868,473
Total expenses	5,453,674	3,597,568
Operating income	956,157	270,905
Gain on sale of real estate, net	205,441	277,184
Gain on foreclosure of loan	—	257,020
Net income	1,161,598	805,109
Less: Net income attributable to non-controlling interests	(9,878)	(44,546)
Net income attributable to common stockholders	$1,151,720	$760,563
Net income per common share (basic and diluted)	$0.11	$0.07
Weighted average number of common shares outstanding	10,768,001	10,769,498
Dividends declared per share of common stock	$0.07	$0.05

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Total Revenues

Interest income on loans increased $1,687,000 (148.4% increase) during the three months ended March 31, 2015, as compared to the same period in 2014. This increase was primarily due to the accretion of the remaining $512,000 discount on an impaired loan as the loan was repaid prior to maturity during the quarter, an increase in past due and deferred interest collected on impaired loans and an increase in the average balance of performing loans between the quarter ended March 31, 2014 and the quarter ended March 31, 2015 of approximately 63%.

Rental and other income from real estate properties increased $853,000 (31.7% increase) during the three months ended March 31, 2015, as compared to the same period in 2014, primarily due to increased rental rates and/or occupancy on certain of our properties during 2014 and 2015 and increased income from the Tahoe Stateline Venture retail property that was completed and partially occupied during the fourth quarter of 2014.

Total Expenses

Management fees amounted to approximately $456,000 and $420,000 for the three months ended March 31, 2015 and 2014, respectively. Servicing fees amounted to approximately $41,000 and $38,000 for the three months ended March 31, 2015 and 2014, respectively.

The maximum management and servicing fees were paid to the Manager during the three months ended March 31, 2015 and 2014.

The maximum management fee permitted under the Management Agreement is 2.75% per year of the average unpaid balance of mortgage loans. For the three months ended March 31, 2015 (annualized) and the calendar years 2014, 2013 and 2012, the management fees were 2.75%, 2.75%, 2.74% and 2.67% of the average unpaid balance of mortgage loans, respectively.

In determining the management fees, the Manager may consider a number of factors, including current market yields, delinquency experience, un-invested cash and real estate activities. The Manager expects that the management fees it receives from us will vary in amount and percentage from period to period. However, due to reduced levels of mortgage investments held by us during the quarters ended March 31, 2015 and 2014, the Manager chose to take the maximum compensation that it is able to take pursuant to the charter and will likely continue to take the maximum compensation for the foreseeable future.

Rental and other expenses on real estate properties increased $275,000 (14.4% increase) during the three months ended March 31, 2015, as compared to the same period in 2014, primarily due to the completion of the retail complex owned by TSV during the fourth quarter of 2014 and, thus, there was a full quarter of operating expenses for the complex during 2015. Approximately 75% of these expenses were charged to tenants as common area maintenance (“CAM”) reimbursements and reflected in the increase in revenue for the property during the quarter.

Depreciation and amortization expense increased $56,000 (10.3% increase) during the three months ended March 31, 2015, as compared to the same period in 2014, primarily due to depreciation of the retail complex owned by TSV during the quarter, which was completed during the fourth quarter of 2015, net of discontinued depreciation on certain real estate properties that were moved to held for sale during 2014 and 2015.

Interest expense increased $460,000 (360.8% increase) during the three months ended March 31, 2015 as compared to 2014, due to interest incurred on our lines of credit, the loans payable within TOTB and TSV and the amortization of deferred financing costs to interest expense from these debt instruments during the quarter ended March 31, 2015. All of these debt facilities (other than the CB&T Credit Facility) were obtained and began to incur interest expense subsequent to the first quarter of 2014.

The provision for loan losses of $88,000 during the three months ended March 31, 2015 was the result of an analysis performed on the loan portfolio. The general loan loss allowance increased $85,000 during the three months ended March 31, 2015 primarily due to an increase in the balance of performing loans during the quarter. The specific loan loss allowance increased $3,000 during the three months ended March 31, 2015. We recorded a provision for loan losses of $127,000 during the three months ended March 31, 2014.

The impairment losses on real estate properties of $1,109,000 during the three months ended March 31, 2015 was the result of a decrease in the listing price of the unimproved residential and commercial land located in Gypsum, Colorado and a reduction in the fair market value estimated by management.

Gain on Sales of Real Estate

Gain on sales of real estate decreased $72,000 during the three months ended March 31, 2015, as compared to the same period in 2014. During the three months ended March 31, 2015, we sold one commercial property located in San Jose, California for gain of approximately $53,000 and recorded $152,000 of deferred gain under the installment method related to the sale of the condominiums located in Santa Barbara, California in 2012 due to the remaining repayment of the carry back loan during the quarter. During the three months ended March 31, 2014, we recorded approximately $277,000 of deferred gain under the installment method related to the same sale of the condominiums located in Santa Barbara, California in 2012 due to a partial principal repayment received on the carry back loan during the quarter.

Net Income Attributable to Non-Controlling Interests

Net income attributable to non-controlling interests decreased $35,000 (77.8% decrease) during the three months ended March 31, 2015, as compared to the same period in 2014, due primarily to reduced net income from TOTB as a result of interest expense incurred during the quarter from the new loan obtained during the fourth quarter of 2014.

Financial Condition

March 31, 2015 and December 31, 2014

Loan Portfolio

During the quarter ended March 31, 2015, we originated five new loans in the aggregate amount of approximately $9,489,000 and advanced additional amounts to borrowers on existing loans of approximately $748,000 (total of $10,237,000).  We also received full or partial payoffs (including principal amortization) on loans totaling $21,873,000.

Our portfolio of loan investments decreased from 34 to 32, and the average loan balance decreased from $2,001,000 to $1,779,000, between December 31, 2014 and March 31, 2015.

As of March 31, 2015 and December 31, 2014, we had three and six loans that were impaired totaling approximately $8,865,000 (16%) and $22,316,000 (33%), respectively.  This included two and two past maturity loans totaling $8,614,000 (15%) and $8,614,000 (13%), respectively. In addition, one loan of approximately $862,000 (1%) was past maturity but current in monthly payments as of December 31, 2014, (combined total of impaired and past maturity loans of $8,865,000 (16%) and $23,178,000 (34%), respectively). Of the impaired and past maturity loans, no loans were in the process of foreclosure and no loans involved borrowers who were in bankruptcy as of March 31, 2015 and December 31, 2014.

As of March 31, 2015 and December 31, 2014, approximately $56,684,000 (99.6%) and $67,780,000 (99.6%) of our loans are interest-only and require the borrower to make a “balloon payment” on the principal amount upon maturity of the loan. To the extent that a borrower has an obligation to pay mortgage loan principal in a large lump sum payment, its ability to satisfy this obligation may be dependent upon its ability to sell the property, obtain suitable refinancing or otherwise raise a substantial cash amount. As a result, these loans involve a higher risk of default than fully amortizing loans. Borrowers occasionally are not able to pay the full amount due at the maturity date.  We may allow these borrowers to continue making the regularly scheduled monthly interest payments for certain periods of time to assist the borrower in meeting the balloon payment obligation without formally filing a notice of default.  These loans for which the principal is due and payable, but the borrower has failed to make such payment of principal, are referred to as “past maturity loans”. As of March 31, 2015 and December 31, 2014, we had two and three past maturity loans totaling approximately $8,614,000 and $9,476,000, respectively.

As of March 31, 2015 and December 31, 2014, we held the following types of loans:

	March 31, 2015	December 31, 2014
By Property Type:
Commercial	$42,600,361	$52,531,537
Residential	12,791,670	13,491,906
Land	1,542,548	2,010,068
	$56,934,579	$68,033,511
By Position:
Senior loans	$56,223,446	$65,533,511
Junior loans*	711,133	2,500,000
	$56,934,579	$68,033,511
* The junior loans in our portfolio at March 31, 2015 and December 31, 2014 are junior to existing senior loans held by us and are secured by the same collateral.

The types of property securing the Company’s commercial real estate loans are as follows as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Commercial Real Estate Loans:
Retail	$11,867,565	$7,591,592
Office	8,451,776	25,742,246
Apartment	12,655,958	9,622,580
Industrial	3,066,556	3,080,000
Marina	3,200,000	3,200,000
Church	1,175,000	1,175,000
Restaurant	—	1,058,567
Storage	1,095,206	—
Golf course	1,088,300	1,061,552
	$42,600,361	$52,531,537

Scheduled maturities of loan investments as of March 31, 2015 and the interest rate sensitivity of such loans are as follows:

	Fixed	Variable
	Interest	Interest
	Rate	Rate	Total
Year ending March 31:
2015(past maturity)	$8,613,752	$—	$8,613,752
2016	8,096,848	—	8,096,848
2017	33,179,597	3,498,386	36,677,983
2018	—	3,295,206	3,295,206
2019	—	—	—
2020	—	—	—
Thereafter (through Mar. 2028)	250,790	—	250,790
	$50,140,987	$6,793,592	$56,934,579

Our variable rate loans currently use as an index the 6 Month LIBOR rate (0.40% as of March 31, 2015), or include terms whereby the interest rate is adjusted at a specific later date. Premiums over the index vary for each loan and all such loans have specified floor rates.

The following is a schedule by geographic location of loan investments as of March 31, 2015 and December 31, 2014:
	March 31, 2015	Portfolio	December 31, 2014	Portfolio
	Balance	Percentage	Balance	Percentage
Arizona	$9,911,699	17.41%	$8,788,098	12.92%
California	41,830,332	73.47%	54,685,345	80.38%
Hawaii	1,450,000	2.55%	1,450,000	2.13%
Nevada	2,200,000	3.86%	—	—%
Oregon	150,000	0.26%	1,250,000	1.84%
Washington	1,392,548	2.45%	1,860,068	2.73%
	$56,934,579	100.00%	$68,033,511	100.00%

As of March 31, 2015 and December 31, 2014, our loans secured by real property collateral located in Northern California totaled approximately 72% ($41,063,000) and 78% ($53,073,000), respectively, of the loan portfolio. The Northern California region (which includes Monterey, Fresno, Kings, Tulare and Inyo counties and all counties north) is a large geographic area which has a diversified economic base. The ability of borrowers to repay loans is influenced by the economic strength of the region and the impact of prevailing market conditions on the value of real estate.

The allowance for loan losses increased by $88,000 and $127,000 during the three months ended March 31, 2015 and 2014, respectively.  The Manager believes that the allowance is appropriate given the estimated underlying collateral values of impaired loans and estimates of probable incurred credit losses on loans not considered to be impaired. There is no precise method used by the Manager to predict delinquency rates or losses on specific loans.  The Manager has considered the number and amount of delinquent loans, loans subject to workout agreements and loans in bankruptcy in determining the allowance for loan losses, but there can be no absolute assurance that the allowance is sufficient.  Because any decision regarding allowance for loan losses reflects judgment about the probability of losses yet to be realized, there is an inherent risk that such judgments will prove incorrect.  Upon realization, actual losses may exceed (or be less than) the amount of any reserve.  To the extent that we experience losses greater than the amount of our reserves, we may incur a charge to earnings that will adversely affect operating results and the amount of any dividends paid.

Changes in the allowance for loan losses for the three months ended March 31, 2015 and 2014 were as follows:

	March 31, 2015	March 31, 2014
Balance, beginning of period	$2,869,355	$4,739,088
Provision for loan losses	87,566	127,172
Balance, end of period	$2,956,921	$4,866,260

As of March 31, 2015 and December 31, 2014, there was a general allowance for loan losses of $564,815 and $480,000, respectively, and a specific allowance for loan losses on two loans in the total amount of $2,392,106 and $2,389,355, respectively.

Real Estate Properties Held for Sale and Investment

As of March 31, 2015, we held title to thirty properties that were acquired through foreclosure with a total carrying amount of approximately $164,656,000 (including properties held in one corporation and twelve limited liability companies), net of accumulated depreciation on real estate held for investment of $5,192,000. As of March 31, 2015, properties held for sale total $69,601,000 and properties held for investment total $95,055,000. When we acquire property by foreclosure, we typically earn less income on those properties than could be earned on loans and may not be able to sell the properties in a timely manner.

Real estate properties held for sale as of March 31, 2015 and December 31, 2014 consists of the following properties acquired through foreclosure:
	March 31, 2015	December 31, 2014
Retail complex, Greeley, Colorado (held within 720 University, LLC)	$11,548,053	$11,547,472
Undeveloped, industrial land, San Jose, California – transferred from held for investment in 2015	1,958,400	—
Golf course, Auburn, California (held within Lone Star Golf, Inc.)	2,025,083	2,020,410
Industrial building, Sunnyvale, California (held within Wolfe Central, LLC) – transferred from held for investment in 2015	3,005,471	—
133 condominium units, Phoenix, Arizona (held within 54th Street Condos, LLC) – transferred from held for investment in 2015	6,852,989	—
Medical office condominium complex, Gilbert, Arizona (held within AMFU, LLC)	4,716,159	4,716,159
Commercial buildings, Sacramento, California	3,890,968	3,890,968
Unimproved, residential and commercial land, Gypsum, Colorado	4,704,000	5,813,434
Commercial and residential land under development, South Lake Tahoe, California (held within Tahoe Stateline Venture, LLC)	30,899,642	30,449,896
Retail buildings, San Jose, California – sold in 2015	—	1,056,000
	$69,600,765	$59,494,339

Real estate held for investment is comprised of the following properties as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Light industrial building, Paso Robles, California	$1,446,605	$1,459,063
Commercial buildings, Roseville, California	723,113	731,905
Undeveloped, residential land, Madera County, California	726,580	726,580
Undeveloped, residential land, Marysville, California	403,200	403,200
Undeveloped land, Auburn, California (formerly part of golf course owned by DarkHorse Golf Club, LLC)	103,198	103,198
75 improved, residential lots, Auburn, California (held within Baldwin Ranch Subdivision, LLC)	3,878,544	3,878,544
Undeveloped, industrial land, San Jose, California – transferred to held for sale in 2015	—	1,958,400
Storage facility/business, Stockton, California	3,823,911	3,847,884
One and two improved residential lots, West Sacramento, California	58,560	58,560
Undeveloped, residential land, Coolidge, Arizona	1,017,600	1,017,600
Marina with 30 boat slips and 11 RV spaces, Oakley, California (held within The Last Resort and Marina, LLC)	236,500	236,500
Office condominium complex (15 units), Roseville, California	3,652,749	3,684,203
Industrial building, Sunnyvale, California (held within Wolfe Central, LLC) – transferred to held for sale in 2015	—	3,027,734
133 condominium units, Phoenix, Arizona (held within 54th Street Condos, LLC) – transferred to held for sale in 2015	—	6,933,229
61 condominium units, Lakewood, Washington (held within Phillips Road, LLC)	4,328,471	4,364,743
169 condominium units and 160 unit unoccupied apartment building under renovation, Miami, Florida (held within TOTB Miami, LLC)	37,642,275	34,353,958
1/7th interest in single family home, Lincoln City, Oregon	93,647	93,647
12 condominium and 3 commercial units, Tacoma, Washington (held within Broadway & Commerce, LLC)	2,396,570	2,408,681
6 improved residential lots, Coeur D’Alene, Idaho	316,800	316,800
Retail Complex, South Lake Tahoe, California (held within Tahoe Stateline Venture, LLC)	23,286,401	23,211,896
Marina and yacht club with 179 boat slips, Isleton, California (held within Brannan Island, LLC)	2,446,287	2,220,448
Unimproved, residential and commercial land, Bethel Island, California (held within Sandmound Marina, LLC)	2,334,773	2,334,773
Marina with 52 boat slips and campground, Bethel Island, California (held within Sandmound Marina, LLC)	1,139,907	1,145,919
Assisted living facility, Bensalem, Pennsylvania	4,999,210	5,005,000
	$95,054,901	$103,522,466

Changes in real estate held for sale and investment during the three months ended March 31, 2015 and 2014 were as follows:
	March 31, 2015	March 31, 2014
Balance, beginning of period	$163,016,805	$135,315,964
Real estate acquired through foreclosure	—	3,498,240
Investments in real estate properties (including amounts financed through accounts payable and amortization of deferred financing costs capitalized into construction projects)	4,384,134	4,624,799
Sales of real estate properties	(1,056,000)	—
Impairment losses on real estate properties	(1,109,434)	(7,540)
Depreciation of properties held for investment	(579,839)	(519,198)
Balance, end of period	$164,655,666	$142,912,265

Thirteen of our thirty properties do not currently generate revenue. Expenses from real estate properties (not including depreciation and impairment losses) have increased from approximately $1,915,000 to $2,190,000 (14.4% increase) for the three months ended March 31, 2014 and 2015, respectively, and revenues associated with these properties have increased from approximately $2,690,000 to $3,543,000 (31.7% increase), thus generating net income (not including depreciation and impairment losses) from real estate properties of $1,353,000 during the three months ended March 31, 2015 (compared to $775,000 for the same period in 2014).

During the three months ended March 31, 2015, we transferred three properties (one land, one industrial and one residential) from “Held for investment” to “Held for sale” as the properties are now listed for sale and sales are expected within the next year.

During the three months ended March 31, 2015, we recorded an impairment loss of approximately $1,109,000 on the unimproved residential and commercial land located in Gypsum, Colorado due to a decrease in the listing price of the property and a reduction in the fair market value estimated by management.

Sales Activity

During the three months ended March 31, 2015, we sold one retail real estate property for net sales proceeds of approximately $1,109,000, resulting in a gain on sale of real estate of approximately $53,000. In addition, we recognized gain of approximately $153,000 during the three months ended March 31, 2015 that had previously been deferred related to the sale of a real estate property in 2012.  The gain on the sale of this property was being accounted for under the installment method.

We sold no properties during the three months ended March 31, 2014; however, a gain of approximately $276,000 was recognized during the three months ended March 31, 2014 that had previously been deferred related to the same sale of a real estate property in 2012.

Foreclosure Activity

We foreclosed on no loans during the three months ended March 31, 2015.

During the quarter ended March 31, 2014, Sandmound Marina, LLC (“Sandmound”) (wholly owned by the Company) foreclosed on a first mortgage loan secured by unimproved land and a marina and campground located in Bethel Island, California with a principal balance of $2,960,000 and obtained the properties via the trustee’s sale.In addition, advances made on the loan or incurred as part of the foreclosure (such as legal fees and delinquent property taxes) in the total amount of approximately $282,000 were capitalized to the basis of the properties. The fair market values of the properties acquired were estimated to be higher than Sandmound’s recorded investment in the subject loan, and, thus, a gain on foreclosure in the amount of approximately $257,000 was recorded.

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

The net income (loss) to the Company from 720 University was approximately $123,000 and $(22,000) during the three months ended March 31, 2015 and 2014, respectively. The non-controlling interest of the joint venture partner was approximately $6,000 and $5,000 as of March 31, 2015 and December 31, 2014, respectively. The book value of 720 University’s real property was approximately $11,548,000 and $11,547,000 as of March 31, 2015 and December 31, 2014, respectively.

In November 2014, 720 University entered into a Real Estate Sale Agreement pursuant to which 720 University agreed to sell the property for $21,000,000 (subsequently reduced to $20,750,000). The buyer deposited $500,000 upon execution and deposited an additional $500,000 once the due diligence period expired in January 2015 and these deposits are non-refundable. On January 30, 2015, an initial closing was held for the purpose of refinancing the existing 720 University note payable, and the buyer extended a new loan to 720 University to repay the existing note payable to the bank. The principal amount of the new loan is $9,771,263 and accrues interest at 6.0% per annum until paid off upon the closing of the sale of the property to the buyer which is expected to occur on or about May 28, 2015. The closing of the sale of the property is subject to typical conditions and there can be no assurance that the closing will occur.

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

In March 2012, we made a priority capital contribution to TOTB in the amount of $7,200,000. TOTB then purchased PRC’s member interest in TOTB for $7,200,000. Thus, the remaining members in TOTB are now the Company and OFG.  On the same date, the Company and OFG executed an amendment to the TOTB operating agreement to set the percentage of capital held by each at 80.74% for the Company and 19.26% for OFG based on the dollar amount of capital invested in TOTB (excluding the Preferred Class A Units discussed below). Income and loss allocations are made based on these percentages. The change in capital as a result of the PRC buyout and the amended agreement resulted in an increase to our capital of approximately $2,760,000.

During the year ended December 31, 2014, TOTB contributed the vacant and unimproved 160 unit apartment building to a new wholly-owned entity, TOTB North. TOTB North then entered into a construction loan agreement which will provide up to $21,304,000 for the purpose of renovating and improving the apartment building. As of March 31, 2015 and December 31, 2014, approximately $1,580,000 and $1,008,000, respectively, had been drawn from the construction loan to date. In addition, TOTB North has entered into various contracts for the design, engineering, first phase demolition and concrete remediation and second phase construction for the renovation project in the aggregate amount of approximately $20,928,000 of which approximately $4,387,000 had been incurred as of March 31, 2015. In addition, another $1,187,000 in renovation-related costs, interest, property taxes, and amortization of deferred financing costs have been capitalized (total of $5,574,000) as of March 31, 2015. During the year ended December 31, 2014, the Company and OFG contributed approximately $453,000 and $108,000, respectively, to TOTB to fund the initial $1,000,000 deposit required pursuant to the construction loan agreement. In addition, during the quarter ended March 31, 2015, the Company and OFG contributed an additional $1,170,000 and $279,000, respectively, due to increased construction costs on the project.

During 2014, TOTB entered into a new loan agreement whereby it borrowed $13,000,000 secured by the 169 renovated and leased condominium units. The outstanding balance as of March 31, 2015 and December 31, 2014 was approximately $12,900,000 and $12,975,000, respectively. The loan bears interest at the floating daily three month LIBOR rate of interest plus 4.0% per annum, but in no event will the rate be lower than 4.25%. The interest rate as of March 31, 2015 was 4.27%. Principal and interest is payable monthly with principal amortizing over 300 months. The initial maturity date is November 16, 2017 which may be extended for two additional one year periods if all conditions in the loan agreement are met. The net cash proceeds from the new loan were distributed to the members of TOTB during 2014 ($10,256,000 to ORM and $2,446,000 to OFG).

The noncontrolling interest of OFG totaled approximately $4,456,000 and $4,170,000 as of March 31, 2015 and December 31, 2014, respectively. The net income to the Company from TOTB was approximately $26,000 and $119,000 during the three months ended March 31, 2015 and 2014, respectively.

The approximate net income (loss) from our real estate properties held within wholly-owned limited liability companies and a wholly owned corporation and other investment properties with significant operating results (including gains/losses from sales and impairment losses), for the three months ended March 31, 2015 and 2014 not already discussed above are included in the table below. The information presented includes only the revenues and expenses directly related to the properties and no allocations have been made for overhead and other expenses the Company incurs that are not directly related to an individual property.

	2015	2014
Lone Star Golf, Inc.	$(34,000)	$(73,000)
Baldwin Ranch Subdivision, LLC	(26,000)	(33,000)
The Last Resort and Marina, LLC	(6,000)	(13,000)
54th Street Condos, LLC	69,000	1,000
Wolfe Central, LLC	97,000	99,000
AMFU, LLC	12,000	2,000
Phillips Road, LLC	15,000	43,000
Broadway & Commerce, LLC	7,000	13,000
Brannan Island, LLC	(6,000)	—
Piper Point Marina- held in Sandmound Marina, LLC	(20,000)	(14,000)
Tahoe Stateline Venture, LLC	(8,000)	6,000
Light industrial building, Paso Robles, California	58,000	52,000
Undeveloped industrial land, San Jose, California	(30,000)	(30,000)
Office buildings, Roseville, California	3,000	(3,000)
Office condominium complex, Roseville, California	11,000	(13,000)
Storage facility/business, Stockton, California	97,000	81,000
Undeveloped land, Gypsum, Colorado*	(1,179,000)	(70,000)
Assisted living facility, Bensalem, Pennsylvania	46,000	—
* Includes impairment loss of $1,109,000 in 2015.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents and restricted cash increased from approximately $7,662,000 as of December 31, 2014 to approximately $22,628,000 as of March 31, 2015 ($14,966,000 or 195.3% increase) primarily due to two loan payoffs in the total amount of $12,125,000 that were received on March 31, 2015. We used these funds to pay down the line of credit with CB&T on April 1, 2015.

Interest and Other Receivables

Interest and other receivables increased from approximately $1,482,000 as of December 31, 2014 to $1,657,000 as of March 31, 2015 ($174,000 or 11.8% increase) due primarily to increased rent and CAM receivables from tenants in the recently completed TSV retail complex.

Deferred Financing Costs

Deferred financing costs decreased from approximately $1,318,000 as of December 31, 2014 to $1,186,000 as of March 31, 2015 ($131,000 or 10.0% decrease) due to amortization of deferred financing costs during the quarter. No new deferred financing costs were incurred during the quarter.

Dividends Payable

Dividends payable decreased from approximately $1,292,000 as of December 31, 2014 to $754,000 as of
March 31, 2015 because the dividend declared and accrued as of December 31, 2014 included a regular dividend of $0.05 per share and a special dividend of $0.07 per share, whereas the dividend declared and accrued as of March 31, 2015 only included a regular dividend of $0.07 per share.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities increased from approximately $2,220,000 as of December 31, 2014 to $4,855,000 as of March 31, 2015 ($2,636,000 or 118.7% increase), due primarily to increased payables related to the construction activities on the property owned by TOTB North as the main construction project commenced during the quarter ended March 31, 2015.

Deferred Gains

Deferred gains decreased from approximately $362,000 as of December 31, 2014 to approximately $210,000 as of March 31, 2015 ($152,000 or 42.1% decrease) due to the receipt of the remaining principal repayment on one carryback loan during the three months ended March 31, 2015, resulting in the recognition of additional gain under the installment method of $152,000.

Lines of Credit Payable

Lines of credit payable increased from $11,450,000 as of December 31, 2014 to $13,969,000 as of March 31 2015 ($2,519,000 or 22.0% increase) due to advances made for loan originations during the quarter. We received two payoffs on loan investments totaling $12,125,000 on March 31, 2015 and used the funds to pay down the line on April 1, 2015.

Notes and Loans Payable on Real Estate

Notes and loans payable increased from approximately $37,570,000 as of December 31, 2014 to approximately $38,052,000 as of March 31, 2015 ($482,000 or 1.3% increase) due primarily to additional advances obtained by TOTB North during the quarter on the new construction loan. This increase was partially offset by principal payments on the loans securing the TOTB Miami condominium units and the TSV retail property.

Noncontrolling Interests

Noncontrolling interests increased from approximately $4,175,000 as of December 31, 2014 to approximately $4,461,000 as of March 31, 2015 ($286,000 or 6.9% increase), due primarily to a cash contribution made by OFG of $279,000 during the quarter as a result of additional deposits needed from the members for the TOTB North construction project prior to being able to borrow additional funds from the construction loan.

Non-GAAP Financial Measures

Funds from Operations

We utilize supplemental non-GAAP measures of operating performance, including funds from operations (“FFO”), an industry-wide standard measure of REIT operating performance. We believe FFO provides investors with additional information concerning our operating performance and a basis to compare our performance with that of other REITs. We determine FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts ("NAREIT"), as net income (loss) attributable to common stockholders (computed in accordance with GAAP), plus depreciation and amortization of real estate and other assets, amortization of deferred financing costs, impairments of real estate assets, provisions for loan losses and losses from sales of real estate, reduced by gains from sales of real estate and foreclosures of loans and extraordinary items, and after adjustments for unconsolidated ventures.

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

The following table reconciles FFO to comparable GAAP financial measures:

	For the Three Months Ended
	March 31, 2015	March 31, 2014
Funds from Operations
Net income attributable to common stockholders	$1,151,720	$760,563
Adjustments:
Depreciation and amortization of real estate assets	602,386	546,097
Depreciation allocated to non-controlling interests	(29,055)	(30,154)
Amortization of deferred financing costs	79,419	—
Accretion of discount on loan to interest income	(536,816)	(12,200)
Provisions for impairment of real estate assets	1,109,434	7,540
Provision for loan losses	87,566	127,172
Gain on sales of real estate assets	(205,441)	(277,184)
Gain on foreclosure of loan	—	(257,020)
Adjustments for unconsolidated ventures	(43,061)	(41,696)
FFO attributable to common stockholders	$2,216,152	$823,118
Basic and diluted FFO per common share	$0.21	$0.08

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

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover probable incurred credit losses. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Loan losses deemed to be uncollectible are charged against the allowance for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses. As of March 31, 2015, management believes that the allowance for loan losses of approximately $2,957,000 is adequate in amount to cover probable incurred credit losses. Because of the number of variables involved, the magnitude of swings possible and management’s inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by management. As of March 31, 2015, three loans totaling $8,865,000 were impaired. This includes two past maturity loans totaling $8,614,000. After management’s evaluation of the loan portfolio, we recorded an increase in the allowance for loan losses of approximately $88,000 (increase in specific loan loss allowance of $3,000 and increase in general allowance of $85,000) for the three months ended March 31, 2015.  Management believes that the specific allowance for loan losses is appropriate given the estimated fair values of the underlying collateral of impaired loans.

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

We require liquidity to:

•	fund future loan investments;
•	to improve and maintain real estate properties;

•	to repay principal and interest on our borrowings;

•	to pay our expenses, including compensation to our Manager;

•	to pay U.S. federal, state, and local taxes of our TRSs; and

•	to distribute a minimum of 90% of our REIT taxable income and to make investments in a manner that enables us to maintain our qualification as a REIT.

We intend to meet these liquidity requirements primarily through the following:

•	the use of our cash and cash equivalent balances of $13,904,000 as of March 31, 2015;

•	cash generated from operating activities, including interest income from our loan portfolio and income generated from our real estate properties;

•	proceeds from the sales of real estate properties;
•	proceeds from our existing and new revolving lines of credit;

•	proceeds from future borrowings, including potential temporary and/or permanent financing on the TSV and TOTB properties; and

•	proceeds from potential future offerings of our equity securities.

The following table summarizes our cash flow activity for the periods presented:

	Three Months Ended March 31,
	2015	2014
Net cash provided by (used in) operating activities	$1,980,203	$(210,287)
Net cash provided by (used in) investing activities	8,524,605	(9,937,503)
Net cash provided by financing activities	1,985,891	3,412,011

During the quarter ended March 31, 2015, our cash and cash equivalents increased approximately $12,491,000 primarily due to repayments received on loans, net of investments in new loans and capitalized costs on real estate properties. Two of our loan investments totaling $12,125,000 were paid off on March 31, 2015, and we paid down the CB&T line of credit by that amount on April 1, 2015.

Operating Activities

Cash flows from operating activities are primarily rental and other income from real estate properties, net of real estate expenses, and interest received from our investments in loans, partially offset by payment of operating expenses. For the three months ended March 31, 2015, cash flows from operating activities increased $2,190,000, compared to the three months ended March 31, 2014. The increase reflects increased cash flow from rental properties as a result of increased occupancy and rental rates, completion and leasing of the TSV retail complex during the fourth quarter of 2014 and increased interest income on performing loans and collected on impaired loans during 2015.

Investing Activities

Net cash provided by investing activities for both periods presented reflect our investing activity. For the three months ended March 31, 2015, cash flows from investing activities increased $18,462,000. Approximately $8,525,000 was provided by investing activities during the quarter as $22,982,000 was received from the payoff of loans and sale of a property, which was partially offset by $14,456,000 that was used for investment in loans, improvements to real estate properties and transfer to restricted cash during the quarter.

Financing Activities

Net cash provided by financing activities totaled approximately $1,986,000 for the three months ended March 31, 2015 and consisted primarily of $2,519,000 of net advances on our line of credit, $482,000 of net advances on notes payable and $279,000 of contributions from noncontrolling interests and dividends paid to stockholders of approximately $1,292,000.

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

Contractual Obligations and Commitments

There were no material changes outside of the ordinary course of business in the contractual obligations and commitments as reported in our Annual Report on Form 10-K for the year ended December 31, 2014.  All of our debt obligations are described in more detail in Note 7 — “Lines of Credit Payable” and Note 8 – “Notes and Loans Payable on Real Estate.”  Refer to Note 13 — “Commitments and Contingencies” and below for a description of our other contractual obligations as of March 31, 2015.

Company Debt

The terms of the Company debt are described in more detail in Note 7 – “Lines of Credit Payable” and Note 8 – “Notes and Loans Payable on Real Estate”.

CB&T Line of Credit

As of March 31, 2015, the total amount available to borrow under the CB&T Credit Facility was $13,969,000 and the balance outstanding was $13,969,000 (leaving $0 available). On April 1, 2015, the Company used the proceeds from two of our loan investments that were paid off on March 31, 2015 to pay down the CB&T Credit Facility by $12,125,000. This repayment was required since the investment loans that paid off were collateral securing the CB&T Credit Facility. As of the date of this filing, the total amount available to borrow under the CB&T Credit Facility is $11,655,000 and the balance outstanding is $4,726,000 (leaving $6,929,000 available).  Interest on borrowings under the CB&T Credit Facility are payable monthly and all amounts outstanding under the facility are to be repaid not later than February 5, 2016 and advances may be made up to that date.

Opus Line of Credit

As of March 31, 2015, the total amount available to borrow under the Opus Credit Facility was $12,626,000 and there was no balance outstanding (leaving $12,626,000 available). As of the date of this filing, the total amount available to borrow is approximately $12,626000 and the balance outstanding is $0 (leaving $12,626,000 available).  Commencing on May 1, 2016, in addition to the required monthly interest payments, we are required to make mandatory monthly principal payments and all amounts under the facility are to be repaid not later than April 1, 2017. Advances under the Opus Credit Facility may be made by Opus until April 1, 2016.

TOTB North, LLC Construction Loan

The North Loan will provide up to $21,304,000, subject to customary conditions, and the balance of the North Loan was approximately $1,580,000 as of March 31, 2015 and approximately $1,593,000 as of the date of this filing. The initial maturity date (“Maturity Date”) of the North Loan is June 12, 2017, which may be extended at the option of TOTB North for two additional one year periods subject to certain conditions. Monthly interest only payments are required until the Amortization Commencement date, at which time monthly principal payments are also required and the balance of the loan is due on the Maturity Date.

TOTB Miami, LLC Loan Payable

The full amount available under the TOTB Miami Loan has been borrowed, and the balance of the TOTB Miami Loan was approximately $12,900,000 as of March 31, 2015 and approximately $12,851 ,000 as of the date of this filing. The initial maturity date (the “Maturity Date”) of the TOTB Miami Loan is November 16, 2017, which may be extended at the option of TOTB Miami for two additional one year periods subject to certain conditions. Principal and interest is payable monthly and the balance of the loan is due on the Maturity Date.

Tahoe Stateline Venture, LLC Loan Payable

The balance of the TSV Loan was approximately $10,401,000 as of March 31, 2015 and $10,357,000 as of the date of this filing. Up to an additional $4,055,000 will be available to TSV in one or more future advances, provided that no event of default has occurred under the TSV Loan documents and that such additional advances do not result in a pro forma Debt Service Coverage ratio (as defined in the agreements) of less than 1.25:1.00. TSV will make monthly payments of principal and accrued interest and the balance of the loan is due on the maturity date, which is January 1, 2021.

720 University, LLC Note Payable

We had a secured note payable with a bank through our investment in 720 University with a balance of $9,741,000 as of December 31, 2014. The note required amortized monthly payments of $56,816 at a fixed rate of 5.07%, with the balance of unpaid principal due on March 1, 2015.  In November 2014, 720 University entered into an agreement to sell the property that collateralized this note, and the buyer extended a new interest-only, secured loan to 720 University to repay the existing note payable. The refinancing closed in January 2015. The principal amount of the new loan is $9,771,263 and accrues interest at 6.0% per annum. The principal is due and will be paid off upon the closing of the sale of the property to the buyer that is expected to occur on or about May 28, 2015. 720 University incurred interest expense of approximately $142,000 and $125,000 during the three months ended March 31, 2015 and 2014, respectively.

Tahoe Stateline Venture, LLC Notes Payable

We had two secured notes payable in the aggregate amount of $3,400,000 as of March 31, 2015. One note with a principal balance of $2,900,000 as of March 31, 2015 requires semi-annual interest-only payments and is due in December 2016, and one note with a principal balance of $500,000 at March 31, 2015 requires quarterly interest-only payments and is due in August 2017.

Commitments and Contingencies

As of March 31, 2015, we have commitments to advance additional funds to borrowers of construction, rehabilitation and other loans (including interest reserves) in the total amount of approximately $7,521,000.

We have an obligation to pay all required costs to remediate and monitor contamination of the real properties owned by 1850 De La Cruz, LLC (“1850”). As part of the Operating Agreement executed by the Company and its joint venture partner in 1850, Nanook, we have indemnified Nanook against all obligations related to the expected costs to monitor and remediate the contamination. In 2008, we accrued an amount that a third party consultant had estimated will need to be paid to monitor and remediate the site. The majority of clean-up activities were completed during 2012 as part of the tenant’s construction of a new building on the site. Thus, approximately $460,000 was paid by us from the previously established liability, and an additional $100,000 was accrued during the year ended December 31, 2012 as a result of an updated estimate of future costs to be incurred. If additional amounts are required, it will be an obligation of the Company. As of March 31, 2015 and December 31, 2014, approximately $57,000 and $60,000, respectively, of this obligation remains accrued on our books. We expect that all costs for this remediation will be paid from cash reserves.

During the course of due diligence performed by a potential buyer of TOTB in 2012, a low level of arsenic was found in the ground water of a monitoring well located on the property. While the level of arsenic exceeds the minimum level acceptable for drinking water standards, the water under this property is subject to tidal influence and is not used for domestic consumption.  TOTB has retained an environmental consultant to perform additional testing and analysis with the goal of petitioning the appropriate governmental agency to issue a no further action letter for this property due to the low level of contamination and the low quality of the ground water under the property.  At this time, the costs of any potential remediation and/or monitoring are unknown and cannot be estimated.  As of March 31, 2015 and December 31, 2014, approximately $95,000 and $79,000, respectively, had been accrued and/or paid for testing and analysis.

We have entered into various contracts for design, architectural and engineering for the potential phase II development of the land owned by TSV. The aggregate amount of these contracts as of the date of this filing is approximately $1,585,000 of which approximately $504,000 has been incurred as of March 31, 2015. We expect that all costs for this project will be paid from cash reserves, new debt and/or the lines of credit.

We have entered into contracts for the construction, demolition and concrete remediation, design, architectural and engineering services related to the renovation of the vacant apartment building owned by TOTB North in the aggregate amount of approximately $20,928,000 of which approximately $4,387,000 has been incurred to March 31, 2015 in addition to other capitalized costs related to the construction project of $1,187,000 (total of $5,574,000). The Company expects that all costs for this project will be paid from cash reserves or the recently obtained construction loan. It is possible that additional change orders will be submitted and construction costs may be higher than expected.

We have entered into contracts for new bathrooms and modular offices and improvements to the bridge that accesses the marina held within Brannan Island, LLC in the aggregate amount of approximately $785,000 of which approximately $451,000 has been incurred to March 31, 2015. We expect that all costs for the project will be paid from cash reserves or advances from the lines of credit.  It is possible that additional change orders will be submitted and construction costs may be higher than expected.

Contingency Reserves

We are required to maintain cash, cash equivalents and marketable securities as contingency reserves in an aggregate amount of at least 1.50% of Capital (as defined in its charter). Although the Manager believes the contingency reserves are adequate, it could become necessary for us to sell or otherwise liquidate certain of its investments or other assets to cover such contingencies on terms which might not be favorable to the Company. The contingency reserves held in cash and cash equivalents were approximately $3,892,000 and $3,876,000 as of March 31, 2015 and December 31, 2014, respectively.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

Our operating results are exposed to the risks related to interest rate fluctuations as the results depend to a significant extent on the differences between income from our loans and our borrowing costs. We generally originate fixed rate loan investments and partially finance those investments with floating rate liabilities.  Our investments in fixed rate assets are generally exposed to changes in value due to interest rate fluctuations; however, the short maturity and low debt to investments of our loan portfolio are intended to partially offset that risk. Our average weighted maturity of loans as of March 31, 2015 is approximately 14 months though in the past we have extended the maturity date on certain loans which would increase our exposure to interest rate risk.  In addition, our outstanding variable rate debt to loan investments as of March 31, 2015 is 50%.

The following table projects the potential impact on our interest expense for a 12-month period assuming an instantaneous increase of 100 basis points in 3 Month LIBOR and one percent in the Prime Rate based on balances outstanding as of March 31, 2015:

	As of March 31, 2015
	Variable Rate Loans tied to 3 Mo. Libor	Variable Rate Loans tied to Prime Rate	Total

Aggregate Principal Balance of Debt	$14,479,672	$13,969,000	$28,448,672

Effect of 100 basis point increase in 3 Mo. Libor (1)	$144,797	$—	$144,797
Effect of one percent increase in the Prime Rate	—	139,690	139,690
Totals	$144,797	$139,690	$284,487

	(1) $1,579,593 of debt has a floor higher than the applicable rate as of March 31, 2015.

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

Item 4. Controls and Procedures

Management of the Company carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the fiscal quarter ended March 31, 2015. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, which is the end of the period covered by this quarterly report on Form 10-Q,  the Company’s disclosure controls and procedures are effective.

There have been no changes in the Company’s internal control over financial reporting in the fiscal quarter ending March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 6. Exhibits

(a) Exhibits:

* 3.1	Articles of Amendment and Restatement of Owens Realty Mortgage, Inc., dated January 23, 2013, and related Certificate of Correction dated September 17, 2013, incorporated herein by reference to the Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the SEC on March 16, 2015
* 3.2	Bylaws of Owens Realty Mortgage, Inc., incorporated herein by reference to Annex C to Proxy Statement/Prospectus on Form S-4 which was filed with the SEC on February 13, 2013
* 3.3	Articles Supplementary, dated November 13, 2014, relating to the election to be subject to Subtitle 8 of Title 3 of the Maryland General Corporation Law, incorporated by reference to exhibit 3.1 of the current report on Form 8-K filed with the SEC on November 13, 2013
* 4.1	Form of Common Stock Certificate, incorporated herein by reference to exhibit 4.1 to Proxy Statement/Prospectus on Form S-4 which was filed with the SEC on January 25, 2013
** 31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
** 31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
** 32.1	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
***101.INS	XBRL Instance Document
***101.SCH	XBRL Taxonomy Extension Schema Document
***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
***101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
***101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
***101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
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

OWENS REALTY MORTGAGE, INC.

Dated: May 11, 2015	By:	/s/ William C. Owens
William C. Owens, Chief Executive Officer and President
(Principal Executive Officer)
Dated: May 11, 2015	By:	/s/ Bryan H. Draper
Bryan H. Draper, Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)