Form 10-Q
period 2015-09-30
Owens Realty Mortgage, Inc.
filed 2015-11-09
CIK 1556364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

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

Class                                           Outstanding as of November 6, 2015
Common Stock, $.01 par value                                  10,326,205 shares

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	58

Item 1A.	Risk Factors	58

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	59

Item 6.	Exhibits	59

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

OWENS REALTY MORTGAGE, INC.
Consolidated Balance Sheets
 (UNAUDITED)
	September 30,	December 31,
	2015	2014
ASSETS
Cash and cash equivalents	$6,707,686	$1,413,545
Restricted cash	7,495,337	6,248,746
Loans, net of allowance for loan losses of $3,341,714 in 2015 and $2,869,355 in 2014	73,492,372	65,164,156
Interest and other receivables	1,688,948	1,482,380
Other assets, net of accumulated depreciation and amortization of $259,597 in 2015 and $1,065,172 in 2014	681,715	1,138,123
Deferred financing costs, net of accumulated amortization of $676,047 in 2015 and $253,675 in 2014	936,948	1,317,585
Investment in limited liability company	2,188,064	2,142,581
Real estate held for sale	104,681,106	59,494,339
Real estate held for investment, net of accumulated depreciation of $2,591,431 in 2015 and $6,075,287 in 2014	53,905,407	103,522,466
Total assets	$251,777,583	$241,923,921
LIABILITIES AND EQUITY
LIABILITIES:
Dividends payable	$835,533	$1,292,160
Due to Manager	234,588	283,644
Accounts payable and accrued liabilities	4,654,230	2,219,674
Deferred gains on sales of real estate	209,662	362,283
Lines of credit payable	8,954,000	11,450,000
Notes and loans payable on real estate	41,197,782	37,569,549
Total liabilities	56,085,795	53,177,310
Commitments and Contingencies (Note 13)
EQUITY:
Stockholders’ equity:
Preferred stock, $.01 par value per share, 5,000,000 shares authorized, no shares issued and outstanding at September 30, 2015 and December 31, 2014	—	—
Common stock, $.01 par value per share, 50,000,000 shares authorized, 11,198,119 shares issued, 10,407,738 and 10,768,001 shares outstanding at September 30, 2015 and December 31, 2014	111,981	111,981
Additional paid-in capital	182,437,522	182,437,522
Treasury stock, at cost – 790,381 and 430,118 shares at September 30, 2015 and December 31, 2014	(10,602,004)	(5,349,156)
Retained earnings	19,143,709	7,371,511
Total stockholders’ equity	191,091,208	184,571,858
Non-controlling interests	4,600,580	4,174,753
Total equity	195,691,788	188,746,611
Total liabilities and equity	$251,777,583	$241,923,921

The accompanying notes are an integral part of these consolidated financial statements.

OWENS REALTY MORTGAGE, INC.
Consolidated Statements of Income
 (UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Revenues:
Interest income on loans	$1,372,739	$1,399,122	$6,697,476	$3,564,842
Rental and other income from real estate properties	2,996,873	3,262,549	9,983,138	8,936,923
Income from investment in limited liability company	44,605	43,686	130,483	126,357
Other income	—	—	—	19
Total revenues	4,414,217	4,705,357	16,811,097	12,628,141
Expenses:
Management fees to Manager	513,292	435,652	1,410,293	1,275,901
Servicing fees to Manager	46,663	39,605	128,208	115,991
General and administrative expense	292,531	285,669	951,579	1,090,876
Rental and other expenses on real estate properties	2,070,680	2,060,670	6,420,490	5,952,479
Depreciation and amortization	526,178	549,189	1,712,136	1,642,922
Interest expense	354,163	338,225	1,413,109	718,707
Bad debt expense	150,402	660	150,537	1,296
Provision for loan losses	44,316	117,680	472,359	141,032
Impairment losses on real estate properties	—	123,500	1,256,434	179,040
Total expenses	3,998,225	3,950,850	13,915,145	11,118,244
Operating income	415,992	754,507	2,895,952	1,509,897
Gain on sales of real estate, net	—	113,113	15,031,299	2,740,105
Gain on foreclosure of loan	—	—	—	257,020
Net income	415,992	867,620	17,927,251	4,507,022
Less: Net income attributable to non-controlling interests	(31,671)	(83,797)	(2,630,434)	(151,752)
Net income attributable to common stockholders	$384,321	$783,823	$15,296,817	$4,355,270

Per common share data:
Basic and diluted earnings per common share	$0.04	$0.07	$1.43	$0.40
Basic and diluted weighted average number of common shares outstanding	10,538,735	10,768,001	10,690,736	10,768,495
Dividends declared per share of common stock	$0.08	$0.05	$0.33	$0.15

The accompanying notes are an integral part of these consolidated financial statements.

OWENS REALTY MORTGAGE, INC.
Consolidated Statements of Stockholders’ Equity
Nine Months Ended September 30, 2015 and 2014
(UNAUDITED)

			Additional				Total	Non-
	Common Stock		Paid-in	Treasury Stock			Stockholders’	controlling	Total
	Shares	Amount	Capital	Shares	Amount	Retained Earnings	Equity	Interests	Equity

Balances, December 31, 2013	11,198,119	$111,981	$182,437,522	(403,910)	$(5,023,668)	$2,348,575	$179,874,410	$6,351,896	$186,226,306

Net income	—	—	—	—	—	4,355,270	4,355,270	151,752	4,507,022
Dividends declared	—	—	—	—	—	(1,614,533)	(1,614,533)	—	(1,614,533)
Purchase of treasury stock	—	—	—	(26,208)	(325,488)	—	(325,488)	—	(325,488)
Contribution from non-controlling interest	—	—	—	—	—	—	—	112,533	112,533
Distributions to non-controlling interests	—	—	—	—	—	—	—	(6,108)	(6,108)
Balances, September 30, 2014	11,198,119	$111,981	$182,437,522	(430,118)	$(5,349,156)	$5,089,312	$182,289,659	$6,610,073	$188,899,732

Balances, December 31, 2014	11,198,119	$111,981	$182,437,522	(430,118)	(5,349,156)	$7,371,511	$184,571,858	$4,174,753	$188,746,611

Net income	—	—	—	—	—	15,296,817	15,296,817	2,630,434	17,927,251
Dividends declared	—	—	—	—	—	(3,524,619)	(3,524,619)	—	(3,524,619)
Purchase of treasury stock	—	—	—	(360,263)	(5,252,848)	—	(5,252,848)	—	(5,252,848)
Contribution from non-controlling interest	—	—	—	—	—	—	—	279,184	279,184
Distributions to non-controlling interests	—	—	—	—	—	—	—	(2,483,791)	(2,483,791)
Balances, September 30, 2015	11,198,119	$111,981	$182,437,522	(790,381)	$(10,602,004)	$19,143,709	$191,091,208	$4,600,580	$195,691,788

The accompanying notes are an integral part of these consolidated financial statements.

OWENS REALTY MORTGAGE, INC.
Consolidated Statements of Cash Flows
 (UNAUDITED)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,927,251	$4,507,022
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of real estate and other assets, net	(15,031,299)	(2,740,105)
Gain on foreclosure of loan	—	(257,020)
Income from investment in limited liability company	(130,483)	(126,357)
Provision for loan losses	472,359	141,032
Impairment losses on real estate properties	1,256,434	179,040
Depreciation and amortization of real estate and related assets	1,712,136	1,642,922
Amortization of deferred financing costs to interest expense	266,862	78,261
Accretion of discount on loan to interest income	(536,816)	(85,403)
Changes in operating assets and liabilities:
Interest and other receivables	(206,568)	(561,304)
Other assets	(46,149)	(74,934)
Accounts payable and accrued liabilities	91,447	(198,465)
Due to Manager	(49,056)	(98,161)
Net cash provided by operating activities	5,726,118	2,406,528

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal collected on loans	31,698,649	20,857,860
Investments in loans	(39,962,408)	(27,168,876)
Investment in real estate properties	(15,475,195)	(18,024,721)
Net proceeds from disposition of real estate properties and other assets	34,865,173	174,890
Purchases of furniture, fixtures and equipment	(48,402)	(7,212)
Transfer to restricted cash, net	(1,246,591)	(1,485,050)
Distribution received from investment in limited liability company	85,000	84,000
Net cash provided by (used in) investing activities	9,916,226	(25,569,109)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances on notes payable	23,538,846	372,472
Repayments on notes payable	(19,910,613)	(330,905)
Advances on lines of credit	30,161,000	41,144,507
Repayments on lines of credit	(32,657,000)	(20,291,807)
Payment of deferred financing costs	(41,735)	(354,549)
Distributions to non-controlling interests	(2,483,791)	(6,108)
Contributions from non-controlling interest	279,184	112,533
Purchase of treasury stock	(5,252,848)	(325,488)
Dividends paid	(3,981,246)	(1,256,133)
Net cash (used in) provided by financing activities	(10,348,203)	19,064,522

Net increase (decrease) in cash and cash equivalents	5,294,141	(4,098,059)

Cash and cash equivalents at beginning of period	1,413,545	8,158,734

Cash and cash equivalents at end of period	$6,707,686	$4,060,675

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest (excluding amounts capitalized)	$1,207,669	$705,238
Cash paid during the period for interest that was capitalized	187,784	—

Supplemental Disclosures of Non-Cash Activity
Increase in real estate from loan foreclosures	$—	$3,241,220
Decrease in loans, net of allowance for loan losses, from loan foreclosures	—	(2,959,500)
Decrease in interest and other receivables from loan foreclosures	—	(281,720)
Transfers from real estate held for investment to real estate held for sale	64,627,930	11,651,439
Transfers from real estate held for sale to real estate held for investment	1,953,677	1,958,400
Capital expenditures financed through accounts payable	(2,343,109)	(838,419)
Deferred financing costs paid from construction loan	—	620,391
Amortization of deferred financing costs capitalized to construction project	(155,510)	(69,116)

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of the management of the Company, the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein. Certain information and footnote disclosures presented in the annual consolidated financial statements are not included in these interim financial statements.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Form 10-K of ORM for the year ended December 31, 2014 filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the operating results to be expected for the full year ending December 31, 2015. The Company evaluates subsequent events up to the date it files its Form 10-Q with the SEC.

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

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

Recently Issued Accounting Standards

In April 2015, the FASB issued Accounting Standards Update 2015-03, “Interest - Imputation of Interest (Subtopic 835-30) – Simplifying the Presentation of Debt Issuance Costs,” or ASU 2015-03. ASU 2015-03 simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this ASU. The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The adoption of this ASU by the Company will change the presentation of debt issuance costs of its notes and loans payable, which will be reported as a direct offset to the applicable debt on the balance sheet. Pursuant to Accounting Standards Update 2015-15 that was issued by the FASB in August 2015, this treatment will not be required for the Company’s line of credit arrangements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” or ASU 2014-09. ASU 2014-09 broadly amends the accounting guidance for revenue recognition. ASU 2014-09 is effective for the first interim or annual period beginning after December 15, 2016 (deferred by one year to December 15, 2017 with ASU 2015-14 issued in August 2015) , and is to be applied prospectively. Early adoption is not permitted. The Company is currently evaluating the impact that ASU 2014-09 will have on its financial statements.

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

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES

The following tables show the changes in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2015 and 2014 and the allocation of the allowance for loan losses and loans as of September 30, 2015 and December 31, 2014 by portfolio segment and by impairment methodology:

	Commercial	Residential	Land
2015				Total

Allowance for loan losses:
	Three Months Ended September 30, 2015
Beginning balance	$940,215	$2,074,617	$282,566	$3,297,398
Charge-offs	—	—	—	—
Provision	(40,858)	85,174	—	44,316
Ending Balance	$899,357	$2,159,791	$282,566	$3,341,714

	Nine Months Ended September 30, 2015
Beginning balance	$88,260	$1,975,112	$5,983	$2,869,355
Charge-offs	—	—	—	—
Provision	11,097	184,679	276,583	472,359
Ending balance	$899,357	$2,159,791	$282,566	$3,341,714

	As of September 30, 2015
Ending balance: individually evaluated for impairment	$480,005	$1,839,345	$—	$2,319,350

Ending balance: collectively evaluated for impairment	$419,352	$320,446	$282,566	$1,022,364

Ending balance	$899,357	$2,159,791	$282,566	$3,341,714

Loans:
Ending balance	$51,011,804	$19,779,734	$6,042,548	$76,834,086

Ending balance: individually evaluated for impairment	$2,510,752	$7,779,694	$—	$10,290,446

Ending balance: collectively evaluated for impairment	$48,501,052	$12,000,040	$6,042,548	$66,543,640

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

	Commercial	Residential	Land
2014				Total

Allowance for loan losses:
	Three Months Ended September 30, 2014
Beginning balance	$1,507,196	$3,249,975	$5,269	$4,762,440
Charge-offs	—	—	—	—
Provision	46,937	70,742	1	117,680
Ending Balance	$1,554,133	$3,320,717	$5,270	$4,880,120

	Nine Months Ended September 30, 2014
Beginning balance	$932,651	$3,798,203	$8,234	$4,739,088
Charge-offs	—	—	—	—
Provision (reversal)	621,482	(477,486)	(2,964)	141,032
Ending balance	$1,554,133	$3,320,717	$5,270	$4,880,120

	As of December 31, 2014
Ending balance: individually evaluated for impairment	$550,010	$1,839,345	$—	$2,389,355

Ending balance: collectively evaluated for impairment	$338,250	$135,767	$5,983	$480,000

Ending balance	$888,260	$1,975,112	$5,983	$2,869,355

Loans:
Ending balance	$52,531,537	$13,491,906	$2,010,068	$68,033,511

Ending balance: individually evaluated for impairment	$12,666,935	$7,788,747	$1,860,068	$22,315,750

Ending balance: collectively evaluated for impairment	$39,864,602	$5,703,159	$150,000	$45,717,761

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

The following tables show an aging analysis of the loan portfolio by the time monthly payments are past due as of September 30, 2015 and December 31, 2014:

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due
				Total Past Due Loans	Current Loans	Total Loans
September 30, 2015

Commercial	$—	$1,432,000	$1,078,752	$2,510,752	$48,501,052	$51,011,804
Residential	—	—	7,779,694	7,779,694	12,000,040	19,779,734
Land	—	—	—	—	6,042,548	6,042,548
	$—	$1,432,000	$8,858,446	$10,290,446	$66,543,640	$76,834,086

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due
				Total Past Due Loans	Current Loans	Total Loans
December 31, 2014

Commercial	$—	$—	$1,078,752	$1,078,752	$51,452,785	$52,531,537
Residential	—	—	7,788,747	7,788,747	5,703,159	13,491,906
Land	—	—	1,860,068	1,860,068	150,000	2,010,068
	$—	$—	$10,727,567	$10,727,567	$57,305,944	$68,033,511

All of the loans that are 90 or more days past due as listed above are on non-accrual status as of September 30, 2015 and December 31, 2014. In addition, two commercial loans totaling $11,588,000 as of December 31, 2014 were considered impaired but were restored to accrual status during 2014 because the Company had received consistent payments from the borrower over a six month period and management expected that the borrower would continue to keep the loans current with respect to principal and interest payments.  These two loans were paid off in full during the first quarter of 2015.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

The following tables show information related to impaired loans as of and for the three and nine months ended September 30, 2015:

	As of September 30, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial	$1,463,453	$1,432,000	$—
Residential	244,694	244,694	—
Land	—	—	—
	$1,708,147	$1,676,694	$—

With an allowance recorded:
Commercial	$1,144,864	$1,078,752	$480,005
Residential	7,983,345	7,535,000	1,839,345
Land	—	—	—
	$9,128,209	$8,613,752	$2,319,350

Totals:
Commercial	$2,608,317	$2,510,752	$480,005
Residential	8,228,039	7,779,694	1,839,345
Land	—	—	—
	$10,836,356	$10,290,446	$2,319,350

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$487,818	$9,547	$2,741,825	$611,206
Residential	245,725	5,654	248,762	16,581
Land	—	—	413,348	216,904
	$733,543	$15,201	$3,403,935	$844,691

With an allowance recorded:
Commercial	$1,148,627	$17,979	$1,111,170	$40,452
Residential	7,983,345	35,000	7,983,345	157,600
Land	—	—	—	—
	$9,131,972	$52,979	$9,094,515	$198,052

Totals:
Commercial	$1,636,445	$27,526	$3,852,995	$651,658
Residential	8,229,070	40,654	8,232,107	174,181
Land	—	—	413,348	216,904
	$9,865,515	$68,180	$12,498,450	$1,042,743

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

The following tables show information related to impaired loans as of December 31, 2014 and for the three and nine months ended September 30, 2014:

	As of December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial	$11,588,183	$11,588,183	$—
Residential	253,747	253,747	—
Land	1,860,068	1,860,068	—
	$13,701,998	$13,701,998	$—

With an allowance recorded:
Commercial	$1,079,699	$1,078,752	$550,010
Residential	7,983,345	7,535,000	1,839,345
Land	—	—	—
	$9,063,044	$8,613,752	$2,389,355

Totals:
Commercial	$12,667,882	$12,666,935	$550,010
Residential	8,237,092	7,788,747	1,839,345
Land	1,860,068	1,860,068	—
	$22,765,042	$22,315,750	$2,389,355

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$16,410,099	$617,507	$16,306,543	$1,405,623
Residential	2,233,235	—	2,374,941	67,733
Land	1,860,216	38,276	2,633,298	132,916
	$20,503,550	$655,783	$21,314,782	$1,606,272

With an allowance recorded:
Commercial	$1,910,269	$13,484	$1,867,315	$39,956
Residential	7,983,345	22,000	7,983,373	96,000
Land	—	—	—	—
	$9,893,614	$35,484	$9,850,688	$135,956

Totals:
Commercial	$18,320,368	$630,991	$18,173,858	$1,445,579
Residential	10,216,580	22,000	10,358,314	163,733
Land	1,860,216	38,276	2,633,298	132,916
	$30,397,164	$691,267	$31,165,470	$1,742,228

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

Troubled Debt Restructurings

The Company has allocated approximately $2,319,000 and $2,389,000 of specific reserves on loans totaling approximately $9,373,000 and $20,265,000 (recorded investments before reserves) to borrowers whose loan terms had been modified in troubled debt restructurings as of September 30, 2015 and December 31, 2014, respectively.  The Company has not committed to lend additional amounts to any of these borrowers.

No loans were modified as troubled debt restructurings during the three and nine months ended September 30, 2015 and 2014.

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

The Company received distributions from 1850 of $0 and $85,000 during the three and nine months ended September 30, 2015, respectively, and $0 and $84,000 during the three and nine months ended September 30, 2014, respectively. The net income to the Company from its investment in 1850 De La Cruz was approximately $45,000 and $44,000 during the three months ended September 30, 2015 and 2014, respectively, and $130,000 and $126,000 during the nine months ended September 30, 2015 and 2014, respectively.

NOTE 5 - REAL ESTATE HELD FOR SALE

Real estate properties held for sale as of September 30, 2015 and December 31, 2014 consists of properties acquired through foreclosure classified by property type as follows:

	September 30, 2015	December 31, 2014
Land (including land under development)	$40,300,887	$36,263,330
Retail	—	16,494,440
Residential	54,222,726	—
Office	4,716,159	4,716,159
Industrial	1,422,308	—
Storage	3,782,526	—
Marina	236,500	—
Golf course	—	2,020,410
	$104,681,106	$59,494,339

During the three months ended September 30, 2015, the Company transferred four properties (one residential, one industrial, one marina and one storage) from “Held for Investment” to “Held for Sale” as the properties are now listed for sale and sales are expected within the next year. During the nine months ended September 30, 2015, the Company transferred one golf course property from “Held for Sale” to “Held for Investment” as the property was no longer listed for sale and a sale was not expected within the next year. As a result of this transfer, the Company recorded approximately $79,000 of depreciation expense that would have previously been recorded had the property been continuously classified as “Held for Investment”.

During the quarter ended September 30, 2014, the Company transferred one retail property and one residential property from “Held for investment” to “Held for sale” because the properties were listed for sale and sales were expected within the next year. During the nine months ended September 30, 2014, the Company transferred one parcel of land from “Held for sale” to “Held for investment” because the property was no longer listed for sale and a sale was not likely within the next year.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

During the nine months ended September 30, 2015, the Company recorded impairment losses of approximately $1,256,000 on the unimproved residential and commercial land located in Gypsum, Colorado due to a decrease in the listing price of the property and a reduction in the net fair market value estimated by management.

During the three and nine months ended September 30, 2014, the Company recorded impairment losses of $124,000 and $179,000, respectively, on the marina property located in Oakley, California due to a decrease in the listing price of the property and a reduction in the fair market value recently estimated by management.

There were no sales during the three months ended September 30, 2015. During the nine months ended September 30, 2015, the Company sold four real estate properties for net sales proceeds aggregating approximately $34,865,000, resulting in gains on sale of real estate totaling approximately $14,879,000. In addition, the Company recognized gain of approximately $152,000 during the nine months ended September 30, 2015 that had previously been deferred related to the sale of a real estate property in 2012.  The gain on the sale of this property was being accounted for under the installment method.

There were no sales during the three and nine months ended September 30, 2014; however, gains totaling approximately $2,626,000 were recognized during the nine months ended September 30, 2014 that had previously been deferred related to the sales of real estate properties in 2012 and 2013. The gains on the sales of the properties were being recognized under the installment method.

NOTE 6 - REAL ESTATE HELD FOR INVESTMENT

Real estate held for investment as of September 30, 2015 and December 31, 2014 consists of properties acquired through foreclosure classified by property type as follows:

	September 30, 2015	December 31, 2014
Land	$8,839,255	$10,797,656
Residential	6,721,923	48,154,258
Retail	23,278,649	23,211,896
Assisted care	5,073,316	5,005,000
Office	4,300,543	4,416,108
Industrial	—	4,486,797
Storage	—	3,847,884
Marina	3,740,468	3,602,867
Golf course	1,951,253	—
	$53,905,407	$103,522,466

The balances of land and the major classes of depreciable property for real estate held for investment as of September 30, 2015 and December 31, 2014 are as follows:
	September 30, 2015	December 31, 2014
Land and land improvements	$24,047,216	$39,003,422
Buildings and improvements	32,449,622	70,594,331
	56,496,838	109,597,753
Less: Accumulated depreciation	(2,591,431)	(6,075,287)
	$53,905,407	$103,522,466

It is the Company’s intent to sell its real estate properties held for investment, but expected sales of these properties are not probable to occur within the next year.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

Depreciation expense was approximately $505,000 and $523,000 for the three months ended September 30, 2015 and 2014, respectively, and $1,647,000 and $1,563,000 for the nine months ended September 30, 2015 and 2014, respectively.

During the quarter ended September 30, 2014, the Company sold one of the improved, residential lots located in West Sacramento, California for $175,000, resulting in a gain to the Company of approximately $105,000. The remaining lot was then transferred to “Held for sale” as it is now listed for sale and a sale is expected within the next year.

2015 Foreclosure Activity

The Company foreclosed on no loans during the three and nine months ended September 30, 2015.

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

Certain of the Company’s real estate properties held for sale and investment are leased to tenants under noncancellable leases with remaining terms ranging from one to nine years. Certain of the leases require the tenant to pay all or some operating expenses of the properties. The future minimum rental income from noncancellable operating leases due within the five years subsequent to September 30, 2015 and thereafter is as follows:

Twelve months ending September 30:
2016	$5,501,140
2017	2,081,943
2018	1,711,319
2019	1,382,710
2020	480,682
Thereafter (through 2024)	1,345,092
$12,502,886

NOTE 7 – LINES OF CREDIT PAYABLE

The Company borrows funds under the revolving California Bank & Trust (“CB&T”) line of credit and the revolving Opus Bank (“Opus”) line of credit (collectively, the “Funding Agreements”). As of September 30, 2015 and December 31, 2014, the outstanding balances and total commitments under the Funding Agreements consisted of the following:
	As of September 30, 2015		As of December 31, 2014

	Outstanding	Total	Outstanding	Total
	Balance	Commitment	Balance	Commitment
CB&T Line of Credit	$8,954,000	$17,992,910	$11,450,000	$17,355,000
Opus Bank Line of Credit	—	12,626,000	—	16,721,000
Total	$8,954,000	$30,618,910	$11,450,000	$34,076,000

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

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

Borrowings mature on February 5, 2016.  Such borrowings bear interest payable monthly at the prime rate of interest established by CB&T from time-to-time plus one quarter percent (.25%) per annum (3.5% at September 30, 2015). Upon a default such interest rate increases by 2.00%. The CB&T Credit Facility required the payment of an origination fee of $100,000 and other issuance costs totaling $177,000 that were capitalized to deferred financing costs and are being amortized to interest expense using the straight-line method through the maturity date of the CB&T Credit Facility. The Company is also subject to certain ongoing administrative fees and expenses. Interest expense on the CB&T Credit Facility was approximately $70,000 and $171,000 during the three months ended September 30, 2015 and 2014, respectively (including $36,000 and $23,000, respectively, in amortization of deferred financing costs) and $297,000 and $287,000 during the nine months ended September 30, 2015 and 2014, respectively (including $90,000 and $46,000, respectively, in amortization of deferred financing costs).

Borrowings are secured by certain assets of the Company. These collateral assets will include the grant to the lenders of first-priority deeds of trust on certain real property assets and trust deeds of the Company to be identified by the parties from time-to-time and all personal property of the Company, which collateral includes the assets described in the Security Agreement and in other customary collateral agreements that will be entered into by the parties from time-to-time. As of September 30, 2015, the carrying amount and classification of loans and real estate properties securing the CB&T Credit Facility were as follows:

Loans:	September 30, 2015
Commercial	$15,996,624
Real Estate:
Residential	6,852,989
Storage	3,782,526
Total	$10,635,515

The CB&T Credit Facility agreements contain financial covenants which are customary for a loan of this type. Management is not aware of any breach of these covenants as of September 30, 2015.

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

Advances under the Opus Credit Facility may be made by Opus until April 1, 2016.  All borrowings under the Opus Credit Facility bear interest payable monthly as follows: (i) commencing October 1, 2014, and on each successive six month anniversary during the term (the “Rate Change Date”), the rate of interest will be reset to the Six Month LIBOR rate of interest as reported on such Rate Change Date plus four percent (4.0%) per annum but in no event will the interest rate be lower than 4.5% per annum. The interest rate as of September 30, 2015 was 4.5%. Upon a default under the Opus Credit Facility such interest rate increases by an additional 5.00%. Commencing on May 1, 2016, in addition to the required interest payments, the Company is also required to make mandatory monthly principal payments and all amounts under the Opus Credit Facility are to be repaid not later than April 1, 2017.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

The Opus Credit Facility required the payment of an origination fee of $100,000 and other issuance costs totaling $231,000 that were capitalized as deferred financing costs and are being amortized to interest expense using the straight-line method through the maturity date of the Opus Credit Facility. The Company is also subject to certain ongoing administrative fees and expenses. Interest expense on the Opus Credit Facility was approximately $19,000 and $40,000 during the three months ended September 30, 2015 and 2014, respectively (including $19,000 and $19,000, respectively, in amortization of deferred financing costs) and $58,000 and $53,000 during the nine months ended September 30, 2015 and 2014, respectively (including $58,000 and $32,000, respectively, in amortization of deferred financing costs).

Borrowings under the Opus Credit Facility will be secured by certain of the Company's assets. These collateral assets will include the following types of assets to be identified by the parties and described in Borrowing Base Collateral Certificates  to be entered into by the parties from time-to-time: (i) the grant to Opus of first-priority deeds of trust on certain of the Company's real property assets that meet related eligibility requirements set forth in the Opus Credit Agreement (as further defined in the Opus Credit Agreement, the “REO Collateral”); and (ii) the grant to Opus of a collateral interest in mortgage loan promissory notes issued by the Company in the ordinary course of business that meet related eligibility requirements set forth in the Opus Credit Agreement (as further defined in the Opus Credit Agreement, the “Note Collateral”). As of September 30, 2015, the carrying amount and classification of loans and real estate properties securing the Opus Credit Facility were as follows:

Loans:	September 30, 2015
Commercial	$8,425,924
Real Estate:
Office	9,016,702
Industrial	1,422,308
Total	$10,439,010

The Opus Credit Facility contains financial covenants which are customary for loans of this type. Management is not aware of any breach of these covenants as of September 30, 2015.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE 8 - NOTES AND LOANS PAYABLE ON REAL ESTATE

The Company had the following notes and loans payable outstanding as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014	Interest Rate	Payment Terms/Frequency	Maturity Date
720 University, LLC Note Payable	$—	$9,741,463	6.00%	Interest Only Monthly	Paid off
Tahoe Stateline Venture, LLC Note #1	2,900,000	2,900,000	5.00%	Interest Only Semi-annual	December 2016
Tahoe Stateline Venture, LLC Note #2	500,000	500,000	5.00%	Interest Only Quarterly	August 2017
TOTB North, LLC Construction Loan Payable	10,945,502	1,007,919	4.50%	Amortizing Monthly	June 2017
TOTB Miami, LLC Loan Payable	12,754,415	12,975,167	4.33%	Amortizing Monthly	November 2017
Tahoe Stateline Venture, LLC Loan Payable	14,097,865	10,445,000	3.47%	Amortizing Monthly	January 2021
	$41,197,782	$37,569,549

The following table shows maturities by year on these notes and loans payable as of September 30, 2015:

Twelve months ending September 30:
2016	$652,322
2017	15,032,576
2018	12,573,703
2019	416,904
2020	431,603
Thereafter	12,090,674
$41,197,782

720 University, LLC Note Payable

The Company had a note payable with a bank through its investment in 720 University, LLC (“720 University), which was secured by the retail development located in Greeley, Colorado. In November 2014, 720 University entered into an agreement to sell the property that secured this note payable, and the buyer extended a new loan to 720 University to repay the existing note payable. The refinancing closed in January 2015. The principal amount of the new loan was $9,771,263 and accrued interest at 6.0% per annum until paid off with the closing of the sale of the property to the buyer which occurred on June 15, 2015. 720 University incurred interest expense of approximately $0 and $127,000 during the three months ended September 30, 2015 and 2014, respectively, and $265,000 and $378,000 during the nine months ended September 30, 2015 and 2014, respectively.

Tahoe Stateline Venture, LLC Notes Payable

The Company obtained these obligations as a result of the foreclosure or purchase of nine parcels by Tahoe Stateline Venture, LLC (“TSV”) in 2013 and 2012. The Company paid approximately $91,000 and $107,000 of interest on the notes during the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015 and December 31, 2014, there was approximately $55,000 and $19,000, respectively, in accrued but unpaid interest on these notes. The interest incurred has been capitalized to the basis of the land under development.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

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

The initial maturity date (the “Maturity Date”) of the North Loan is June 12, 2017, which may be extended at the option of TOTB North for two additional one year periods, subject to certain conditions. The balance of the loan was approximately $10,946,000 and $1,008,000 as of September 30, 2015 and December 31, 2014, respectively.

All outstanding borrowings under the North Loan bear interest equal to the floating daily Three Month LIBOR rate of interest plus four percent (4.0%) per annum (the “Note Rate”), but the Note Rate will not be lower than four and one-half percent (4.5%) per annum. The Note Rate as of September 30, 2015 was 4.5% per annum.  Upon a default under the North Loan documents the Note Rate increases by an additional eight percent (8.00%) per annum. Interest only payments are payable monthly until the “Amortization Commencement Date” which is the earlier to occur of (i) December 12, 2015 or (ii) the first monthly interest payment date occurring after the Project is completed and the North property achieves a DSCR of greater than 1.25:1. Commencing on the Amortization Commencement Date, monthly principal payments are also required with principal amortizing over 300 months and the balance of the North Loan is due on the Maturity Date.

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

During 2014, TOTB North paid customary closing fees, disbursements and expenses, including an origination fee to Ozarks, which totaled $622,000. The majority of these costs were paid out of proceeds from the North Loan and capitalized to deferred financing costs and are being amortized to the Project using the straight-line method through the Maturity Date. During the three and nine months ended September 30, 2015, approximately $52,000 and $156,000, respectively, of deferred financing costs were amortized to the Project. During the three and nine months ended September 30, 2014, approximately $52,000 and $69,000, respectively, of deferred financing costs were amortized to the Project. During the three and nine months ended September 30, 2015, approximately $91,000 and $133,000, respectively, of interest was incurred which was capitalized to the Project. During the three and nine months ended September 30, 2014, approximately $9,000 and $10,000, respectively, of interest was incurred which was capitalized to the Project.

The North Loan documents contain financial covenants of TOTB North and the Guarantors which are customary for loans of this type. Management is not aware of any breach of these covenants as of September 30, 2015.

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

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

The net cash proceeds from the TOTB Miami Loan were distributed to the members of TOTB in 2014. The initial maturity date (the “Maturity Date”) of the TOTB Miami Loan is November 16, 2017, and the Maturity Date may be extended at the option of TOTB for two additional one year periods if a number of conditions are met.

All outstanding borrowings under the TOTB Miami Loan will bear interest equal to the floating daily Three Month LIBOR rate of interest plus four percent (4.0%) per annum (the “Note Rate”), but in no event will the Note Rate be lower than four and one-quarter percent (4.25%) per annum. The Note Rate as of September 30, 2015 was 4.33% per annum.  Upon a default under the TOTB Miami Loan documents, including any cross-default, the Note Rate increases by an additional eight percent (8.00%) per annum. Principal and interest is payable monthly with principal amortizing over 300 months, and the balance of the loan is due on the Maturity Date.

TOTB was obligated to pay customary closing fees, disbursements and expenses, including an origination fee to the Lender, which totaled approximately $323,000. The majority of these costs were paid out of proceeds from the loan and capitalized to deferred financing costs and are being amortized to interest expense using the effective interest method through the Maturity Date. During the three and nine months ended September 30, 2015, approximately $166,000 and $497,000, respectively, of interest expense was incurred (including approximately $33,000 and $92,000, respectively, of deferred financing costs amortized to interest expense).

The TOTB Miami Loan documents contain financial covenants of TOTB and the Guarantors which are customary for loans of this type. Management is not aware of any breach of these covenants as of September 30, 2015.

Tahoe Stateline Venture, LLC Loan Payable

In December 2014, Tahoe Stateline Ventures, LLC (“TSV”) entered into a Credit Agreement (the “Credit Agreement”) and related documents with RaboBank, N.A. as the lender (“Lender”) providing TSV with a loan (the “TSV Loan”) of up to $14,500,000. TSV borrowed $10,445,000 at the first closing under the TSV Loan and an additional $3,830,000 was borrowed in September 2015.

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

The Credit Agreement required the payment of a closing fee of $108,750 and certain administrative fees totaling approximately $218,000. The majority of these costs were paid out of proceeds from the loan and capitalized to deferred financing costs and are being amortized to interest expense using the effective interest method through the Maturity Date. During the three and nine months ended September 30, 2015, approximately $99,000 and $296,000, respectively, of interest expense was incurred (including approximately $9,000 and $27,000, respectively, of deferred financing costs amortized to interest expense).

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

The TSV Loan documents contain financial covenants which are customary for loans of this type. Management is not aware of any breach of these covenants as of September 30, 2015.

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

OFG, at its sole discretion may, on a monthly basis, adjust the management and servicing fees as long as they do not exceed the allowable limits calculated on an annual basis. Even though the fees for a month may exceed 1/12 of the maximum limits, at the end of the calendar year the sum of the fees collected for each of the 12 months must be equal to or less than the stated limits. Management fees amounted to approximately $513,000 and $436,000 for the three months ended September 30, 2015 and 2014, respectively, and $1,410,000 and $1,276,000 for the nine months ended September 30, 2015 and 2014, respectively, and are included in the accompanying consolidated statements of income. Servicing fees amounted to approximately $47,000 and $40,000 for the three months ended September 30, 2015 and 2014, respectively, and $128,000 and $116,000 for the nine months ended September 30, 2015 and 2014, respectively, and are included in the accompanying consolidated statements of income. As of September 30, 2015 and December 31, 2014, the Company owed management and servicing fees to OFG in the amount of approximately $192,000 and $171,000, respectively.

The maximum management and servicing fees were paid to OFG during the three and nine months ended September 30, 2015 and 2014.

In determining the management fees to pay to OFG, OFG may consider a number of factors, including current market yields, delinquency experience, un-invested cash and real estate activities. During the three and nine months ended September 30, 2015 and 2014, OFG elected to take the maximum compensation that it is able to take pursuant to the Management Agreement and will likely continue to take the maximum compensation for the foreseeable future.

Pursuant to the charter, OFG receives all late payment charges from borrowers on loans owned by the Company. The amounts paid to or collected by OFG for such charges totaled approximately $0 and $2,000 for the three months ended September 30, 2015 and 2014, respectively, and $17,000 and $4,000 for the nine months ended September 30, 2015 and 2014, respectively. In addition, the Company remits other miscellaneous fees to OFG, which are collected from loan payments, loan payoffs or advances from loan principal (i.e. funding, demand and partial release fees). The amounts paid to or collected by OFG for such fees totaled approximately $2,000 and $1,000, respectively, during the three months ended September 30, 2015 and 2014 and $6,000 and $2,000, respectively, during the nine months ended September 30, 2015 and 2014, respectively.

OFG originates all loans the Company invests in and receives loan origination and extension fees from borrowers. During the three and nine months ended September 30, 2015, OFG earned approximately $289,000 and $1,001,000, respectively, on loans originated or extended of approximately $11,982,000 and $42,034,000, respectively. During the three and nine months ended September 30, 2014, OFG earned approximately $186,000 and $726,000, respectively, on loans originated or extended of approximately $8,025,000 and $30,226,000, respectively.

OFG is reimbursed by the Company for the actual cost of goods, services and materials used for or by the Company and paid by OFG and the salary and related salary expense of OFG’s non-management and non-supervisory personnel performing services for the Company which could be performed by independent parties (subject to certain limitations in the Management Agreement and the Company’s charter). The total OFG reimbursements expensed by the Company for such services were $130,000 and $167,000 during the three months ended September 30, 2015 and 2014, respectively, and $394,000 and $507,000 during the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015 and December 31, 2014, there was $43,000 and $113,000 payable to OFG for such services. The Company also reimbursed certain of OFG’s officers for allowed expenses in the total amount of $1,000 and $1,000 during the nine months ended September 30, 2015 and 2014, respectively.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

The Company paid Investor’s Yield, Inc. (a wholly owned subsidiary of OFG) approximately $7,000 and $30,000 during the nine months ended September 30, 2015 and 2014, respectively, in fees primarily related to certain foreclosure proceedings on Company loans.

During the nine months ended September 30, 2015, the Company purchased OFG’s full interest in a loan secured by an industrial property located in San Ramon, California with a principal balance of $1,499,000 at face value.

NOTE 10 – STOCKHOLDERS’ EQUITY

Dividends

On March 18, 2015, the board of directors declared a $0.07 dividend on our shares of common stock to holders of record as of March 31, 2015. The dividend was paid on April 14, 2015 and totaled $753,760.

On June 19, 2015, the board of directors declared a $0.18 dividend on our shares of common stock to holders of record as of June 30, 2015. The dividend was paid on July 14, 2015 and totaled $1,938,240.

On September 18, 2015, the board of directors declared a $0.08 dividend on our shares of common stock to holders of record as of September 30, 2015. The dividend was paid on October 14, 2015 and totaled $835,533.

As of September 30, 2015, the Company has net capital gains from the sales of real estate properties totaling approximately $12,710,000. It is the intention of management to retain all net capital gains within the Company and not distribute them as is permitted for a REIT.  However, the retained net capital gains will be taxable to shareholders and will require the Company to make a tax payment to the U.S Treasury Department on behalf of shareholders at the highest corporate tax rate (currently 35%), which are to be reflected as tax payments on shareholders’ tax returns. Such payments will be recorded as dividends in the Company’s financial statements.

Stock Repurchase Programs

On August 9, 2013, the Board of Directors authorized a Rule 10b5-1 stock repurchase plan (the “2013 Repurchase Plan”) which permitted the Company to purchase up to the lesser of $7 million of its common stock or five percent of the shares of common stock outstanding as of that date. A Rule 10b5-1 plan permits the Company to repurchase shares at times when it might otherwise be prevented from doing so. During the nine months ended September 30, 2014, the Company repurchased 26,208 shares of its common stock for a total cost of approximately $325,000 (including commissions) and an average cost of $12.42 per share. The 2013 Repurchase Plan expired on May 19, 2014, and as of that date, the Company had repurchased 430,118 shares of its common stock, for a total cost of approximately $5,349,000 (including commissions) and an average cost of $12.44 per share.

On May 27, 2015, the Board of Directors authorized a new Rule 10b5-1 stock repurchase plan (the “2015 Repurchase Plan”) under which the Company may purchase up to $7.5 million of its common stock. Under the 2015 Repurchase Plan, repurchases will be funded from available working capital, and the repurchased shares will return to the status of authorized but unissued shares of common stock. Repurchases under the 2015 Repurchase Plan are subject to certain price, volume and timing constraints specified in the brokerage agreement. There is no guarantee as to the exact number of shares that will be repurchased by the Company. The 2015 Repurchase Plan permits repurchases commencing on June 27, 2015 and expires by its terms on May 12, 2016, although the Company may terminate the 2015 Repurchase Plan at any time. During the quarter ended September 30, 2015, the Company repurchased 360,263 shares of its common stock under this new plan for a total cost of approximately $5,253,000 (including commissions) and an average cost of $14.58 per share and repurchased another 66,528 shares in October 2015 (subsequent to quarter end) for a total cost of approximately $938,000 (including commissions) and an average cost of $14.10 per share.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

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

The contingency reserves required per the charter as of September 30, 2015 and December 31, 2014 were approximately $4,009,000 and $3,876,000, respectively, and are reported as part of restricted cash in the accompanying consolidated balance sheets. $7,000,000 is required to be held in non-interest bearing accounts pursuant to the Company’s two lines of credit agreements, which also satisfies the contingency reserve requirement in the charter.

Escrow Deposits

Restricted cash includes deposits held in third party escrow accounts to fund construction costs and replacement reserves and to pay property taxes and insurance on Company real estate in the amounts of approximately $495,000 and $249,000 as of September 30, 2015 and December 31, 2014, respectively.

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

Impaired Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and a specific allowance for loan losses is established.  A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement or when monthly payments are delinquent greater than ninety days. Once a loan is identified as impaired, management measures impairment in accordance with ASC 310-10-35.  The fair value of impaired loans is estimated by either an observable market price (if available) or the fair value of the underlying collateral, if collateral dependent.  The fair value of the loan’s collateral is determined by third party appraisals (by licensed appraisers), broker price opinions, comparable properties or other indications of value. Those impaired loans not requiring an allowance represent loans for which the fair value of the collateral exceed the recorded investments in such loans. At September 30, 2015 and December 31, 2014, the majority of the total impaired loans were evaluated based on the fair value of the collateral by obtaining third party appraisals that valued the collateral primarily by utilizing an income or market approach or some combination of the two.  In accordance with ASC 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  Because appraisals used by management generally include significant unobservable inputs and market data, the Company records the impaired loan as nonrecurring Level 3. Unobservable market data included in appraisals often includes adjustments to comparable property sales for such items as location, size and quality to estimate fair values using a sales comparison approach.  Unobservable market data also includes cash flow assumptions and capitalization rates used to estimate fair values under an income approach.

Real Estate Held for Sale and Investment

Real estate held for sale and investment includes properties acquired through foreclosure of the related loans. When property is acquired, any excess of the Company’s recorded investment in the loan and accrued interest income over the estimated fair market value of the property, net of estimated selling costs, is charged against the allowance for loan losses. Subsequently, real estate held for sale properties are carried at the lower of carrying value or fair value less costs to sell. The Company periodically compares the carrying value of real estate held for investment to expected future cash flows as determined by internally or third party generated valuations (including third party appraisals that primarily utilize an income or market approach or some combination of the two) for the purpose of assessing the recoverability of the recorded amounts. If the carrying value exceeds future undiscounted cash flows, the assets are reduced to fair value. The fair value of real estate held for sale and investment is estimated using appraisals in a manner similar to that of collateral dependent impaired loans described above which generally results in a Level 3 classification in the fair value hierarchy.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents information about the Company’s assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2015 and December 31, 2014:

	Fair Value Measurements Using
	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2015
Nonrecurring:
Impaired loans:
Commercial	$664,859	$—	$—	$664,859
Residential	6,144,000	—	—	6,144,000
Total	$6,808,859	$—	$—	$6,808,859

Real estate properties:
Land	$4,557,000	$—	$—	$4,557,000
Total	$4,557,000	$—	$—	$4,557,000

December 31, 2014
Nonrecurring:
Impaired loans:
Commercial	$529,689	$—	$—	$529,689
Residential	6,144,000	—	—	6,144,000
Total	$6,673,689	$—	$—	$6,673,689

Real estate properties:
Commercial	$1,292,500	$—	$—	$1,292,500
Land	2,334,773	—	—	2,334,773
Total	$3,627,273	$—	$—	$3,627,273

The (reversal of) provision for loan losses based on the fair value of loan collateral less estimated selling costs for the impaired loans above totaled approximately $(64,000) and $8,000 during the three months ended September 30, 2015 and 2014, respectively, and $(70,000) and $81,000 during the nine months ended September 30, 2015 and 2014, respectively. Impairment losses were recorded on real estate properties in the amounts of approximately $0 and $124,000 during the three months ended September 30, 2015 and 2014, respectively, and $1,256,000 and $179,000 during the nine months ended September 30, 2015 and 2014, respectively.

There were no liabilities measured at fair value on a non-recurring basis at September 30, 2015 and December 31, 2014.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2015 and December 31, 2014:

At September 30, 2015:

Description	Fair Value	Valuation Technique	Significant Unobservable Inputs	Input/Range	Weighted Average

Impaired Loans:
Commercial	$664,859	Appraisal	Estimated Cost of Improvements	31.9%	N/A
			Capitalization Rate	7%	N/A
			Comparable Sales Adjustment	(20)% to 30%	N/A
Residential	$6,144,000	Appraisal	Estimated Cost of Improvements	1.8%	N/A
			Discount Rate	12%	N/A
			Comparable Sales Adjustment	(10)% to 20%	N/A
Real Estate Properties:
Land	$4,557,000	Appraisal	Comparable Sales Adjustment	(19)%	N/A

At December 31, 2014:

Description	Fair Value	Valuation Technique	Significant Unobservable Inputs	Input/Range	Weighted Average

Impaired Loans:
Commercial	$529,689	Appraisal	Estimate Cost of Improvements	13.6%	N/A
			Capitalization Rate	6.5%	N/A
			Comparable Sales Adjustment	(59)% to (2.3)%	N/A
Residential	$6,144,000	Appraisal	Estimate Cost of Improvements	1.8%	N/A
			Discount Rate	12%	N/A
			Comparable Sales Adjustment	(10)% to 20%	N/A
Real Estate Properties:
Commercial	$1,292,500	Appraisal	Comparable Purchase Offers	(42)% to 13.4%	N/A
Land	$2,334,773	Appraisal	Comparable Sales Adjustment	5% to 62.8%	N/A
			Discount Rate	8%	N/A

Where only one percentage is presented in the above table there was only one unobservable input of that type for one loan or property. Adjustments to comparable sales included items such as market conditions, location, size, condition, access/frontage and intended use. A weighted average of an unobservable input is presented in the table above only to the extent there was multiple impaired loans or real estate properties within that class measured at fair value on a nonrecurring basis.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

The approximate carrying amounts and estimated fair values of financial instruments at September 30, 2015 and December 31, 2014 are as follows:

		Fair Value Measurements at September 30, 2015
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$6,708,000	$6,708,000	$—	$—	$6,708,000
Restricted cash	7,495,000	7,495,000	—	—	7,495,000
Loans, net	73,492,000	—	—	73,469,000	73,469,000
Investment in limited liability company	2,188,000	—	—	2,352,000	2,352,000
Accrued interest and advances receivable	1,026,000	—	—	1,026,000	1,026,000

Financial liabilities
Due to Manager	$235,000	$—	$235,000	$—	$235,000
Accrued interest payable	186,000	—	132,000	54,000	186,000
Lines of credit payable	8,954,000	—	8,954,000	—	8,954,000
Notes and loans payable	41,198,000	—	37,798,000	3,400,000	41,198,000

		Fair Value Measurements at December 31, 2014
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$1,414,000	$1,414,000	$—	$—	$1,414,000
Restricted cash	6,249,000	6,249,000	—	—	6,249,000
Loans, net	65,164,000	—	—	66,009,000	66,009,000
Investment in limited liability company	2,143,000	—	—	2,352,000	2,352,000
Accrued interest and advances receivable	838,000	—	—	838,000	838,000

Financial liabilities
Due to Manager	$284,000	$—	$284,000	$—	$284,000
Accrued interest payable	175,000	—	113,000	62,000	175,000
Lines of credit payable	11,450,000		11,450,000	—	11,450,000
Notes and loans payable	37,570,000	—	24,428,000	13,155,000	37,583,000

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

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Environmental Remediation Obligations

The Company has an obligation to pay all required costs to remediate and monitor contamination of the real properties owned by 1850. As part of the Operating Agreement executed by the Company and its joint venture partner in 1850, Nanook, the Company has indemnified Nanook against all obligations related to the expected costs to monitor and remediate the contamination. In 2008, the Company had accrued an amount that a third party consultant had estimated will need to be paid to monitor and remediate the site. The majority of clean-up activities were completed during 2012 as part of the tenant’s construction of a new building on the site. Thus, approximately $460,000 was paid by the Company from the previously established liability, and an additional $100,000 was accrued during the year ended December 31, 2012 as a result of an updated estimate of future costs to be incurred. If additional amounts are required, it will be an obligation of the Company. As of September 30, 2015 and December 31, 2014, approximately $39,000 and $60,000 of this obligation remains accrued on the Company’s books. All costs for this remediation will be paid from cash reserves.

During the course of due diligence performed by a potential buyer of TOTB Miami in 2012, a low level of arsenic was found in the ground water of a monitoring well located on the property owned by TOTB Miami. While the level of arsenic exceeds the minimum level acceptable for drinking water standards, the water under this property is subject to tidal influence and is not used for domestic consumption.  TOTB Miami has retained an environmental consultant to perform additional testing and analysis with the goal of petitioning the appropriate governmental agency to issue a no further action letter for this property due to the low level of contamination and the low quality of the ground water under the property.  At this time, the costs of any potential remediation and/or monitoring are unknown and cannot be estimated. As of September 30, 2015 and December 31, 2014, approximately $104,000 and $79,000 has been accrued and/or paid for testing and analysis.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

Contractual Obligations

The Company has entered into various contracts for design, architectural, engineering and foundation work for the phase II development of the land previously owned by TSV and now owned by Zalanta Resort at the Village, LLC (“Zalanta”). The aggregate amount of these contracts as of the date of this filing is approximately $4,333,000 of which approximately $2,244,000 has been incurred as of September 30, 2015. Management expects that all costs for this project will be paid from cash reserves, advances from the lines of credit and/or construction financing to be obtained in the future.

The Company has also entered into contracts for the construction, demolition and concrete remediation, design, architectural and engineering services related to the renovation of the vacant apartment building owned by TOTB North (see Note 8) in the aggregate amount of approximately $21,042,000 of which approximately $13,963,000 has been incurred to September 30, 2015 in addition to other capitalized costs related to the construction project of $1,638,000 (total of $15,601,000). Management expects that all costs for this project will be paid from cash reserves or the existing construction loan. It is possible that additional change orders will be submitted and construction costs may be higher than expected.

The Company has entered into contracts for new bathrooms and modular offices and improvements to the bridge that accesses the marina held within Brannan Island, LLC in the aggregate amount of approximately $791,000 of which approximately $633,000 has been incurred to September 30, 2015. Management expects that all costs from the project will be paid from cash reserves or advances from the lines of credit.  It is possible that additional change orders will be submitted and construction costs may be higher than expected.

As of September 30, 2015, the Company has commitments to advance additional funds to borrowers of construction, rehabilitation and other loans in the total amount of approximately $6,719,000 (including approximately $922,000 in interest reserves).

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

Between 2008 and 2013, we experienced increased delinquent loans and foreclosures which created substantial losses. As a result, we now own significantly more real estate than in the past, which has reduced cash flow and net income. As of September 30, 2015, approximately 13% of our loans are impaired and/or past maturity. As of September 30, 2015, we own approximately $159 million of real estate held for sale or investment, which is approximately 63% of total assets. During the nine month period ended September 30, 2015, we sold four real estate properties for aggregate net sales proceeds of $34,865,000 and gains totaling $14,879,000. We also recognized an additional $152,000 in deferred gain under the installment method due to the final repayment received on a carryback loan from the sale of a real estate property in late 2012. We will continue to attempt to sell certain of our properties but may need to sell them for losses or wait until market values recover. In addition, under the REIT tax rules, we may be subject to a “prohibited transaction” penalty tax on tax gains from the sale of our properties in certain circumstances. In addition, we are also limited in the number and dollar amount of properties we can sell in a given year under the REIT tax rules.

Although management believes that only two of our delinquent loans will result in credit losses to the Company (and has caused the Company to record specific allowances for loan losses on such loans), real estate values could decrease further. Management continues to perform frequent evaluations of such collateral values using internal and external sources, including the use of updated independent appraisals.  As a result of these evaluations, the allowance for loan losses and our investments in real estate could change in the near term, and such changes could be material.

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

Current Market Conditions, Risks and Recent Trends

During 2013 and 2014, the global capital, credit and real estate markets continued to slowly recover from the economic downturn which began in 2007. Real estate markets also continued to recover, slowly on a national basis and more significantly in major metropolitan areas, and we expect this trend to continue through 2015 and beyond. Accordingly, as our real estate assets are carried at the lower of carrying value or fair value less costs to sell, it is possible that we have substantial imbedded gains in certain of our real estate properties held for sale and investment that are not reflected in our financial statements or in the value of our stock.  However, despite these improvements, the overall market recovery remains uncertain. Should the economy regress, the commercial real estate sector may experience additional losses and operating challenges.

Critical Accounting Policies

Please refer to the section of ORM’s Annual Report on Form 10-K for the year ended December 31, 2014 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Critical Accounting Policies” for a discussion of our critical accounting policies. During the nine months ended September 30, 2015, there were no material changes to these policies.

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

Results of Operations

Net income attributable to our common stockholders decreased approximately $400,000 and increased approximately $10,942,000 during the three and nine months ended September 30, 2015, respectively, as compared to the same periods in 2014.

The decrease in net income during the three months ended September 30, 2015 was primarily a result of (i) a decrease in net income from real estate properties of approximately $129,000 as a result of the sales of two operating properties during the second quarter of 2015, (ii) the write-off of rent receivable as bad debt expense in the amount of $150,000 related to one real estate property during the quarter and (iii) a decrease in gain on sale of real estate of $113,000, as there were no sales during the quarter ended September 30, 2015.

The increase in net income during the nine months ended September 30, 2015 was primarily a result of the sales of four real estate properties offset by a decrease in the recognition of deferred gain under the installment method. The total gain on sales of real estate was approximately $15,031,000 for the nine months ended September 30, 2015.  The gain on sales of real estate was reduced by a portion of the gain in the amount of approximately $2,479,000 that was attributable to our joint venture partner in 720 University, LLC (as the shopping center owned by this entity was sold in June 2015). During the nine months ended September 30, 2014, we sold an improved, residential lot for $175,000, resulting in a gain of $105,000 and recognized $2,626,000 in deferred gains under the installment method related to the sales of certain properties in 2012 and 2013 due to full or partial principal repayments received on the carry back loans in 2014.

Summary of Financial Results
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Total revenues	$4,414,217	$4,705,357	$16,811,097	$12,628,141
Total expenses	3,998,225	3,950,850	13,915,145	11,118,244
Operating income	415,992	754,507	2,895,952	1,509,897
Gain on sales of real estate	—	113,113	15,031,299	2,740,105
Gain on foreclosure of loan	—	—	—	257,020
Net income	415,992	867,620	17,927,251	4,507,022
Less: Net income attributable to noncontrolling interests	(31,671)	(83,797)	(2,630,434)	(151,752)
Net income attributable to common stockholders	$384,321	$783,823	$15,296,817	$4,355,270
Net income per common share (basic and diluted)	$0.04	$0.07	$1.43	$0.40
Weighted average number of common shares outstanding	10,538,735	10,768,001	10,690,736	10,768,495
Dividends declared per share of common stock	$0.08	$0.05	$0.33	$0.15

Three and Nine Months Ended September 30, 2015 Compared to Three and Nine Months Ended September 30, 2014

Total Revenues

Interest income on loans decreased $26,000 (1.9% decrease) and increased $3,133,000 (87.9% increase) during the three and nine months ended September 30, 2015, respectively, as compared to the same periods in 2014. The increase during the nine month period was primarily due to the accretion of the remaining $512,000 discount on an impaired loan as the loan was repaid prior to maturity in the first quarter of 2015, the collection of past due interest related to an impaired loan that we foreclosed on during 2014 of approximately $1,723,000 (as compared to $517,000 that was collected during the same period in 2014) and an increase in the average balance of performing loans between the nine months ended September 30, 2014 and the nine months ended September 30, 2015 of approximately $24,682,000 (78)%.

Rental and other income from real estate properties decreased $266,000 (8.1% decrease) and increased $1,046,000 (11.7% increase) during the three and nine months ended September 30, 2015, respectively, as compared to the same periods in 2014. The decrease during the quarter ended September 30, 2015 was primarily the result of reduced rental income following the sale of two operating properties during the second quarter of 2015. The increase during the nine months ended September 30, 2015 was primarily due to rental income from a real estate property obtained via foreclosure in December 2014, increased rental rates and/or occupancy on certain of our properties during 2014 and 2015 and increased income from the Tahoe Stateline Venture retail property that was completed and partially occupied during the fourth quarter of 2014, net of the reduction in rental income following the sale of two operating properties during the second quarter of 2015.

Total Expenses

Management fees amounted to approximately $513,000 and $436,000 for the three months ended September 30, 2015 and 2014, respectively, and $1,410,000 and $1,276,000 for the nine months ended September 30, 2015 and 2014, respectively. Servicing fees amounted to approximately $47,000 and $40,000 for the three months ended September 30, 2015 and 2014, respectively, and $128,000 and $116,000 for the nine months ended September 30, 2015 and 2014, respectively.

The maximum management and servicing fees were paid to the Manager during the three and nine months ended September 30, 2015 and 2014.

The maximum management fee permitted under the Management Agreement is 2.75% per year of the average unpaid balance of mortgage loans. For the nine months ended September 30, 2015 (annualized) and the calendar years 2014, 2013 and 2012, the management fees were 2.75%, 2.75%, 2.74% and 2.67% of the average unpaid balance of mortgage loans, respectively.

In determining the management fees, the Manager may consider a number of factors, including current market yields, delinquency experience, un-invested cash and real estate activities. The Manager expects that the management fees it receives from us will vary in amount and percentage from period to period. During the three and nine months ended September 30, 2015 and 2014, the Manager chose to take the maximum compensation that it is able to take pursuant to the charter and will likely continue to take the maximum compensation for the foreseeable future.

General and administrative expense increased $7,000 (2.4%) and decreased $139,000 (12.8% decrease) during the three and nine months ended September 30, 2015, respectively, as compared to the same periods in 2014. The decrease during the nine month period was due primarily to lower legal, appraisal, consulting and insurance expenses during 2015 as compared to 2014.

Rental and other expenses on real estate properties increased $10,000 (0.5% increase) and $468,000 (7.9% increase) during the three and nine months ended September 30, 2015, respectively, as compared to the same periods in 2014. The increases were primarily due to expenses incurred on the assisted living facility located in Bensalem, Pennsylvania that was obtained via foreclosure in December 2014 and the completion of the retail complex owned by TSV during the fourth quarter of 2014, and, thus, there was a full nine months of operating expenses for these properties during 2015. A significant portion of the TSV expenses were charged to tenants as common area maintenance (“CAM”) reimbursements and reflected in the increase in revenue for the property during the period. These increased expenses were partially offset by a decrease in expenses as a result of the sale of four properties during the first half of 2015.

Depreciation and amortization expense decreased $23,000 (4.2% decrease) and increased $69,000 (4.2% increase) during the three and nine months ended September 30, 2015, respectively, as compared to the same periods in 2014. The decrease during the quarter ended September 30, 2015 was primarily a result of the sale of two operating properties during the second quarter of 2015. The increase during the nine months ended September 30, 2015 was primarily a result of depreciation recorded on the assisted living facility obtained via foreclosure in December 2014 and the completion of the retail complex owned by TSV during the fourth quarter of 2014 (and, thus, the commencement of depreciation on that property in late 2014), net of a reduction in depreciation for certain properties that were moved from held for investment to held for sale and the sale of two operating properties during the second quarter of 2015.

Interest expense increased $16,000 (4.7% increase) and $694,000 (96.6% increase) during the three and nine months ended September 30, 2015, respectively, as compared to the same periods in 2014, due to interest incurred on our lines of credit, the loans payable within TOTB and TSV and the amortization of deferred financing costs to interest expense from these debt instruments during the three and nine months ended September 30, 2015. All of these debt facilities (other than the CB&T and Opus Credit Facilities) began to incur interest expense subsequent to the third quarter of 2014.

Bad debt expense increased $150,000 and $149,000 during the three and nine months ended September 30, 2015, respectively, as compared to the same periods in 2014, due to the write-off of rent receivable in the amount of $150,000 related to the assisted living facility located in Bensalem, Pennsylvania during the quarter ended September 30, 2015.

The provision for loan losses of $44,000 and $472,000 during the three and nine months ended September 30, 2015, respectively, was the result of an analysis performed on the loan portfolio. The general loan loss allowance increased $108,000 and $542,000 during the three and nine months ended September 30, 2015, respectively, due to an increase in the balance of performing loans during the three and nine month periods (net of payoffs). There was also an increase in the balance of both land and residential loans which have a higher historical loss factor for purposes of the general allowance calculation. The specific loan loss allowance decreased $64,000 and 70,000 during the three and nine months ended September 30, 2015, respectively, due to adjustments to the reserve on one impaired loan.

The provision for loan losses of $118,000 and $141,000 during the three and nine months ended September 30, 2014, respectively, was the result of an analysis performed on the loan portfolio. The general loan loss allowance increased $110,000 and $60,000 during the three and nine months ended September 30, 2014, respectively, primarily due to an increase in the balance of performing loans as a result of new loan originations during 2014 (net of payoffs). There was also an adjustment to the historical loss factor at the beginning of 2014. The specific loan loss allowance increased $81,000 during the nine months ended September 30, 2014, primarily because a reserve was established during 2014 on a newly impaired loan with a principal balance of $690,000.

Impairment losses on real estate properties decreased $124,000 and increased $1,077,000 during the three and nine months ended September 30, 2015, respectively, as compared to the same periods in 2014. The impairment losses on real estate properties of $1,256,000 during the nine months ended September 30, 2015 was the result of a decrease in the listing price of the unimproved residential and commercial land located in Gypsum, Colorado and a reduction in the fair market value estimated by management.

Gain on Sales of Real Estate

Gain on sales of real estate decreased $113,000 and increased $12,291,000 during the three and nine months ended September 30, 2015, respectively, as compared to the same periods in 2014. The decrease during the quarter ended September 30, 2015 was due to the fact that no properties were sold during the third quarter of 2015, whereas we sold one residential lot during the third quarter of 2014. The increase during the nine months ended September 30, 2015 was a result of the sale of four real estate properties during the nine month period, resulting in gains totaling $14,879,000 (see further detail under “Real Estate Properties Held for Sale and Investment” below). We also recognized $152,000 of deferred gain under the installment method related to the sale of the condominiums located in Santa Barbara, California in 2012 due to the remaining repayment of the carry back loan during the first quarter of 2015.

During the nine months ended September 30, 2014, we recorded deferred gains under the installment method totaling $2,626,000 related to the sale of the condominiums located in Santa Barbara, California in 2012 (and held within Anacapa Villas, LLC), the condominiums located in Oakland, California in 2013 (and held within 1401 on Jackson, LLC) and the parcel of land located in Lake Charles, Louisiana in 2013 (and held within Dation, LLC) due to full or partial principal repayments received on the carry back loans during the periods.

Net Income Attributable to Non-Controlling Interests

Net income attributable to non-controlling interests decreased $52,000 and increased $2,479,000 during the three and nine months ended September 30, 2015, respectively, as compared to the same periods in 2014. The decrease during the quarter ended September 30, 2015 was primarily a result of the sale of the property owned by 720 University during the second quarter of 2015, and, thus, there was a much smaller amount of net income attributable to non-controlling interests for this property. The increase during the nine months ended September 30, 2015 was because a portion of the gain on sale of real estate in the amount of approximately $2,479,000 was attributable to our joint venture partner in 720 University, LLC (as the shopping center owned by this entity was sold in June 2015).

Financial Condition

September 30, 2015 and December 31, 2014

Loan Portfolio

During the quarter ended September 30, 2015, we originated nine new loans with aggregate principal balances totaling $9,474,000 ($10,837,000 if fully funded). Five of these loans are incrementally funded for construction, renovation and/or interest and have $1,190,000 available to be funded in the future. We also received full or partial payoffs on five loans totaling $3,944,000 during the quarter.

The number of loans in our portfolio increased from 34 to 45 and the average loan balance decreased from $2,001,000 to $1,707,000, between December 31, 2014 and September 30, 2015.

As of September 30, 2015 and December 31, 2014, we had four and six loans that were impaired totaling approximately $10,290,000 (13%) and $22,316,000 (33%), respectively,  including two past maturity loans totaling $8,614,000 (11%) and $8,614,000 (13%), respectively. In addition, one loan of approximately $862,000 (1%) was past maturity but current with respect to monthly payments as of December 31, 2014, (combined total of impaired and past maturity loans of $10,290,000 (13%) and $23,178,000 (34%), respectively). Of the impaired and past maturity loans, one loan with a principal balance of $1,432,000 was in the process of foreclosure as of September 30, 2015. No loans were in the process of foreclosure as of December 31, 2014, and no loans involved borrowers who were in bankruptcy as of September 30, 2015 and December 31, 2014.

As of September 30, 2015 and December 31, 2014, approximately $76,589,000 (99.7%) and $67,780,000 (99.6%) of our loans are interest-only and/or require the borrower to make a “balloon payment” on the principal amount upon maturity of the loan. To the extent that a borrower has an obligation to pay mortgage loan principal in a large lump sum payment, its ability to satisfy this obligation may be dependent upon its ability to sell the property, obtain suitable refinancing or otherwise raise a substantial cash amount. As a result, these loans involve a higher risk of default than fully amortizing loans. Borrowers occasionally are not able to pay the full amount due at the maturity date.  We may allow these borrowers to continue making the regularly scheduled monthly interest payments for certain periods of time to assist the borrower in meeting the balloon payment obligation without formally filing a notice of default.  These loans for which the principal is due and payable, but the borrower has failed to make such payment of principal, are referred to as “past maturity loans”. As of September 30, 2015 and December 31, 2014, we had two and three past maturity loans totaling approximately $8,614,000 and $9,476,000, respectively.

As of September 30, 2015 and December 31, 2014, we held the following types of loans:

	September 30, 2015	December 31, 2014
By Property Type:
Commercial	$51,011,804	$52,531,537
Residential	19,779,734	13,491,906
Land	6,042,548	2,010,068
	$76,834,086	$68,033,511

By Position:
Senior loans	$73,805,384	$65,533,511
Junior loans*	3,028,702	2,500,000
	$76,834,086	$68,033,511
    * The junior loan in our portfolio at December 31, 2014 was junior to an existing senior loan held by us and was secured by the same collateral. This loan was paid off during 2015.

The types of property securing our commercial real estate loans are as follows as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Commercial Real Estate Loans:
Retail	$9,195,944	$7,591,592
Office	13,748,033	25,742,246
Apartment	14,460,827	9,622,580
Industrial	3,065,130	3,080,000
Marina	3,500,000	3,200,000
Church	1,175,000	1,175,000
Restaurant	400,000	1,058,567
Storage	2,673,021	—
Hotel	1,650,000	—
Golf course	1,143,849	1,061,552
	$51,011,804	$52,531,537

Scheduled maturities of loan investments as of September 30, 2015 and the interest rate sensitivity of such loans are as follows:

	Fixed	Variable
	Interest	Interest
	Rate	Rate	Total
Year ending September 30:
2015 (past maturity)	$8,613,752	$—	$8,613,752
2016	23,918,144	1,450,000	25,368,144
2017	30,423,957	5,683,539	36,107,496
2018	3,000,000	3,500,000	6,500,000
2019	—	—	—
2020	—	—	—
Thereafter (through Mar. 2028)	244,694	—	244,694
	$66,200,547	$10,633,539	$76,834,086

Our variable rate loans currently use as an index the 6 Month LIBOR rate (0.53% as of September 30, 2015), or include terms whereby the interest rate is adjusted at a specific later date. Premiums over the index vary for each loan and all such loans have specified floor rates.

The following is a schedule by geographic location of loan investments as of September 30, 2015 and December 31, 2014:

	September 30, 2015	Portfolio	December 31, 2014	Portfolio
	Balance	Percentage	Balance	Percentage
Arizona	$10,208,021	13.29%	$8,788,098	12.92%
California	61,433,517	79.96%	54,685,345	80.38%
Hawaii	1,450,000	1.89%	1,450,000	2.13%
Nevada	2,200,000	2.86%	—	—%
Oregon	150,000	0.19%	1,250,000	1.84%
Washington	1,392,548	1.81%	1,860,068	2.73%
	$76,834,086	100.00%	$68,033,511	100.00%

As of September 30, 2015 and December 31, 2014, our loans secured by real property collateral located in Northern California totaled approximately 76% ($58,450,000) and 78% ($53,073,000), respectively, of the loan portfolio. The Northern California region (which includes Monterey, Fresno, Kings, Tulare and Inyo counties and all counties north) is a large geographic area which has a diversified economic base. The ability of borrowers to repay loans is influenced by the economic strength of the region and the impact of prevailing market conditions on the value of real estate.

The allowance for loan losses increased by $472,000 and $141,000 during the nine months ended September 30, 2015 and 2014, respectively.  The Manager believes that the allowance is appropriate given the estimated underlying collateral values of impaired loans and estimates of probable incurred credit losses on loans not considered to be impaired. There is no precise method used by the Manager to predict delinquency rates or losses on specific loans.  The Manager has considered the number and amount of delinquent loans, loans subject to workout agreements and loans in bankruptcy in determining the allowance for loan losses, but there can be no absolute assurance that the allowance is sufficient.  Because any decision regarding allowance for loan losses reflects judgment about the probability of losses yet to be realized, there is an inherent risk that such judgments will prove incorrect.  Upon realization, actual losses may exceed (or be less than) the amount of any reserve.  To the extent that we experience losses greater than the amount of our reserves, we may incur a charge to earnings that will adversely affect operating results and the amount of any dividends paid.

Changes in the allowance for loan losses for the nine months ended September 30, 2015 and 2014 were as follows:

	September 30, 2015	September 30, 2014
Balance, beginning of period	$2,869,355	$4,739,088
Provision for loan losses	472,359	141,032
Charge-offs	—	—
Balance, end of period	$3,341,714	$4,880,120

As of September 30, 2015 and December 31, 2014, there was a general allowance for loan losses of $1,022,364 and $480,000, respectively, and a specific allowance for loan losses on two loans in the total amount of $2,319,350 and $2,389,355, respectively.  The increase in the general allowance during the nine months ended September 30, 2015 was because the balances of land and residential loans in our portfolio, which loan types have higher historical loss factors, increased at a proportionately greater rate than the balance of commercial loans.

Real Estate Properties Held for Sale and Investment

As of September 30, 2015, the Company held title to twenty-eight properties that were acquired through foreclosure with a total carrying amount of approximately $158,586,000 (including properties held in one corporation and eleven limited liability companies), net of accumulated depreciation on real estate held for investment of $2,591,000. As of September 30, 2015, properties held for sale total $104,681,000 and properties held for investment total $53,905,000. When we acquire property by foreclosure, we typically earn less income on those properties than could be earned on loans and may not be able to sell the properties in a timely manner.

Real estate properties held for sale as of September 30, 2015 and December 31, 2014 consists of the following properties acquired through foreclosure:

	September 30, 2015	December 31, 2014
Retail complex, Greeley, Colorado (held within 720 University, LLC) – sold in 2015	$—	$11,547,472
Undeveloped, industrial land, San Jose, California – transferred from held for investment in 2015	1,958,400	—
Light industrial building, Paso Robles, California – transferred from held for investment in 2015	1,422,308	—
Storage facility/business, Stockton, California – transferred from held for investment in 2015	3,782,526	—
Marina with 30 boat slips and 11 RV spaces, Oakley, California (held within The Last Resort and Marina, LLC) – transferred from held for investment in 2015	236,500	—
Golf course, Auburn, California (held within Lone Star Golf, Inc.) – transferred to held for investment in 2015	—	2,020,410
Industrial building, Sunnyvale, California (held within Wolfe Central, LLC) – transferred from held for investment in 2015 – sold in 2015	—	—
133 condominium units, Phoenix, Arizona (held within 54th Street Condos, LLC) – transferred from held for investment in 2015	6,852,989	—
Medical office condominium complex, Gilbert, Arizona (held within AMFU, LLC)	4,716,159	4,716,159
Commercial buildings, Sacramento, California – sold in 2015	—	3,890,968
169 condominium units and 160 unit unoccupied apartment building under renovation, Miami, Florida (held within TOTB Miami, LLC) – transferred from held for investment in 2015	47,369,737	—
Unimproved, residential and commercial land, Gypsum, Colorado	4,557,000	5,813,434
Commercial and residential land under development, South Lake Tahoe, California (held within Tahoe Stateline Venture, LLC) *	23,033,645	30,449,896
Commercial and residential land under development, South Lake Tahoe, California (held within Zalanta Resort at the Village, LLC) *	10,751,842	—
Retail buildings, San Jose, California – sold in 2015	—	1,056,000
	$104,681,106	$59,494,339
* These two real estate assets had previously been reported as one asset. In the second quarter of 2015, certain parcels owned by Tahoe
Stateline Venture, LLC were transferred into Zalanta Resort at the Village, LLC, a new entity that is wholly owned by the Company, to prepare for the proposed second phase retail/condominium project.

Real estate held for investment is comprised of the following properties as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Light industrial building, Paso Robles, California – transferred to held for sale in 2015	$—	$1,459,063
Commercial buildings, Roseville, California	710,703	731,906
Undeveloped, residential land, Madera County, California	726,580	726,580
Undeveloped, residential land, Marysville, California	403,200	403,200
Undeveloped land, Auburn, California (formerly part of golf course owned by DarkHorse Golf Club, LLC)	103,198	103,198
75 improved, residential lots, Auburn, California (held within Baldwin Ranch Subdivision, LLC)	3,878,544	3,878,544
Undeveloped, industrial land, San Jose, California – transferred to held for sale in 2015	—	1,958,400
Storage facility/business, Stockton, California – transferred to held for sale in 2015	—	3,847,884
One and two improved residential lots, West Sacramento, California	58,560	58,560
Undeveloped, residential land, Coolidge, Arizona	1,017,600	1,017,600
Marina with 30 boat slips and 11 RV spaces, Oakley, California (held within The Last Resort and Marina, LLC) – transferred to held for sale in 2015	—	236,500
Golf course, Auburn, California (held within Lone Star Golf, Inc.) – transferred from held for sale in 2015	1,951,252	—
Office condominium complex (15 units), Roseville, California	3,589,840	3,684,203
Industrial building, Sunnyvale, California (held within Wolfe Central, LLC) – transferred to held for sale in 2015	—	3,027,734
133 condominium units, Phoenix, Arizona (held within 54th Street Condos, LLC) – transferred to held for sale in 2015	—	6,933,229
61 condominium units, Lakewood, Washington (held within Phillips Road, LLC)	4,255,929	4,364,743
169 condominium units and 160 unit unoccupied apartment building under renovation, Miami, Florida (held within TOTB Miami, LLC) – transferred to held for sale in 2015	—	34,353,958
1/7th interest in single family home, Lincoln City, Oregon	93,647	93,647
12 condominium and 3 commercial units, Tacoma, Washington (held within Broadway & Commerce, LLC)	2,372,348	2,408,681
6 improved residential lots, Coeur D’Alene, Idaho	316,800	316,800
Retail Complex, South Lake Tahoe, California (held within Tahoe Stateline Venture, LLC)	23,278,649	23,211,896
Marina and yacht club with 179 boat slips, Isleton, California (held within Brannan Island, LLC)	2,612,585	2,220,448
Unimproved, residential and commercial land, Bethel Island, California (held within Sandmound Marina, LLC)	2,334,773	2,334,773
Marina with 52 boat slips and campground, Bethel Island, California (held within Sandmound Marina, LLC)	1,127,883	1,145,919
Assisted living facility, Bensalem, Pennsylvania	5,073,316	5,005,000
	$53,905,407	$103,522,466

Changes in real estate held for sale and investment during the nine months ended September 30, 2015 and 2014 were as follows:
	September 30, 2015	September 30, 2014
Balance, beginning of period	$163,016,805	$135,315,964
Real estate acquired through foreclosure, net of specific loan loss allowance	—	3,498,240
Investments in real estate properties	17,818,304	18,863,140
Amortization of deferred finance costs capitalized into construction project	155,510	69,116
Sales of real estate properties	(19,500,491)	(60,427)
Impairment losses on real estate properties	(1,256,434)	(179,040)
Depreciation of properties held for investment	(1,647,181)	(1,563,210)
Balance, end of period	$158,586,513	$155,943,783

Thirteen of the Company’s twenty-eight properties do not currently generate revenue. For the nine months ended September 30, 2014 and 2015, expenses from real estate properties (not including depreciation, bad debt expense and impairment losses) have increased from approximately $5,952,000 to $6,420,000 (7.9% increase), respectively, and revenues associated with these properties have increased from approximately $8,937,000 to $9,983,000 (11.7% increase), respectively, thus generating net income (not including depreciation, bad debt expense and impairment losses) from real estate properties of $3,563,000 during the nine months ended September 30, 2015 (compared to $2,984,000 for the same period in 2014).

During the nine months ended September 30, 2015, we recorded an impairment loss of approximately $1,256,000 on the unimproved residential and commercial land located in Gypsum, Colorado due to a decrease in the listing price of the property and a reduction in the fair market value estimated by management.

During the three and nine months ended September 30, 2014, we recorded an impairment loss of $124,000 and $179,000, respectively, on the marina property located in Oakley, California due to a recent decrease in the listing price of the property and a reduction in the fair market value recently estimated by management.

Sales Activity

During the nine months ended September 30, 2015, we sold four real estate properties with details as follows:

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

In addition to the above table, we recognized gain of approximately $152,000 during the nine months ended September 30, 2015 that had previously been deferred related to the sale of a real estate property in 2012.  The gain on the sale of this property was being accounted for under the installment method.

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

Foreclosure Activity

We foreclosed on no loans during the nine months ended September 30, 2015.

During the nine months ended September 30, 2014, Sandmound, a wholly owned limited liability company of the Company, foreclosed on a first mortgage loan secured by unimproved land and a marina and campground located in Bethel Island, California with a principal balance of $2,960,000 and obtained the properties via the trustee’s sale.In addition, advances made on the loan or incurred as part of the foreclosure (such as legal fees and delinquent property taxes) in the total amount of approximately $282,000 were capitalized to the basis of the properties. The fair market values of the properties acquired were estimated to be higher than Sandmound’s recorded investment in the subject loan, and, thus, a gain on foreclosure in the amount of approximately $257,000 was recorded.

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

The net income to the Company from 720 University was approximately $27,000 and $107,000 during the three months ended September 30, 2015 and 2014, respectively, and $6,439,000 and $145,000 during the nine months ended September 30, 2015 and 2014, respectively. The non-controlling interest of the joint venture partner was approximately $115,000 and $5,000 as of September 30, 2015 and December 31, 2014, respectively.

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

During the year ended December 31, 2014, TOTB contributed the vacant and unimproved 160 unit apartment building to a new wholly-owned entity, TOTB North. TOTB North then entered into a construction loan agreement which will provide up to $21,304,000 for the purpose of renovating and improving the apartment building. As of September 30, 2015 and December 31, 2014, approximately $10,946,000 and $1,008,000, respectively, had been drawn from the construction loan. In addition, TOTB North has entered into various contracts for the design, engineering, first phase demolition and concrete remediation and second phase construction for the renovation project in the aggregate amount of approximately $21,042,000 of which approximately $13,963,000 had been incurred as of September 30, 2015. In addition, another $1,638,000 in renovation-related costs, interest, property taxes, and amortization of deferred financing costs have been capitalized (total of $15,601,000) as of September 30, 2015. During the year ended December 31, 2014, the Company and OFG contributed approximately $453,000 and $108,000, respectively, to TOTB to fund the initial $1,000,000 deposit required pursuant to the construction loan agreement. In addition, during the nine months ended September 30, 2015, the Company and OFG contributed an additional $1,170,000 and $279,000, respectively, due to increased construction costs on the project.

During 2014, TOTB entered into a new loan agreement whereby it borrowed $13,000,000 secured by 154 of the 169 renovated and leased condominium units located in the Pointe building. The outstanding balance as of September 30, 2015 and December 31, 2014 was approximately $12,754,000 and $12,975,000, respectively. The loan bears interest at the floating daily three month LIBOR rate of interest plus 4.0% per annum, but in no event will the rate be lower than 4.25%. The interest rate as of September 30, 2015 was 4.33%. Principal and interest are payable monthly with principal amortizing over 300 months. The initial maturity date is November 16, 2017 which may be extended for two additional one year periods if all conditions in the loan agreement are met. The net cash proceeds from the new loan were distributed to the members of TOTB during 2014 ($10,256,000 to ORM and $2,446,000 to OFG).

During the quarter ended September 30, 2015, the Company moved the TOTB property from held for investment to held for sale as it is now being actively marketed and a sale is expected within the next year.

The net income to the Company from TOTB was approximately $72,000 and $336,000 during the three months ended September 30, 2015 and 2014, respectively, and $152,000 and $545,000 during the nine months ended September 30, 2015 and 2014, respectively. The noncontrolling interest of OFG totaled approximately $4,486,000 and $4,170,000 as of September 30, 2015 and December 31, 2014, respectively.

The decrease in net income between 2014 and 2015 is primarily related to the new debt obtained on the Pointe building units at the end of 2014 which resulted in interest expense being incurred during 2015.

The approximate net income (loss) from our real estate properties held within wholly-owned limited liability companies and a wholly owned corporation and other investment properties with significant operating results (including gains/losses from sales and impairment losses), for the nine months ended September 30, 2015 and 2014 not already discussed above are included in the table below. The information presented includes only the revenues and expenses directly related to the properties and no allocations have been made for overhead and other expenses the Company incurs that are not directly related to an individual property.

	2015	2014
Lone Star Golf, Inc.	$(133,000)	$11,000
Baldwin Ranch Subdivision, LLC	(73,000)	(81,000)
The Last Resort and Marina, LLC	(18,000)	(195,000)
54th Street Condos, LLC	335,000	24,000
Wolfe Central, LLC (including gain on sale)	5,122,000	298,000
AMFU, LLC	102,000	(8,000)
Phillips Road, LLC	68,000	85,000
Broadway & Commerce, LLC	40,000	36,000
Brannan Island, LLC	(50,000)	(2,000)
Piper Point Marina- held in Sandmound Marina, LLC	(53,000)	(36,000)
Tahoe Stateline Venture, LLC	(78,000)	(27,000)
Zalanta Resort at the Village, LLC	(76,000)	—
Light industrial building, Paso Robles, California	231,000	138,000
Undeveloped industrial land, San Jose, California	(94,000)	(92,000)
Office buildings, Roseville, California	5,000	4,000
Office condominium complex, Roseville, California	29,000	(23,000)
Storage facility/business, Stockton, California	297,000	231,000
Undeveloped land, Gypsum, Colorado*	(1,401,000)	(159,000)
Assisted living facility, Bensalem, Pennsylvania	(299,000)	—
* Includes impairment losses totaling $1,256,000 in 2015.

Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash increased from approximately $7,662,000 as of December 31, 2014 to $14,203,000 as of September 30, 2015 ($6,541,000 or 85.4% increase) due primarily to the sale of four real estate properties during the nine months ended September 30, 2015 for net sales proceeds to the Company of approximately $22,615,000 (after distribution to non-controlling interest of $2,479,000 and repayment of debt of $9,771,000 on the 720 University property sale) and an additional advance on the TSV loan payable in the amount of $3,830,000 during the quarter ended September 30, 2015. The increase in cash from the sales and advance from the TSV loan were partially used to repay the lines of credit and to fund new loan originations during the nine month period.

Interest and Other Receivables

Interest and other receivables increased from approximately $1,482,000 as of December 31, 2014 to $1,689,000 as of September 30, 2015 ($207,000 or 13.9% increase) due primarily to increased interest income receivable on loans due to an increase in performing loans in the portfolio since December 31, 2014.

Other Assets

Other assets decreased from approximately $1,138,000 as of December 31, 2014 to $682,000 as of September 30, 2015 ($456,000 or 40.1% decrease) due primarily to the sales of the shopping center in Greeley, Colorado (720 University) and the industrial building in Sunnyvale, California (Wolfe Central) and the resulting de-recognition of net lease commissions and deferred rent related to those properties.

Deferred Financing Costs

Deferred financing costs decreased from approximately $1,318,000 as of December 31, 2014 to $937,000 as of September 30, 2015 ($381,000 or 28.9% decrease) due to amortization of deferred financing costs during the nine month period. In addition, we paid approximately $42,000 in deferred financing costs during the second quarter of 2015 related to the additional $10,000,000 credit added to the CB&T Credit Facility during the quarter.

Dividends Payable

Dividends payable decreased from approximately $1,292,000 as of December 31, 2014 to $836,000 as of
September 30, 2015 ($457,000 or 35.3% increase) because the dividend declared and accrued as of September 30, 2015 included only a regular dividend of $0.08 per share, whereas the December 31, 2014 dividend included a regular dividend of $0.05 per share and a special dividend of $0.07 per share (total of $0.12 per share).

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities increased from approximately $2,220,000 as of December 31, 2014 to approximately $4,654,000 as of September 30, 2015 ($2,434,000 or 109.7% increase) due primarily to increased payables related to the construction activities on the property owned by TOTB North as the main construction project commenced in the beginning of 2015 and the property owned by Zalanta Resort at the Village, LLC as foundation work on the project commenced during the third quarter.

Deferred Gains

Deferred gains decreased from approximately $362,000 as of December 31, 2014 to approximately $210,000 as of September 30, 2015 ($152,000 or 42.1% decrease) due to the receipt of the remaining principal repayment on one carryback loan during the nine months ended September 30, 2015, resulting in the recognition of additional gain under the installment method of $152,000.

Lines of Credit Payable

Lines of credit payable decreased from $11,450,000 as of December 31, 2014 to $8,954,000 as of September 30, 2015 ($2,496,000 or 21.8% decrease) due to the receipt of proceeds from the sales of four real estate properties during the nine months ended September 30, 2015, which allowed us to partially repay the balances on the lines of credit.

Notes and Loans Payable on Real Estate

Notes and loans payable increased from $37,570,000 as of December 31, 2014 to $41,198,000 as of September 30, 2015 ($3,628,000 or 9.7% increase) due primarily to additional advances on the TOTB North construction loan of $9,938,000 and an additional advance taken on the TSV loan of $3,830,000, net of the full repayment of the note payable securing the 720 University shopping center in the amount of $9,771,000 at the time of sale in June 2015 and principal payments totaling $398,000 on the loans securing the TOTB Miami condominium units and the TSV retail property.

Noncontrolling Interests

Noncontrolling interests increased from approximately $4,175,000 as of December 31, 2014 to approximately $4,601,000 as of September 30, 2015 ($426,000 or 10.2% increase), due primarily to a cash contribution made by OFG of $279,000 during 2015 as a result of additional deposits needed from the members for the TOTB North construction project prior to being able to borrow additional funds from the construction loan.

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

The following table reconciles FFO to comparable GAAP financial measures:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Funds from Operations
Net income attributable to common stockholders	$384,321	$783,823	$15,296,817	$4,355,270
Adjustments:
Depreciation and amortization of real estate and other assets	526,178	549,189	1,712,136	1,642,922
Depreciation allocated to non-controlling interests	(28,800)	(32,241)	(90,569)	(96,806)
Amortization of deferred financing costs	96,749	42,335	266,862	78,261
Accretion of discount on loan to interest income	—	(36,600)	(536,816)	(85,403)
Provisions for impairment of real estate assets	—	123,500	1,256,434	179,040
Provision for loan losses	44,316	117,680	472,359	141,032
Gain on sales of real estate assets	—	(113,113)	(15,031,299)	(2,740,105)
Gain on sale allocated to non-controlling interest	—	—	2,479,268	—
Gain on foreclosure of loan	—	—	—	(257,020)
Adjustments for unconsolidated ventures	(44,605)	(43,686)	(45,483)	(42,357)
FFO attributable to common stockholders	$978,159	$1,390,887	$5,779,709	$3,174,834
Basic and diluted FFO per common share	$0.09	$0.13	$0.54	$0.29

Note: FFO for the nine months ended September 30, 2015 includes the collection of past due interest related to an impaired loan that the Company foreclosed on during 2014 of approximately $1,723,000.

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

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover probable incurred credit losses. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Loan losses deemed to be uncollectible are charged against the allowance for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses. As of September 30, 2015, management believes that the allowance for loan losses of approximately $3,342,000 is adequate in amount to cover probable incurred losses. Because of the number of variables involved, the magnitude of swings possible and management’s inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by management. As of September 30, 2015, four loans totaling $10,290,000 were impaired. This includes two past maturity loans totaling $8,614,000. After management’s evaluation of the loan portfolio, we recorded an increase in the allowance for loan losses of approximately $472,000 during the nine months ended September 30, 2015 (decrease in specific loan loss allowance of $70,000 and increase in general allowance of $542,000).  Management believes that the specific allowance for loan losses is appropriate given the estimated fair values of the underlying collateral of impaired loans.

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

We require liquidity to:

•	fund future loan investments;
•	to improve and maintain real estate properties;
•	to repay principal and interest on our borrowings;
•	to pay our expenses, including compensation to our Manager;
•	to pay U.S. federal, state, and local taxes of our TRSs;
•	to distribute a minimum of 90% of our REIT taxable income and to make investments in a manner that enables us to maintain our qualification as a REIT; and
•	to make tax payments associated with undistributed capital gains.

We intend to meet these liquidity requirements primarily through the following:

•	the use of our cash and cash equivalent balances of $6,708,000 as of September 30, 2015;
•	cash generated from operating activities, including interest income from our loan portfolio and income generated from our real estate properties;
•	proceeds from the sales of real estate properties;
•	proceeds from our revolving lines of credit;
•	proceeds from the construction loan obtained by TOTB North;
•	proceeds from future borrowings, including additional lines of credit; and
•	proceeds from potential future offerings of our equity securities.

The following table summarizes our cash flow activity for the periods presented:

	Nine Months Ended September 30,
	2015	2014
Net cash provided by operating activities	$5,726,118	$2,406,528
Net cash provided by (used in) investing activities	9,916,226	(25,569,109)
Net cash (used in) provided by financing activities	(10,348,203)	19,064,522

During the nine months ended September 30, 2015, our cash and cash equivalents increased approximately $5,294,000 primarily due to proceeds received from the sales of four real estate properties and an additional advance taken on the TSV loan net of repayments of debt and originations of loans during the nine month period.

Operating Activities

Cash flows from operating activities are primarily rental and other income from real estate properties, net of real estate expenses, and interest received from our investments in loans, partially offset by payment of operating expenses. For the nine months ended September 30, 2015, cash flows from operating activities increased $3,320,000, compared to the nine months ended September 30, 2014. The increase reflects increased cash flow from rental properties as a result of increased occupancy and rental rates, completion and leasing of the TSV retail complex during the fourth quarter of 2014 and increased interest income on performing loans and collected on impaired loans during 2015.

Investing Activities

Net cash provided by investing activities for both periods presented reflect our investing activity. For the nine months ended September 30, 2015, cash flows from investing activities increased $35,485,000. Approximately $9,916,000 was provided by investing activities during the nine month period as $66,564,000 was received from the sales of real estate properties and the payoff of loans, which was partially offset by an aggregate of $56,684,000 that was used for investment in loans, improvements to real estate properties and transfer to restricted cash during the period.

Financing Activities

Net cash used in financing activities totaled approximately $10,348,000 for the nine months ended September 30, 2015 and consisted primarily of $2,496,000 of net repayments on our lines of credit, $2,484,000 of distributions to non-controlling interests, $5,253,000 of treasury stock purchases and $3,981,000 of dividends paid to stockholders, which was offset by $3,628,000 of advances net of repayments on notes payable.

Dividends

We intend to make regular quarterly distributions to holders of our common stock. U.S. federal income tax law generally requires that a REIT annually distribute at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains, and to the extent that it annually distributes less than 100% of its REIT taxable income in any taxable year, and that it pay tax at regular corporate rates on that undistributed portion. We intend to make regular quarterly distributions to our stockholders in an amount equal to or greater than our REIT taxable income, if and to the extent authorized by our Board of Directors. Before we make any distributions, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on our debt payable. If our cash available for distribution is less than our REIT taxable income, we could be required to sell assets or borrow funds to make cash distributions or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.

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

Contractual Obligations and Commitments

There were no material changes outside of the ordinary course of business in the contractual obligations and commitments as reported in our Annual Report on Form 10-K for the year ended December 31, 2014.  All of our debt obligations are described in more detail in Note 7 — “Lines of Credit Payable” and Note 8 – “Notes and Loans Payable on Real Estate.”  Refer to Note 13 — “Commitments and Contingencies” and below for a description of our other contractual obligations as of September 30, 2015.

Company Debt

The terms of the Company debt are described in more detail in Note 7 – “Lines of Credit Payable” and Note 8 – “Notes and Loans Payable on Real Estate”.

CB&T Line of Credit

As of September 30, 2015, the total amount available to borrow under the CB&T Credit Facility was $17,993,000 and the balance outstanding was $8,954,000 (leaving $9,039,000 available). As of the date of this filing, the total amount available to borrow under the CB&T Credit Facility is $25,915,000 and the balance outstanding is $13,737,000 (leaving $12,178,000 available).  Interest on borrowings under the CB&T Credit Facility are payable monthly and all amounts outstanding under the facility are to be repaid not later than February 5, 2016 and advances may be made up to that date.

Opus Line of Credit

As of September 30, 2015, the total amount available to borrow under the Opus Credit Facility was $12,626,000 and there was no balance outstanding (leaving $12,626,000 available). As of the date of this filing, the total amount available to borrow is approximately $12,626,000 and the balance outstanding is $3,000,000 (leaving $9,626,000 available).  Commencing on May 1, 2016, in addition to the required monthly interest payments, we are required to make mandatory monthly principal payments and all amounts under the facility are to be repaid not later than April 1, 2017. Advances under the Opus Credit Facility may be made by Opus until April 1, 2016.

TOTB North, LLC Construction Loan

The North Loan will provide up to $21,304,000, subject to customary conditions, and the balance of the North Loan was approximately $10,946,000 as of September 30, 2015 and approximately $12,237,000 as of the date of this filing. The initial maturity date (“Maturity Date”) of the North Loan is June 12, 2017, which may be extended at the option of TOTB North for two additional one year periods subject to certain conditions. Monthly interest only payments are required until the Amortization Commencement date (as defined in the agreements), at which time monthly principal payments are also required and the balance of the loan is due on the Maturity Date.

TOTB Miami, LLC Loan Payable

The full amount available under the TOTB Miami Loan has been borrowed, and the balance of the TOTB Miami Loan was approximately $12,754,000 as of September 30, 2015 and approximately $12,705,000 as of the date of this filing. The initial maturity date (the “Maturity Date”) of the TOTB Miami Loan is November 16, 2017, which may be extended at the option of TOTB Miami for two additional one year periods subject to certain conditions. Principal and interest is payable monthly and the balance of the loan is due on the Maturity Date.

Tahoe Stateline Venture, LLC Loan Payable

The balance of the TSV Loan was approximately $14,098,000 as of September 30, 2015 and $14,045,000 as of the date of this filing. TSV borrowed $10,445,000 at the first closing under the TSV Loan and an additional $3,830,000 in September 2015. TSV makes monthly payments of principal and accrued interest and the balance of the loan is due on the maturity date, which is January 1, 2021.

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

Tahoe Stateline Venture, LLC Notes Payable

We had two secured notes payable in the aggregate amount of $3,400,000 as of September 30 2015. One note with a principal balance of $2,900,000 as of September 30, 2015 requires semi-annual interest-only payments and is due in December 2016, and one note with a principal balance of $500,000 at September 30, 2015 requires quarterly interest-only payments and is due in August 2017.

Commitments and Contingencies

As of September 30, 2015, we have commitments to advance additional funds to borrowers of construction, rehabilitation and other loans (including interest reserves) in the total amount of approximately $6,719,000.

We have an obligation to pay all required costs to remediate and monitor contamination of the real properties owned by 1850 De La Cruz, LLC (“1850”). As part of the Operating Agreement executed by the Company and its joint venture partner in 1850, Nanook, we have indemnified Nanook against all obligations related to the expected costs to monitor and remediate the contamination. In 2008, we accrued an amount that a third party consultant had estimated will need to be paid to monitor and remediate the site. The majority of clean-up activities were completed during 2012 as part of the tenant’s construction of a new building on the site. Thus, approximately $460,000 was paid by us from the previously established liability, and an additional $100,000 was accrued during the year ended December 31, 2012 as a result of an updated estimate of future costs to be incurred. If additional amounts are required, it will be an obligation of the Company. As of September 30, 2015 and December 31, 2014, approximately $39,000 and $60,000, respectively, of this obligation remains accrued on our books. We expect that all costs for this remediation will be paid from cash reserves.

During the course of due diligence performed by a potential buyer of TOTB in 2012, a low level of arsenic was found in the ground water of a monitoring well located on the property. While the level of arsenic exceeds the minimum level acceptable for drinking water standards, the water under this property is subject to tidal influence and is not used for domestic consumption.  TOTB has retained an environmental consultant to perform additional testing and analysis with the goal of petitioning the appropriate governmental agency to issue a no further action letter for this property due to the low level of contamination and the low quality of the ground water under the property.  At this time, the costs of any potential remediation and/or monitoring are unknown and cannot be estimated.  As of September 30, 2015 and December 31, 2014, approximately $104,000 and $79,000, respectively, had been accrued and/or paid for testing and analysis.

We have entered into various contracts for design, architectural, engineering and foundation work for the phase II development of the land owned by Zalanta. The aggregate amount of these contracts as of the date of this filing is approximately $4,333,000 of which approximately $2,244,000 has been incurred as of September 30, 2015. We expect that all costs for this project will be paid from cash reserves, new debt and/or the lines of credit.

We have entered into contracts for the construction, demolition and concrete remediation, design, architectural and engineering services related to the renovation of the vacant apartment building owned by TOTB North in the aggregate amount of approximately $21,042,000 of which approximately $13,963,000 has been incurred to September 30, 2015 in addition to other capitalized costs related to the construction project of $1,638,000 (total of $15,061,000). The Company expects that all costs for this project will be paid from cash reserves or the recently obtained construction loan. It is possible that additional change orders will be submitted and construction costs may be higher than expected.

We have entered into contracts for new bathrooms and modular offices and improvements to the bridge that accesses the marina held within Brannan Island, LLC in the aggregate amount of approximately $791,000 of which approximately $633,000 has been incurred to September 30, 2015. We expect that all costs for the project will be paid from cash reserves or advances from the lines of credit.  It is possible that additional change orders will be submitted and construction costs may be higher than expected.

Contingency Reserves

We are required to maintain cash, cash equivalents and marketable securities as contingency reserves in an aggregate amount of at least 1.50% of Capital (as defined in our charter). Although the Manager believes the contingency reserves are adequate, it could become necessary for us to sell or otherwise liquidate certain of our investments or other assets to cover such contingencies on terms which might not be favorable to us. The contingency reserves held in cash and cash equivalents were approximately $4,009,000 and $3,876,000 as of September 30, 2015 and December 31, 2014, respectively.

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

Our operating results are exposed to the risks related to interest rate fluctuations as the results depend to a significant extent on the differences between income from our loans and our borrowing costs. We generally originate fixed rate loan investments and partially finance those investments with floating rate liabilities.  Our investments in fixed rate assets are generally exposed to changes in value due to interest rate fluctuations; however, the short maturity and low debt to investments of our loan portfolio are intended to partially offset that risk. Our average weighted maturity of loans as of September 30, 2015 is approximately twelve months.  In addition, our outstanding variable rate debt to loan investments as of September 30, 2015 is 42%.

The following table projects the potential impact on our interest expense for a 12-month period assuming an instantaneous increase of 100 basis points in 3 Month LIBOR and one percent in the Prime Rate based on balances outstanding as of September 30, 2015:

	As of September 30, 2015
	Variable Rate Loans tied to 3 Mo. Libor	Variable Rate Loans tied to Prime Rate	Total

Aggregate Principal Balance of Debt	$23,699,917	$8,954,000	$32,653,917

Effect of 100 basis point increase in 3 Mo. Libor (1)	$236,999	$—	$236,999
Effect of one percent increase in the Prime Rate	—	89,540	89,540
Totals	$236,999	$89,540	$326,539

	(1) $10,945,502 of debt has a floor higher than the applicable rate as of September 30, 2015.

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

Item 4. Controls and Procedures

Management of the Company carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the fiscal quarter ended September 30, 2015. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015, which is the end of the period covered by this quarterly report on Form 10-Q,  the Company’s disclosure controls and procedures are effective.

There have been no changes in the Company’s internal control over financial reporting in the fiscal quarter ending September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes information about the Company’s repurchases of its shares of common stock, based on settlement date, during the quarterly period ended September 30, 2015:

Issuer Repurchase of Equity Securitiesi

Period	Total Number of Shares Purchasedii	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 through July 31	210,801	$ 14.77	210,801	Dollar amount: $4,397,133iii
August 1 through August 31	77,216	$ 14.64	77,216	Dollar amount: $3,270,699iii
September 1 through September 30	72,246	$ 13.95	72,246	Dollar amount: $2,266,739iii
Total	360,263	$ 14.58	360,263
________________________________
i On May 27, 2015, the Board of Directors publicly announced a new Repurchase Plan that enables the Company to buy up to $7.5 million of its common stock. Purchases began in July 2015. The Repurchase Plan is set to expire on May 12, 2016, although the Company may terminate the Repurchase Plan at any time.

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

OWENS REALTY MORTGAGE, INC.

Dated: November 9, 2015	By:	/s/ William C. Owens
William C. Owens, Chief Executive Officer and President
(Principal Executive Officer)
Dated: November 9, 2015	By:	/s/ Bryan H. Draper
Bryan H. Draper, Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)