Form 10-K
period 2015-12-31
Owens Realty Mortgage, Inc.
filed 2016-03-14
CIK 1556364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
-------------------------------------

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ] No [X]

The aggregate market value of voting and non-voting equity held by non-affiliates of the registrant was approximately $161,735,000 on the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2015, based on the closing sales price of $15.02 on that date for shares of the registrant’s common stock as reported by the NYSE MKT. For this computation, the registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the registrant and certain other stockholders; such an exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.

As of March 9, 2016, there were approximately 10,247,000 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

TABLE OF CONTENTS

PART I

PART II

PART III

PART IV

Item 15.	Exhibits, Consolidated Financial Statement Schedules	122

Signatures		124

EXPLANATORY NOTE REGARDING THIS ANNUAL REPORT

As previously announced, as part of a plan to reorganize our business operations so that, among other things, we could elect to qualify as a real estate investment trust (a “REIT”) for federal income tax purposes,  effective May 20, 2013, Owens Mortgage Investment Fund, a California Limited Partnership (the “Predecessor” or “OMIF”) merged with and into Owens Realty Mortgage, Inc., a Maryland corporation (the “Registrant”) with the Registrant as the surviving corporation (the “Merger”) and the Registrant commenced conducting all of the business conducted by the Predecessor.  Upon consummation of the Merger, limited partners of the Predecessor received one share of common stock, par value $0.01 per share, of the Registrant (the “Common Stock”), for every 25 limited partner units of the Predecessor  that they owned, and certain units of the Predecessor representing the general partner interest of Owens Financial Group, Inc. were also exchanged for Common Stock as is discussed in further detail in our consolidated financial statements under “Note 1 - Organization” in Item 8 of this Annual Report on Form 10-K (“Annual Report”). The rights of the stockholders of the Registrant are governed by Maryland law and the charter, bylaws and other governing documents of the Registrant.

The shares of Common Stock issued pursuant to the Merger were registered under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to a Registration Statement on Form S-4 (File No. 333-184392), which was declared effective by the Securities and Exchange Commission (the “SEC”)  on February 12, 2013. Pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Registrant is deemed to be the successor issuer to the Predecessor and the Registrant’s Common Stock was subsequently registered under Section 12(b) of the Exchange Act and is listed on the NYSE MKT, LLC.

References to Owens Realty Mortgage, Inc. and its subsidiaries, “ORM,” the “Company,” “we”, “us”, or “our” in this Annual Report (including in the consolidated financial statements and notes thereto in this Annual Report) have the following meanings, unless we specifically state or the context requires otherwise:

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

The Company was incorporated in Maryland on August 9, 2012. Effective May 20, 2013, OMIF, a California Limited Partnership formed in 1984 merged with and into the Company, with the Company as the surviving corporation in the Merger, and the Company commenced conducting all of the business conducted by OMIF at the effective time of the Merger.  The Merger was conducted to reorganize our business operations so that, among other things, we could elect to qualify as a real estate investment trust (a “REIT”) for federal income tax purposes. As a qualified REIT we are generally not subject to federal income tax on that portion of our REIT taxable income that is distributed to our stockholders, provided that at least 90% of taxable income is distributed and provided that certain other requirements are met. Certain of our assets that produce non-qualifying income are held in taxable REIT subsidiaries. Unlike other subsidiaries of a REIT, the income of a taxable REIT subsidiary is subject to federal and state income taxes.

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

The following table shows the total Company stockholders’ equity, loans, real estate properties and net income (loss) attributable to common stockholders as of or for the years ended December 31, 2015, 2014, 2013, 2012 and 2011:

	ORM Stockholders’ Equity	Loans	Real Estate Properties	Net Income (Loss) Attributable to Common Stockholders
2015……………………….	$194,979,998	$106,743,807	$153,838,412	$23,569,116
2014……………………….	$184,571,858	$68,033,511	$163,016,805	$7,929,629
2013……………………….	$179,874,410	$58,796,293	$135,315,964	$8,732,897
2012……………………….	$179,459,931	$70,262,262	$127,773,349	$(1,679,820)
2011……………………….	$181,045,959	$69,421,876	$145,591,660	$(24,744,255)

As of December 31, 2015, we held investments in 56 loans, secured by liens on title and leasehold interests in real property. 71% of the loans are located in Northern California. The remaining 29% are located in Southern California, Arizona, Hawaii, Nevada, Oregon and Michigan.

The following table sets forth the types and maturities of loans held by us as of December 31, 2015:

TYPES AND MATURITIES OF LOANS
(As of December 31, 2015)

	Number of Loans	Amount	Percent

Senior loans	53	$103,716,010	97.16%
Junior loans	3	3,027,797	2.84%
	56	$106,743,807	100.00%

Maturing on or before December 31, 2015	2	$8,452,253	7.92%
Maturing on or between January 1, 2016 and December 31, 2017	49	83,189,357	77.93%
Maturing on or between January 1, 2018 and March 1, 2028	5	15,102,197	14.15%
	56	$106,743,807	100.00%

Commercial	34	$76,800,297	71.95%
Residential	19	24,675,867	23.12%
Land	3	5,267,643	4.93%
	56	$106,743,807	100.00%

We have established an allowance for loan losses of approximately $1,842,000 as of December 31, 2015. The above amounts reflect the gross amounts of our loans without regard to such allowance.

The average loan balance of the loan portfolio is $1,906,000 as of December 31, 2015. Of such investments, 13% earn a variable rate of interest and 87% earn a fixed rate of interest. All were negotiated according to our investment standards.

We have other assets in addition to loans, comprised principally of the following, as of December 31, 2015:

•	$8,481,000 in cash and cash equivalents and restricted cash required to transact our business and/or in conjunction with contingency and escrow reserve requirements;

•	$153,838,000 in real estate held for sale and investment;

•	$2,141,000 in investment in limited liability company;

•	$1,765,000 in interest and other receivables;

•	$785,000 in deferred financing costs, net; and

•	$741,000 in other assets.

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

A review normally includes conducting a physical evaluation of the property securing the loan and the area in which the property is located, and obtaining information regarding the property’s occupancy. In some circumstances, management may determine that a more extensive review is warranted, and may obtain an updated appraisal, updated financial information on the borrower or other information. As of December 31, 2015, we obtained updated appraisals on certain of the properties securing our trust deed investments and certain of our wholly- and majority- owned real estate properties.

As of December 31, 2015 and 2014, we had three and six loans, respectively, that were impaired totaling approximately $8,694,000 and $22,316,000, respectively. This included two matured loans totaling $8,452,000 and $8,614,000, respectively. In addition, one loan totaling approximately $862,000 was past maturity but less than 90 days delinquent in monthly payments as of December 31, 2014 (combined total of impaired and past maturity loans of $8,694,000 and $23,178,000, respectively). Of the impaired and past maturity loans none were in the process of foreclosure and none involved borrowers who were in bankruptcy as of December 31, 2015 and 2014. We foreclosed on no loans during the year ended December 31, 2015. We foreclosed on three and six loans during the years ended December 31, 2014 and 2013 with aggregate principal balances totaling $7,671,000 and $26,187,000, respectively, and obtained the properties via the trustee’s sales.

There were no loans modified as troubled debt restructurings during the year ended December 31, 2015.

During the year ended December 31, 2014, the terms of one impaired loan were modified as a troubled debt restructuring. The loan was rewritten as the borrower had paid the principal balance down partially from sale proceeds. The maturity date was extended by six months to April 2015. All other terms of the loan remained the same. Management believed that no specific loan loss allowance was needed on this modified loan given the estimated underlying collateral value. This loan was repaid in full during the fourth quarter of 2015.

During the year ended December 31, 2013, the terms of two impaired loans were modified as troubled debt restructurings. One such impaired loan was modified to combine all principal, delinquent interest and advances into principal and provide for amortizing payments at a reduced interest rate over an extended maturity of 15 years. The other impaired loan was rewritten during the year whereby the Company repaid the unrelated first deed of trust on the subject property of approximately $5,899,000 and refinanced its second deed of trust by combining them into one first deed of trust in the amount of $9,625,000 with interest at 10% per annum due in five years. As part of the modification, approximately $659,000 of past due interest on our original note was paid from the proceeds of the rewritten loan, which was recorded as a discount against the principal balance of the new loan because the loan was impaired (net principal balance of $8,966,000). In addition, we loaned the borrower an additional $2,500,000 to fund certain improvements to the property (aggregate principal balance of $11,466,000). The $9,625,000 and $2,500,000 loans were repaid in full during the year ended December 31, 2015.

Of the $22,316,000 in loans that were impaired as of December 31, 2014, $8,867,000 remained impaired as of December 31, 2015 (balance now $8,694,000) and $13,488,000 was paid off by the borrowers during 2015.

Following is a table representing our delinquency/impairment experience and foreclosures as of and during the years ended December 31, 2015, 2014, 2013, 2012 and 2011:

	2015	2014	2013	2012	2011
Delinquent/Impaired Loans	$8,694,000	$22,316,000	$31,738,000	$49,252,000	$52,327,000
Loans Foreclosed	$—	$7,671,000	$26,187,000	$2,000,000	$61,438,000
Total Loans	$106,744,000	$68,034,000	$58,796,000	$70,262,000	$69,422,000
Percent of Delinquent Loans to Total Loans	8.14%	32.80%	53.98%	70.10%	75.38%

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

Compensation and Reimbursement from the Company

Management Fees

Management fees are paid by the Company to the Manager monthly and cannot exceed 2.75% annually of the average unpaid balance of our loans at the end of each of the 12 months in the calendar year. Since this fee is paid monthly, it could exceed 2.75% in one or more months, but the total fee in any one year is limited to a maximum of 2.75%, and any amount paid above this must be repaid by the Manager to the Company. The Manager is entitled to receive a management fee on all loans, including those that are delinquent. The Manager believes this is justified by the added effort associated with such loans. In certain past years, the Manager has chosen not to take the maximum allowable compensation; however, in recent years, the Manager has elected to take close to the maximum compensation that it is able to take and will likely continue to take the maximum compensation for the foreseeable future.

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

Reimbursement of Other Expenses

The Manager is reimbursed by the Company for the actual cost of goods and materials used for or by the Company and obtained from unaffiliated entities and the actual cost of services of non-management and non-supervisory personnel related to the administration of the Company (subject to certain limitations contained in our charter).

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

Investment in Real Estate Loans

Our acquisition and investment policies are to invest at least 86.5% of our capital in real estate loans and activities related thereto.  Due to the declining economy and reductions in real estate values prior to 2013, we experienced increased foreclosures which resulted in our ownership of significantly more real estate than in the past. Therefore, while we initially adhered to our policies of investing at least 86.5% of our capital in real estate loans, economic conditions beyond our control have resulted in less than 86.5% of our capital being accounted for as investments in real estate loans. As of December 31, 2015, approximately 38% of our assets were classified as investments in real estate loans (net of allowance for loan losses).  Additionally, we must maintain a contingency reserve in an aggregate amount of at least 1.5% of our capital pursuant to our charter.

Our loans are predominantly secured by first mortgage or deed of trust liens on the underlying properties purchased or developed with the funds that we make available. We sometimes refer to these real properties as the security properties. We invest primarily in loans on commercial, industrial and multi-family residential income-producing real property. Substantially all loans are arranged by OFG, which is licensed by the State of California as a real estate broker and California Finance Lender. During the course of its business, OFG is continuously evaluating prospective investments. OFG originates loans from mortgage brokers, previous borrowers, and by personal solicitations of new borrowers. We may purchase or participate in existing loans that were originated by other lenders. Such a loan might be obtained by us from a third party at an amount equal to or less than its face value. OFG evaluates all potential loan investments to determine if the security for the loan, loan-to-value ratio and other applicable factors meet our investment criteria and policies.  OFG locates, identifies and arranges virtually all loans we invest in and makes all investment decisions on our behalf.  In evaluating prospective loan investments, OFG considers such factors as the following:

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

Construction and Rehabilitation Loans

Construction and rehabilitation loans are loans made for both original development and renovation of property. Construction and rehabilitation loans invested in by us are generally secured by first deeds of trust on real property for terms of six months to two years. In addition, if the secured property is being developed, the amount of such loans generally will not exceed 75% of the post-development appraised value. We will not usually disburse funds on a construction or rehabilitation loan until work in the previous phase of the project has been completed, and an independent inspector has verified completion of work to be paid for. In addition, we require the submission of signed labor and material lien releases by the contractor in connection with each completed phase of the project prior to making any periodic disbursements of loan proceeds. As of December 31, 2015, our loan portfolio contains twenty-four construction/rehabilitation loans with aggregate outstanding principal balances totaling $34,416,000.

Leasehold Interest Loans

Loans on leasehold interests are secured by an assignment of the borrower’s leasehold interest in the particular real property. Such loans are generally for terms of from six months to 15 years. Leasehold interest loans generally do not exceed 75% of the value of the leasehold interest at origination. The leasehold interest loans are either amortized over a period that is shorter than the lease term or have a maturity date prior to the date the lease terminates. These loans permit OFG to cure any default under the lease. As of December 31, 2015, our loan portfolio does not contain any leasehold interest loans.

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

Balloon Payment

As of December 31, 2015, 99.8% of our loans provide for a “balloon payment” on the principal amount due upon maturity of the loan (including both interest only and amortizing loans with a balloon payment). As of December 31, 2015, one loan (0.2% of total loans) was a fully amortizing loan with a principal balance of approximately $242,000 and a remaining term of 146 months. There are no specific criteria used in evaluating the credit quality of borrowers for loans requiring balloon payments. Furthermore, a substantial period of time may elapse between the review of the financial statements of the borrower and the date when the balloon payment is due. As a result, there is no assurance that a borrower will have sufficient resources to make a balloon payment when due. To the extent that a borrower has an obligation to pay the  loan principal in a large lump sum payment, its ability to repay the loan may be dependent upon its ability to sell the property, obtain suitable refinancing or otherwise raise a substantial amount of cash. As a result, these loans can involve a higher risk of default than amortizing loans (where principal is paid at the same time as the interest payments).

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

Fixed Rate Loans

Approximately 87.0% ($92,816,000) and 93.7% ($63,718,000) of our loans as of December 31, 2015 and 2014, respectively, bear interest at a fixed rate. The weighted average interest rate of such loans as of December 31, 2015 and 2014 was approximately 8.1% and 8.7%, respectively.

Variable Rate Loans

Approximately 13.0% ($13,928,000) and 6.3% ($4,315,000) of our loans as of December 31, 2015 and 2014, respectively, bear interest at a variable rate or include terms whereby the interest rate is increased at a later date. Currently, variable rate loans use the three-month LIBOR rate (0.61% and 0.26% at December 31,  2015 and 2014, respectively) and the six-month LIBOR rate (0.85% and 0.36% at December 31, 2015 and 2014, respectively). OFG may negotiate spreads over these indices of 6.5% to 9.0%, although there is no assurance that spreads will not be lower or higher depending upon market conditions at the time the loan is made.

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

Employees

The Company does not have employees, other than six full-time and one part-time employee that work directly for its wholly-owned subsidiaries, Brannan Island, LLC and Sandmound Marina, LLC. OFG provides all of the employees (including our officers) necessary for our operations pursuant to the Management Agreement. As of December 31, 2015, OFG had twelve full-time and four part-time employees. All employees are at-will employees and none are covered by collective bargaining agreements.

Distribution of Company Information

Our Internet address is www.owensmortgage.com.  We use our web site as a routine channel for distribution of important information, including news releases, SEC filings, and certain other financial information. We post filings on our web site as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC, including our annual and quarterly reports on Forms 10-K and 10-Q and current reports on Form 8-K; our proxy statements; and any amendments to those reports or statements. All such postings and filings are available on our web site free of charge. The SEC’s web site, www.sec.gov, contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We also make available our code of business conduct and ethics, corporate governance guidelines, committee charters, certain Company presentations and fact sheets, and press releases. The content on any web site referred to in this Annual Report is not incorporated by reference in this Annual Report unless expressly noted.

Our Investor Relations Department can be contacted at 2221 Olympic Blvd., Walnut Creek, CA 94595, Attn: Investor Relations, or by email at investors@owensmortgage.com.

Item 1A. RISK FACTORS

You should consider carefully the risks described below, together with the other information contained in this Annual Report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes. If any of the identified risks actually occurs, or is adversely resolved, our consolidated financial statements could be materially adversely impacted in a particular fiscal quarter or year and our business, financial condition and results of operations may suffer materially. As a result, the trading price of our Common Stock and your investment in the Company may suffer.

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

Our future success depends, to a significant extent, upon the continued services of OFG as our manager and OFG’s officers and employees. The loss of services of one or more members of OFG’s management team could harm our business and prospects, including the services of William C. Owens (Chairman of ORM and Chief Executive Officer of OFG), Bryan H. Draper (Chief Executive Officer of ORM and Chief Financial Officer of OFG), William E. Dutra (Executive Vice President of OFG), Melina A. Platt (Chief Financial Officer of ORM and Controller of OFG), Daniel J. Worley (Senior Vice President of ORM) and Brian M. Haines (Senior Vice President of OFG), each of whom would likely be difficult to replace because of their extensive experience in the field, extensive market contacts and familiarity with our business. None of these individuals is subject to an employment, non-competition or confidentiality agreement with us or OFG, and we do not maintain “key man” life insurance policies on any of them. Our future success also depends in large part upon OFG’s ability to hire and retain additional highly skilled managerial and operational personnel. OFG may require additional operations people who are experienced in obtaining, processing, making and brokering loans and who also have contacts in the relevant markets. If OFG were unable to attract and retain key personnel, the ability of OFG to make prudent investment decisions on our behalf may be impaired.

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

We are in the business of investing in real estate loans, and, as such, we are subject to risk of defaults by borrowers. Our performance will be directly impacted by any defaults on the loans in our portfolio. As a specialty finance lender willing to invest in loans to borrowers who may not meet the credit standards of conventional lenders, the rate of default on our loans could be higher than those generally experienced in the real estate lending industry. Any sustained period of increased defaults could adversely affect our business, financial condition, liquidity and the results of our operations, and ultimately your distributions. We seek to mitigate the risk by estimating the value of the underlying collateral and insisting on low loan-to-value ratios. However, we cannot assure you that these efforts will fully protect us against losses on defaulted loans. Any subsequent decline in real estate values on defaulted loans could result in less security than anticipated at the time the loan was originally made, which may result in our not recovering the full amount of the loan. Any failure of a borrower to repay loans or interest on loans will reduce our revenues and your distributions and the value of your interest in the Company. In most instances, we obtain a new appraisal at the date of loan origination. In limited instances, we will accept an appraisal that is dated within nine months of the date of loan origination, which may not reflect a decrease in the value of the real estate due to events subsequent to the date of the appraisals.

As of December 31, 2015, our portfolio had approximately $8,694,000 in delinquent and/or impaired loans (compared to $22,316,000 as of December 31, 2014). We also had approximately $50,333,000 of non-income producing real estate held for sale or investment for a total of $59,027,000 in non-performing assets, which represented approximately 30% of our total capital as of December 31, 2015.

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

In a market in which liquidity is essential to our business, loan repayments have been a significant source of liquidity for us. However, in recent years, many financial institutions curtailed new lending activity and real estate owners have had and may continue to have difficulty refinancing their loans at maturity. If borrowers are not able to refinance our loans at their maturity, the loans could go into default and the liquidity that we would receive from such repayments will not be available. Furthermore, without a properly functioning commercial real estate finance market, borrowers that are performing on their loans may be forced to extend such loans if allowed, which will further delay our ability to access liquidity through repayments.

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

During the years ended December 31, 2015 and 2014, we recorded impairment losses on one and one of our real estate properties held for sale and investment in the aggregate amount of approximately $1,589,000 and $179,000, respectively.

Development on properties we acquire creates risks of ownership we do not have as a lender.

When we acquire property by foreclosure or otherwise as a lender, we may develop the property, either singly or in combination with other persons or entities. This could be done in the form of a joint venture, limited liability company or partnership, with OFG and/or unrelated third parties. This development can create the following risks:

•	Reliance upon the skill and financial stability of third party developers and contractors;
•	Inability to obtain governmental permits;
•	Delays in construction of improvements;
•	Increased costs during development and the need to obtain additional financing to pay for the development; and
•	Economic and other factors affecting the timing or price of sale or the leasing of developed property.

Larger loans result in less diversity and may increase risk.

As of December 31, 2015, we were invested in a total of 56 loans, with an aggregate book value of approximately $106,744,000. The average book value of those loans was approximately $1,906,000, and the median book value was $1,210,000. Ten of such loans had a book value each of 3% or more of the aggregate book value of all loans, and the largest loan relationship had a total book value of 7.9% of all loans.

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

Northern California real estate secured approximately 71% of the total loans held by us as of December 31, 2015. Northern California consists of Monterey, Kings, Fresno, Tulare and Inyo counties and all counties north of those. In addition, 9%, 6%, 6%, 6%, and 1% of total loans were secured by Arizona, Southern California, Michigan, Nevada and Hawaii real estate, respectively. These concentrations may increase the risk of delinquencies on our loans when the real estate or economic conditions of one or more of those areas are weaker than elsewhere, for reasons such as:

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

As of December 31,2015, our loan portfolio contains twenty-four construction or rehabilitation loans with principal balances aggregating $34,416,000 (including one fully funded loan in the amount of $1,035,000), and we have commitments to fund an additional $16,395,000 on such loans in the future (including interest reserves on these and other loans). We may make additional construction and rehabilitation loan commitments in the future. Construction and rehabilitation loans may be riskier than loans secured by properties with an operating history, because:

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

Although our loan portfolio does not contain any loans secured by leasehold interests as of December 31, 2015, we have made such loans in the past, and we may resume leasehold-secured lending in the future. Loans secured by leasehold interests are riskier than loans secured by real property because the loan is subordinate to the lease between the property owner (lessor) and the borrower, and our rights in the event the borrower defaults are limited to stepping into the position of the borrower under the lease, subject to its requirements of rents and other obligations and period of the lease.

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

As of December 31, 2015, our loan portfolio contained 2.8% in second mortgage and deed of trust loans and 0% in third mortgage and deed of trust loans. As of December 31, 2015, we were not invested in any wraparound mortgage or deed of trust loans.

We typically make “balloon payment” loans, which are riskier than loans with payments of principal over an extended period of time.

The loans we invest in or purchase generally require the borrower to make a “balloon payment” on the principal amount upon maturity of the loan. A balloon payment is a large principal balance that is payable after a period of time during which the borrower has repaid none or only a small portion of the principal balance. As of December 31, 2015, 99.8% of our loans required balloon payments at the end of their terms. Loans with balloon payments are riskier than loans with even payments of principal over an extended time period like 15 or 30 years because the borrower’s repayment depends on its ability to sell the property profitably, obtain suitable refinancing or otherwise raise a substantial amount of cash when the loan comes due. There are no specific criteria used in evaluating the credit quality of borrowers for loans requiring balloon payments. Furthermore, a substantial period of time may elapse between the review of the financial statements of the borrower and the date when the balloon payment is due. As a result, there is no assurance that a borrower will have sufficient resources to make a balloon payment when due.

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

Our loans require that borrowers carry adequate hazard insurance for our benefit. Some events, however, are uninsurable, or insurance coverage for them is economically not practicable. Losses from earthquakes, floods or mudslides, for example, which occur in California, may be uninsured and cause losses to us on entire loans. Since December 31, 2015, no such loan loss has occurred.

While we are named loss payee in all cases and will receive notification in event of a loss, if a borrower allows insurance to lapse, an event of loss could occur before we know of the lapse and have time to obtain insurance ourselves.

Insurance coverage may be inadequate to cover property losses, even though OFG imposes insurance requirements on borrowers that it believes are reasonable.

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

We have entered into Credit Facilities and other borrowing arrangements. Additional borrowings by us will increase your risk and may reduce the amount we have available to distribute to you.

We have entered into five credit agreements with four different lenders, which agreements provide us with two revolving lines of credit and three term loans (the “Credit Facilities”).

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

The loans and real estate assets that we pledge as collateral could have a rapid decrease in market value. If the value of the collateral we pledge were to decline, we may be required by the lending institutions we borrow from to provide additional collateral or pay down a portion of the funds advanced. We may not have the funds available to pay down such debt, which could result in defaults. Providing additional collateral, if available, to support these potential credit facilities would reduce our liquidity and limit our ability to leverage our assets. In the event we do not have sufficient liquidity to meet such requirements, lending institutions can accelerate the indebtedness, increase interest rates and terminate our ability to borrow. Furthermore, facility providers may require us to maintain a certain amount of uninvested cash or set aside unlevered assets to maintain a specified liquidity position which would allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on assets. In the event that we are unable to meet these collateral obligations, our financial condition could deteriorate rapidly.

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

Our Credit Facilities require us to satisfy certain affirmative and negative covenants and to meet numerous financial tests, and also contain certain default and cross-default provisions. If any future failure to comply with one or more of these covenants resulted in the loss of one or more of these Credit Facilities and/or required the immediate repayment of advances under the Credit Facilities and we were unable to obtain suitable replacement financing, such loss could have a material, adverse impact on our financial position and results of operations and ability to make distributions to our stockholders.

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

      As of December 31, 2015, most of our loans do not have a prepayment penalty or exit fee. Based on our Manager’s historical experience, we expect that at least 90% of our loans will continue to not have a prepayment penalty. Should interest rates decrease, our borrowers may prepay their outstanding loans with us in order to receive a more favorable rate. This may reduce the amount of income we have available to distribute to you.

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

Our competitors consist primarily of other mortgage REIT’s, conventional real estate lenders and real estate loan investors, including commercial banks, insurance companies, mortgage brokers, pension funds and other institutional lenders. Many of the companies against which we and OFG compete have substantially greater financial, technical and other resources than us or OFG. If our competitors decrease interest rates on their loans or make funds more easily accessible, we may be required to reduce our interest rates, which would reduce our revenues and the distributions you receive.

Our Manager serves pursuant to a long-term Management Agreement that may be difficult to terminate and may not reflect arm’s-length negotiations.

We entered into a long-term Management Agreement with OFG.  The Management Agreement was negotiated by related parties and may not reflect terms as favorable as those subject to arm’s-length bargaining. The Management Agreement will continue in force for the duration of the existence of Owens Realty Mortgage, Inc., unless terminated earlier pursuant to the terms of the Management Agreement. The Management Agreement may be terminated prior to the termination of our existence: (a) upon the affirmative vote of the holders of a majority of the outstanding shares of Common Stock; (b) by OFG pursuant to certain procedures set forth in the Management Agreement relating to changes in compensation; (c) automatically in the event of an assignment of the Management Agreement by OFG (with certain exceptions), unless consented to by the Company with the approval of our Board of Directors and holders of a majority of the outstanding shares of Common Stock entitled to vote on the matter; (d) by us upon certain conditions set forth in the Management Agreement, including a breach thereof by OFG; or (e) by OFG upon certain conditions set forth in the Management Agreement, including a breach thereof by the Company. Consequently, it may be difficult to terminate our Management Agreement and replace OFG in the event that its performance does not meet our expectations or for other reasons, unless the conditions for termination of the Management Agreement are satisfied.

Our Manager will face conflicts of interest concerning the allocation of its personnel’s time.

Our Manager and William C. Owens, who owns 64.3889% of the outstanding shares of stock of OFG as of December 31, 2015, although unlikely, may also sponsor other real estate programs having investment objectives and policies similar to ours. As a result, OFG and William C. Owens may have conflicts of interest in allocating their time and resources between our business and other activities. During times of intense activity in other programs and ventures, OFG and its key people may devote less time and resources to our business than they ordinarily would. Our Management Agreement with OFG does not specify a minimum amount of time and attention that OFG and its key people are required to devote to the Company. Thus, OFG may not spend sufficient time managing our operations, which could result in our not meeting our investment objectives. Currently, OFG does not sponsor other real estate programs or any other programs that have an objective and policies similar to those of the Company.

Our Manager will face conflicts of interest arising from our fee structure.

OFG will receive fees from borrowers that would otherwise increase our returns. Because OFG receives all of these fees, our interests will diverge from those of OFG and William C. Owens when OFG decides whether we should charge the borrower higher interest rates or OFG should receive higher fees from borrowers.

OFG earned a total of approximately $2,238,000, $1,884,000 and $1,816,000 for the fiscal years ended December 31, 2015, 2014 and 2013, respectively, for managing the Company. In addition, OFG earned a total of approximately $1,993,000, $1,245,000 and $664,000 in fees from borrowers for the fiscal years ended December 31, 2015, 2014 and 2013, respectively. The total amount earned by OFG that is paid by borrowers represents fees on loans originated or extended for the Company (including loans fees, late payment charges and miscellaneous fees).

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

In order to qualify as a REIT, we will be required each year to distribute to our stockholders at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and by excluding any net capital gain). Furthermore, we will be subject to corporate-level U.S. federal income taxation on our undistributed income and gain. We intend to make distributions to our stockholders of substantially all of our taxable income so as to comply with the 90% distribution requirement and limit corporate-level U.S. federal income taxation of the Company. We currently intend to retain all capital gain. Although we generally do not intend to make distributions in excess of our REIT taxable income, we may do so from time to time. A distribution of REIT taxable income or net capital gain generally will be a taxable distribution to you and not represent a return of capital for U.S. federal income tax purposes. If we make distributions in excess of our REIT taxable income and any net capital gain, the excess portion of these distributions generally would represent a non-taxable return of capital for such purposes up to your tax basis in your Common Stock and then generally capital gain. The portion of any distribution treated as a return of capital for U.S. federal income tax purposes would reduce your tax basis in your Common Stock by a corresponding amount. Differences in timing between taxable income and cash available for distribution could require us to borrow funds or raise capital by selling assets to enable us to meet these distribution requirements. We also could be required to pay taxes and liabilities in the event we were to fail to qualify as a REIT. Our inability to retain taxable income (resulting from these distribution requirements) generally may require us to refinance debt that matures with additional debt or equity. There can be no assurance that any of these sources of funds, if available at all, would be available to meet our distribution and tax obligations.

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

There may be limited interest in investing in our Common Stock and, while we are listed on the NYSE MKT and our shares have been trading for a relatively short period, we cannot assure you that an established or liquid trading market for the Common Stock will develop or that it will continue if it does develop. In the absence of a liquid public market with adequate investor demand, you may be unable to liquidate your investment in our Common Stock.

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

We cannot assure you that the market price of our Common Stock will not fluctuate or decline significantly in the future. Some of the factors, many of which are beyond our control, that could negatively affect our stock price or result in fluctuations in the price or trading volume of our Common Stock include:

•	additional increases in loans defaulting or becoming non-performing or being written off;
•	actual or anticipated variations in our operating results or our distributions to stockholders;
•	sales of (and prices we receive for) significant real estate properties;
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

Risks Related to Our Organization and Structure

Our charter restricts the ownership and transfer of our outstanding stock, which may have the effect of delaying, deferring or preventing a transaction or change of control of the Company

In order for us to qualify as a REIT, no more than 50% of the value of outstanding shares of our stock may be owned, beneficially or constructively, by five or fewer individuals at any time during the last half of each taxable year other than the year for which we elect to be taxed as a REIT.  Subject to certain exceptions, our charter prohibits any stockholder from owning actually, beneficially or constructively more than 9.8%, in value or in number of shares, whichever is more restrictive, of the outstanding shares of our Common Stock, and 9.8% in value of the outstanding shares of all classes or series of our stock.  The constructive ownership rules under the Code are complex.  The outstanding stock owned by a group of related individuals or entities may be deemed to be constructively or beneficially owned by one individual or entity.  As a result, the acquisition of less than 9.8% of our outstanding Common Stock or the outstanding shares of all classes or series of our stock by an individual or entity could cause that individual or entity to own constructively or beneficially in excess of the relevant ownership limits.  Our charter also prohibits any person from owning shares of our stock that would result in our being “closely held” under Section 856(h) of the Code or otherwise cause us to fail to qualify as a REIT.  Any attempt to own or transfer shares of our Common Stock in violation of these restrictions may result in the shares being automatically transferred to a charitable trust or may be void.

Certain provisions of Maryland law may limit the ability of a third party to acquire control of the Company

The charter and bylaws of the Company and the Maryland General Corporation Law (the “MGCL”) contain provisions that could delay, defer or prevent a transaction or a change in control of us that might involve a premium price for holders of our Common Stock or otherwise be in their best interests.

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

On November 12, 2013, our Board of Directors elected to be subject to all of the provisions of Sections 3-803, 3-804 and 3-805 of Title 3, Subtitle 8 of the MGCL (“Subtitle 8”). As a result of this election, without stockholder approval and regardless of any provision in our charter or bylaws, our Board caused the following provisions of Subtitle 8 relating to our Board and the calling of stockholder meetings to be implemented, and these provisions may have the effect of delaying, deferring or preventing a transaction or a change of control of the Company that might be in our stockholders’ best interests:

•
Board Classification. As a result of the election under Subtitle 8, our Board is classified into three separate classes of directors. At each annual meeting of the stockholders of the Company, the successors to the class of directors whose term expires at that meeting will be elected to hold office for a term continuing until the annual meeting of stockholders held in the third year following the year of their election and until their successors are elected and qualified.

•
Removal of Directors. As a result of the election to be subject to Section 3-804 of the MGCL, the removal of directors will require the affirmative vote of at least two-thirds of all of the votes entitled to be cast by the stockholders generally in the election of directors.

•
Board Size. The election to be subject to Section 3-804 of the MGCL also provides that our Board has the exclusive right to set the number of directors on the Board.  This election did not result in substantive change to the requirements already provided in the Company’s charter and bylaws.

•
Vacancies on the Board. As a result of the election to be subject to Section 3-804 of the MGCL, our Board has the exclusive right, by the affirmative vote of a majority of the remaining directors, even if the remaining directors do not constitute a quorum, to fill vacancies on the Board, and any director elected by the Board to fill a vacancy will hold office for the remainder of the full term of the class of directors in which the vacancy occurred and until his or her successor is elected and qualified.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None

Item 2. PROPERTIES

The Manager operates from its executive offices at 2221 Olympic Boulevard, Walnut Creek, CA 94595 (the “Executive Office”). The lessor is Olympic Blvd. Partners, a California Limited Partnership (“OBP”), of which the Manager is a 50% general partner. The Executive Office is the sole asset of OBP. The Executive Office is subject to a loan with a principal balance of $670,800 as of December 31, 2015 with monthly payments of interest and principal of $4,566 and a balloon payment of $617,013 due on February 28, 2018. The loan is subject to a prepayment penalty equal to 1% of any unscheduled principal payments made in the twelve month period prior to January 31, 2016. The Company does not have separate offices.

As of December 31, 2015, we hold title to twenty-five real estate properties that were acquired through foreclosure including properties held within ten majority- or wholly-owned limited liability companies and one within a wholly-owned corporation (see below). As of December 31, 2015, the total carrying amount of these properties was $153,838,000. Eighteen of the properties are being held for long-term investment and the remaining seven properties are currently being marketed for sale. We also have a 50% ownership interest in a limited liability company accounted for under the equity method that owns property located in Santa Clara, California with a carrying amount of $2,141,000 as of December 31, 2015.

•	The Company’s (or related entities) title to all properties is held as fee simple.

•	There are mortgages or encumbrances to third parties on two of our real estate properties (see below for Tahoe Stateline Venture, LLC (“TSV”) and TOTB Miami, LLC (“TOTB” or “TOTB Miami”)).

•
Of the twenty-five properties held, thirteen of the properties are income-producing. Only minor renovations and repairs to the properties are currently being made or planned (other than continued tenant improvements on real estate held for investment, development of the land held within TSV and Zalanta Resort at the Village, LLC (“Zalanta”), development of the North Building within TOTB North, LLC (“TOTB North”) and improvements to the property within Brannan Island, LLC).

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

For purposes of assessing potential impairment of value during 2015, 2014 and 2013, we obtained updated appraisals or other valuation support on certain of our real estate properties held for sale and investment, which resulted in additional impairment losses on one, one and two properties, respectively, in the aggregate amount of approximately $1,589,000, $179,000 and $666,000, respectively, recorded in the consolidated statements of operations.

Real estate properties held for sale as of December 31, 2015 and 2014 consisted of the following properties acquired through foreclosure:
	December 31, 2015	December 31, 2014
Retail complex, Greeley, Colorado (held within 720 University, LLC) – sold in 2015	$—	$11,547,472
Undeveloped, industrial land, San Jose, California – transferred from held for investment in 2015	1,958,400	—
Light industrial building, Paso Robles, California – transferred from held for investment in 2015 and sold in January 2016	1,460,935	—
Golf course, Auburn, California (held within Lone Star Golf, Inc.) – transferred to held for investment in 2015	—	2,020,410
Medical office condominium complex, Gilbert, Arizona (held within AMFU, LLC)	4,716,487	4,716,159
Commercial buildings, Sacramento, California – sold in 2015	—	3,890,968
169 condominium units and 160 unit unoccupied apartment building under renovation, Miami, Florida (held within TOTB Miami, LLC) – transferred from held for investment in 2015	51,942,602	—
Unimproved, residential and commercial land, Gypsum, Colorado	4,224,000	5,813,434
Commercial and residential land under development, South Lake Tahoe, California (held within Tahoe Stateline Venture, LLC) *	23,094,481	30,449,896
Commercial and residential land under development, South Lake Tahoe, California (held within Zalanta Resort at the Village, LLC) *	12,794,261	—
Retail buildings, San Jose, California – sold in 2015	—	1,056,000
	$100,191,166	$59,494,339
* These two real estate assets had previously been reported as one asset. In the second quarter of 2015, certain parcels owned by TSV were transferred into Zalanta, a new entity that is wholly owned by the Company, to prepare for the second phase retail/condominium project.

Real estate held for investment, net of accumulated depreciation, is comprised of the following properties as of December 31, 2015 and 2014:
	December 31, 2015	December 31, 2014
Light industrial building, Paso Robles, California – transferred to held for sale in 2015	$—	$1,459,063
Commercial buildings, Roseville, California	701,897	731,906
Undeveloped, residential land, Madera County, California – sold in 2015	—	726,580
Undeveloped, residential land, Marysville, California	403,200	403,200
Undeveloped land, Auburn, California (formerly part of golf course owned by DarkHorse Golf Club, LLC)	103,198	103,198
75 improved, residential lots, Auburn, California (held within Baldwin Ranch Subdivision, LLC)	3,878,544	3,878,544
Undeveloped, industrial land, San Jose, California – transferred to held for sale in 2015	—	1,958,400
Storage facility/business, Stockton, California – transferred to held for sale and sold in 2015	—	3,847,884
One and two improved residential lots, West Sacramento, California	58,560	58,560
Undeveloped, residential land, Coolidge, Arizona	1,017,600	1,017,600
Marina with 30 boat slips and 11 RV spaces, Oakley, California (held within The Last Resort and Marina, LLC) – transferred to held for sale and sold in 2015	—	236,500
Golf course, Auburn, California (held within Lone Star Golf, Inc.) – transferred from held for sale in 2015	1,941,245	—
Office condominium complex (15 units), Roseville, California	3,558,386	3,684,203
Industrial building, Sunnyvale, California (held within Wolfe Central, LLC) – transferred to held for sale and sold in 2015	—	3,027,734
133 condominium units, Phoenix, Arizona (held within 54th Street Condos, LLC) – transferred to held for sale and sold in 2015	—	6,933,229
61 condominium units, Lakewood, Washington (held within Phillips Road, LLC)	4,219,657	4,364,743
169 condominium units and 160 unit unoccupied apartment building under renovation, Miami, Florida (held within TOTB Miami, LLC) – transferred to held for sale in 2015	—	34,353,958
1/7th interest in single family home, Lincoln City, Oregon	93,647	93,647
12 condominium and 3 commercial units, Tacoma, Washington (held within Broadway & Commerce, LLC)	2,360,237	2,408,681
6 improved residential lots, Coeur D’Alene, Idaho	316,800	316,800
Retail Complex, South Lake Tahoe, California (held within Tahoe Stateline Venture, LLC)	23,122,714	23,211,896
Marina and yacht club with 179 boat slips, Isleton, California (held within Brannan Island, LLC)	2,600,360	2,220,448
Unimproved, residential and commercial land, Bethel Island, California (held within Sandmound Marina, LLC)	2,334,773	2,334,773
Marina with 52 boat slips and campground, Bethel Island, California (held within Sandmound Marina, LLC)	1,478,727	1,145,919
Assisted living facility, Bensalem, Pennsylvania	5,402,376	5,005,000
Office condominium unit, Oakdale, California – acquired in 2015	55,325	—
	$53,647,246	$103,522,466

We presently have no plans to significantly improve any of our real estate properties, other than the unimproved land held within TSV and Zalanta and the units within the North Building held within TOTB North, which is wholly owned by TOTB Miami.

The only real estate properties with book values in excess of 10% of our total assets or properties still owned as of December 31,  2015 with gross revenue in excess of 10% of our total revenue are the properties located in Miami, Florida (held within TOTB) and the properties located in South Lake Tahoe, California (held within TSV and Zalanta). TOTB is a residential condominium complex and none of the individual leases are for greater than 10% of the rentable square footage of the buildings.

Other operating data related to TOTB is as follows:
	2015	2014	2013
Average Annual Rental per Square Foot (1)	$19.45	$18.07	$17.16
Federal Tax Basis of Depreciable Assets (all Residential Buildings and Improvements) (2)	$14,856,727	$14,856,727	$14,856,727
Depreciation Rate (3)	3.64%	3.64%	3.64%
Depreciation Method (3)	MACRS Straight Line	MACRS Straight Line	MACRS Straight Line
Depreciable Life (3)	27.5 Years	27.5 Years	27.5 Years
Realty Tax Rate (4)	$22.538	$23.057	$23.197
Annual Realty Taxes (5)	$740,924	$694,310	$607,319
(1) 2013 adjusted to reflect changes in total square footage in 2014 from 167,963 to 180,792 (not including the North Building under renovation).
(2) Does not include the North building which is currently under renovation.
(3) Depreciation ceased for book purposes during 2015 as the properties were transferred to held for sale.
(4) Millage rate per $1,000 of Taxable Value.
(5) Including property taxes of the North Building under renovation that are currently being capitalized.

The following table shows information regarding rental rates and lease expirations over the next two years for TOTB and assumes that none of the tenants exercise renewal options or termination rights, if any, at or prior to scheduled expirations:

Year of Lease Expiration December 31,	Number of Leases Expiring Within the Year (2)	Rentable Square Footage Subject to Expiring Leases	Final Annualized Base Rent Under Expiring Leases (1)	Percentage of Gross Annual Rental Represented by Such Leases
2016	147	158,397	$3,187,020	85.7%
2017	1	925	19,200	0.5%
	148	159,322	$3,206,220	86.2%

(1)
“Final Annualized Base Rent” for each lease scheduled to expire represents the cash rental rate of base rents, excluding tenant reimbursements, in the final month prior to expiration multiplied by 12. Tenant reimbursements generally include payment of a portion of real estate taxes, operating expenses and common area maintenance and utility charges.

(2)	As of December 31, 2015, there were 7 vacant units and 14 month-to-month leases (some of which were in the process of being renegotiated).

Other operating data related to the TSV retail complex completed in 2014 is as follows (below does not include the Zalanta retail and residential project and remaining TSV land under development):

	2015	2014		2013 (1)
Average Annual Rental per Square Foot (1)	$50.71	$41.61	$	N/A
Federal Tax Basis of Depreciable Assets (all Commercial Buildings and Improvements)	$17,357,310	$16,946,786	$	N/A
Depreciation Rate	Various	Various		N/A
Depreciation Method	MACRS Straight Line	MACRS Straight Line		N/A
Depreciable Life	5-39 Years	5-39 Years		N/A
Realty Tax Rate (2)	1.0907%	1.0667%		N/A
Annual Realty Taxes	$186,943	$129,459	$	N/A
(1) Property was acquired via purchases and foreclosures in 2012 and 2013 and development of the retail phase was completed in the 4th quarter of 2014. Thus, this data is not applicable in 2013.
(2) Millage rate per Taxable Value.

The following table shows information regarding rental rates and lease expirations over the next ten years for TSV and assumes that none of the tenants exercise renewal options or termination rights, if any, at or prior to scheduled expirations:
Year of Lease Expiration December 31,	Number of Leases Expiring Within the Year	Rentable Square Footage Subject to Expiring Leases	Final Annualized Base Rent Under Expiring Leases (1)	Percentage of Gross Annual Rental Represented by Such Leases
2019	5	11,497	$789,458	54.9%
2020	3	2,646	181,691	12.6%
2021	1	1,989	128,391	8.9%
2024	2	5,777	339,595	23.6%
	11	21,909	$1,439,135	100.0%

(1)
“Final Annualized Base Rent” for each lease scheduled to expire represents the cash rental rate of base rents, excluding tenant reimbursements, in the final month prior to expiration multiplied by 12. Tenant reimbursements generally include payment of a portion of real estate taxes, operating expenses and common area maintenance and utility charges.

The following table presents occupancy data of our leased real estate properties held for investment as of December 31, 2015, 2014, 2013, 2012 and 2011 (where applicable):

		Occupancy % (1)
Property Description/Location	Year Foreclosed	2015	2014	2013	2012	2011
Light industrial building, Paso Robles, California (sold in January 2016)	1997	89.1%	67.4%	60.1%	58.7%	58.7%
Commercial buildings, Roseville, California	2001	100.0%	81.2%	88.6%	100.0%	81.2%
Office condominium complex (15 units), Roseville, California	2008	62.9%	70.5%	45.3%	58.9%	49.2%
Medical office condominium complex, Gilbert, Arizona	2010	48.3%	43.1%	43.1%	40.4%	39.9%
60 condominium units, Lakewood, Washington	2010	95.9%	97.9%	97.1%	95.1%	95.8%
169 condominium units, Miami, Florida (TOTB Miami, LLC) (2)	2011	95.8%	95.2%	99.5%	97.5%	99.5%
12 condominium and 3 commercial units, Tacoma, Washington	2011	80.4%	75.8%	37.9%	61.9%	54.3%
Retail complex, South Lake Tahoe, California	2013	95.5%	75.0%	N/A	N/A	N/A
Industrial building/land, Santa Clara, California (1850 De La Cruz, LLC)	2005	100.0%	100.0%	100.0%	100.0%	100.0%
Notes:
(1) Calculated by dividing net rentable square feet included in leases signed on or before December 31, 2015 at the property by the aggregate net rentable square feet of the property.
(2) We also own a 160 unit apartment building in the same complex as these condominium units in Miami, Florida. The apartment building owned directly by TOTB North is currently under renovation and, thus, no occupancy statistics are presented.

As of December 31, 2015, virtually all of our leases on residential rental properties are either month-to-month leases or will expire in 2016. These leases currently represent approximately $4,466,000 in annual rental revenue to the Company.

The following table shows information regarding rental rates and lease expirations over the next ten years and thereafter for our commercial and industrial rental properties at December 31, 2015 and assumes that none of the tenants exercise renewal options or termination rights, if any, at or prior to scheduled expirations. Seven of our twenty-nine commercial leases and virtually all of our residential leases are set to expire during 2016. We expect that new leases will be signed with existing or new tenants for the majority of these spaces and at rental rates that are at market and are at or above expiring rental amounts.
Year of Lease Expiration December 31,	Number of Leases Expiring Within the Year	Rentable Square Footage Subject to Expiring Leases	Final Annualized Base Rent Under Expiring Leases (1)
2016	7	28,590	$431,420
2017	4	9,397	119,494
2018	6	57,531	457,039
2019	5	11,497	789,458
2020	4	6,264	250,360
2021	2	4,800	180,624
2022	—	—	—
2023	—	—	—
2024	1	5,777	339,595
2025	—	—	—
2026 and thereafter	—	—	—
	29	123,856	$2,567,990

(1)
“Final Annualized Base Rent” for each lease scheduled to expire represents the cash rental rate of base rents, excluding tenant reimbursements, in the final month prior to expiration multiplied by 12. Tenant reimbursements generally include payment of a portion of real estate taxes, operating expenses and common area maintenance and utility charges.

At December 31, 2015, our properties were leased to tenants that are engaged in a variety of businesses. The following table sets forth information regarding leases with the nine tenants with the largest amounts leased based upon Annualized Base Rent as of December 31, 2015:
	Leased Square Feet	Annualized Base Rent (1)	Expiration Date	Renewal Options
Tenant Name
CIGNA Health Care of AZ (AMFU)	14,746	$265,428	9/30/2016	1-5 yr. Option
JKB Financial (Roseville, CA office)	5,954	92,882	2/28/2018	None
Arizona Skin and Laser (AMFU)	5,248	77,985	5/31/2018	None
Avis Rent A Car (1850 De La Cruz) (2) (3)	40,000	169,926	7/15/2018	2-5 yr. Options
Up Shirt Creek (TSV) (3)	4,689	294,567	9/30/2019	2-5 yr. Options
Powder House (TSV) (3)	5,778	364,014	9/30/2019	2-5 yr. Options
Meadow Farms Country Smokehouse (TSV)	1,086	65,160	6/30/2020	2-3 yr. Options
Bakers Three California (TSV) (4)	1,989	111,472	2/28/2021	1-5 yr. Option
McP’s Pub Tahoe (Tahoe Stateline Venture)	5,777	279,507	10/31/2024	2-5 yr. Options

(1)  Annualized Base Rent represents the current monthly Base Rent, excluding tenant reimbursements, for each lease in effect at December 31, 2015 multiplied by 12. Tenant reimbursements generally include payment of a portion of real estate taxes, operating expenses and common area maintenance and utility charges.

(2) Amount of annualized base rent reported reflects ORM’s 50% membership interest in 1850 De La Cruz, LLC.

(3) There are two leases for two separate and distinct parcels/units to these tenants with the same terms (leased square feet and annualized base rent combined).

(4) Rent commenced on February 15, 2016.

Item 3. LEGAL PROCEEDINGS

In the normal course of business, we may become involved in various types of legal proceedings such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc., to enforce the provisions of the deeds of trust, collect the debt owed under the promissory notes, or to protect, or recoup its investment from the real property secured by the deeds of trust.  None of these actions would typically be of any material importance.  As of December 31, 2015, we are not involved in any legal proceedings other than those that would be considered part of the normal course of business.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Our Common Stock is listed on the NYSE MKT under the ticker symbol “ORM”. The following table sets forth, for each of the indicated quarterly periods, the high and low sales prices for our Common Stock, as reported on the NYSE MKT.
	Sales Price
	High	Low
2014
First Quarter	$15.28	$12.40
Second Quarter	$19.85	$14.88
Third Quarter	$19.40	$14.25
Fourth Quarter	$15.45	$13.96
2015
First Quarter	$15.00	$12.46
Second Quarter	$15.02	$12.98
Third Quarter	$15.25	$13.40
Fourth Quarter	$14.23	$13.15

The closing sale price for our Common Stock, as reported on the NYSE MKT on March 9, 2016 was $14.97 per share.

Holders

As of March 9, 2016, we had 10,247,477 shares of our Common Stock outstanding held by approximately 701 record holders. The number of record holders does not necessarily bear any relationship to the number of beneficial owners of our Common Stock.

Dividends

We have elected to be taxed as a REIT for federal income tax purposes and, as such, anticipate that we will distribute annually at least 90% of our REIT taxable income, excluding net capital gains. Through the calendar year ended December 31, 2015, we have paid dividends quarterly (monthly during 2013) and made distributions of approximately $4,344,000 and $2,907,000 during 2015 and 2014, respectively (including amounts accrued as of December 31, 2015 and 2014).  In addition, we paid approximately $1,314,000 in dividends to shareholders in 2015 in the form of income taxes on capital gains.

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

The following table sets forth the dividends declared and paid per share of Common Stock during 2015 and 2014:

	2015	2014
Dividends Declared:
First Quarter	$0.07	$0.05
Second Quarter	$0.18	$0.05
Third Quarter	$0.08	$0.05
Fourth Quarter	$0.08	$0.12

Securities Authorized for Issuance under Equity Compensation Plans

None

Performance Graph

The following graph is a comparison of the cumulative total stockholder return on shares of the Company's Common Stock, the Russell 2000 Index, and the SNL U.S. Finance REIT Index, a published industry index, from July 1, 2013 (the day we commenced trading on the NYSE MKT) to December 31, 2015. The graph assumes that $100 was invested on July 1, 2013 in our Common Stock, the Russell 2000 Index and the SNL U.S. Finance REIT and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of the Company’s shares will continue in line with the same or similar trends depicted in the graph below. The information included in the graph and table below was obtained from SNL Financial LC, Charlottesville, VA ©2015.

		Period Ended
Index	07/01/13	12/31/13	06/30/14	12/31/14	06/30/15	12/31/15
Owens Realty Mortgage, Inc.	100.00	142.94	230.75	175.80	183.39	165.92
Russell 2000	100.00	118.32	122.09	124.11	130.01	118.63
SNL U.S. Finance REIT	100.00	99.13	114.68	113.52	108.85	104.10

In accordance with SEC rules, this section entitled "Performance Graph" shall not be incorporated by reference into any of our future filings under the Securities Act or the Exchange Act except to the extent that we specifically incorporate such disclosure by reference in any such filings, and shall not be deemed to be “soliciting material” or to be “filed” under the Securities Act or the Exchange Act.

Recent Sales of Unregistered Securities

None

Repurchases of Common Stock

As is discussed in further detail in our consolidated financial statements under “Note 9 – Stockholders’ Equity” in Item 8 of this Annual Report , on January 15, 2016, the Company announced a new repurchase plan (the “2016 Repurchase Plan”), which will permit us to purchase up to $7.5 million of our Common Stock. This plan will not commence until April 2016 and expires in March 2017.

The following table summarizes information about the Company’s repurchases of its shares of Common Stock pursuant to the Repurchase Plan announced in May 2015 (the “2015 Repurchase Plan”), based on the settlement date, during the quarter ended December 31, 2015:

Issuer Repurchase of Equity Securitiesi

Period	Total Number of Shares Purchasedii	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31	66,528	$ 14.10	66,528	Dollar amount: $1,309,238
November 1 through November 30	73,250	$ 14.04	73,250	Dollar amount: $280,915
December 1 through December 31	20,483	$ 13.86	20,483	Dollar amount: $0
Total	160,261	$ 14.04	160,549

i On May 27, 2015, our Board of Directors publicly announced the 2015 Repurchase Plan that permitted the Company to buy up to $7.5 million of its Common Stock pursuant to such plan. Purchases began in July 2015 and the Plan was to expire in April 2016, but the limits of the plan were met in December 2015 and the Company will not make any further purchase pursuant to the 2015 Repurchase Plan.

ii In connection with the 2015 Repurchase Plan, the Company has entered into agreements pursuant to SEC Rule 10b5-1 authorizing a third-party broker to purchase shares on the Company’s behalf from time to time, including without limitation during normal blackout periods, in accordance with trading instructions included in such agreements.

Item 6. SELECTED FINANCIAL DATA

The following tables present selected historical consolidated financial information and should be read in conjunction with the more detailed information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our historical consolidated financial statements, including the related notes, included elsewhere in this Annual Report. Prior period amounts have been reclassified to conform to current period presentation.

	As of and For the Years Ended December 31,
	2015	2014	2013	2012	2011
Operating Data:
Interest income	$8,277,004	$5,382,019	$3,020,884	$2,567,583	$5,340,638
Rental income	12,791,096	12,268,214	11,223,260	13,237,664	12,575,756
Other revenues	175,451	170,018	165,211	161,031	178,067
Total revenue	21,243,551	17,820,251	14,409,355	15,966,278	18,094,461
Real estate operating expenses	8,510,110	8,158,038	8,150,944	10,235,444	10,518,800
Depreciation and amortization	2,052,181	2,255,577	2,485,587	2,292,537	3,133,823
Management fees	2,051,134	1,726,945	1,664,076	1,760,589	2,312,377
Interest expense	1,938,113	1,161,822	513,750	523,579	530,063
(Reversal of) provision for loan losses	(1,026,909)	(1,869,733)	(7,822,112)	(124,000)	9,074,121
Impairment losses on real estate properties	1,589,434	179,040	666,240	4,873,266	15,022,659
Other expenses	1,618,266	1,821,601	1,828,484	1,685,938	1,143,954
Total expenses	16,732,329	13,433,290	7,486,969	21,247,353	41,735,797
Operating income (loss)	4,511,222	4,386,961	6,922,386	(5,281,075)	(23,641,336)
Gain on sales of real estate, net	21,818,553	3,243,359	2,942,861	4,111,841	26,283
Gain on foreclosure of loans	—	464,754	952,357	—	—
Net income (loss) before income taxes	26,329,775	8,095,074	10,817,604	(1,169,234)	(23,615,053)
Income tax expense	93,335	—	—	—	—
Net income (loss)	26,236,440	8,095,074	10,817,604	(1,169,234)	(23,615,053)
Net income attributable to non-controlling interests	(2,667,324)	(165,445)	(2,084,707)	(510,586)	(1,129,202)
Net income (loss) attributable to common stockholders	$23,569,116	$7,929,629	$8,732,897	$(1,679,820)	$(24,744,255)
Earnings (loss) per common share (basic and diluted)	$2.22	$0.74	$0.78	$(0.15)	$(2.21)
Dividends declared per common share	$0.41	$0.27	$0.25	$0.17	$1.19

Balance Sheet Data:
Loans, net	$104,901,361	$65,164,156	$54,057,205	$45,844,365	$44,879,979
Real estate held for sale	100,191,166	59,494,339	5,890,131	56,173,094	13,970,673
Real estate held for investment	53,647,246	103,522,466	129,425,833	71,600,255	131,620,987
Other assets	13,912,666	13,742,960	17,268,412	34,149,176	23,399,422
Total assets	272,652,439	241,923,921	206,641,581	207,766,890	213,871,061
Total indebtedness	67,032,538	49,019,549	13,917,585	13,384,902	10,242,431
Total liabilities	73,143,592	53,177,310	20,415,275	20,257,659	15,305,274
Non-controlling interests	4,528,849	4,174,753	6,351,896	8,049,300	17,519,828
Total equity	199,508,847	188,746,611	186,226,306	187,509,231	198,565,787
Book value per share	$19.03	$17.14	$16.66	$16.03	$16.17

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

On May 20, 2013, OMIF merged with and into the Company with the Company as the surviving corporation, succeeding to and continuing the business and operations of OMIF. The Company now, by virtue of the Merger, directly or indirectly owns all of the assets and business formerly owned by OMIF. The Company is a deemed successor issuer to OMIF pursuant to Rule 12g-3(a) under the Exchange Act, and on July 1, 2013, the Company’s Common Stock was listed on the NYSE MKT exchange. For accounting purposes, the Merger has been treated as a transfer of assets and exchange of shares between entities under common control. The accounting basis used to initially record the assets and liabilities in the Company is the carryover basis of OMIF. OMIF was a California Limited Partnership registered with the SEC that was formed in 1983 for the purposes of funding and servicing short-term commercial real estate loans.

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

Between 2008 and 2013, we experienced increased delinquent loans and foreclosures which created substantial losses. As a result, we own significantly more real estate than in the past, which has reduced cash flow and net income. As of December 31, 2015, approximately 8% of our loans were impaired and/or past maturity, down from 34% as of December 31, 2014. As of December 31, 2015, we owned approximately $154 million of real estate held for sale or investment, which is approximately 56% of total assets, a decrease of $9.2 million or 6% of total assets as compared to December 31, 2014. During 2015, we sold eight real estate properties for aggregate net sales proceeds of $53,252,000 (including note receivable of $4,650,000) and gains totaling $21,666,000. We also recognized an additional $153,000 in deferred gain under the installment method due to the final repayment received on a carryback loan from the sale of a real estate property in 2012. We will continue to attempt to sell certain of our properties but may need to sell them for losses or wait until market values fully recover. In addition, under the REIT tax rules, we may be subject to a “prohibited transaction” penalty tax on tax gains from the sale of our properties in certain circumstances. In addition, we are also limited in the number and dollar amount of properties we can sell in a given year under the REIT tax rules.

Although currently management believes that only one of our delinquent loans will result in loss to the Company (and has caused the Company to record a specific allowance for loan losses on such loan), real estate values could decrease further. Management continues to perform frequent evaluations of collateral values for our loans using internal and external sources, including the use of updated independent appraisals.  As a result of these evaluations, the allowance for loan losses and our investments in real estate could increase or decrease in the near term, and such changes could be material.

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

Current Market Conditions, Risks and Recent Trends

From 2013 through 2015, the global capital and credit markets continued to slowly recover from the economic downturn which began in 2007. Real estate markets also continued to recover, slowly on a national basis and more significantly in major metropolitan areas, and we expect this trend to continue through 2016 and beyond. Accordingly, as our real estate assets are carried at the lower of carrying value or fair value less costs to sell, it is possible that we have substantial imbedded gains in certain of our real estate properties held for sale and investment that are not reflected in our financial statements or in the value of our stock. However, despite these improvements, the overall market recovery remains uncertain. Should the economy regress, the commercial real estate sector may experience additional losses and operating challenges.

Critical Accounting Policies

In preparing the consolidated financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet dates and revenues and expenses for the reporting periods. Such estimates relate principally to the determination of (1) the allowance for loan losses including the accrued interest and advances that are estimated to be unrecoverable based on estimates of amounts to be collected plus estimates of the fair value of the property as collateral; (2) the valuation of real estate held for sale and investment (at acquisition and subsequently); and (3) the estimate of environmental remediation liabilities.  At December 31, 2015, we owned twenty-five real estate properties, including properties held within ten majority- or wholly-owned limited liability companies and one within a wholly-owned corporation. The limited liability company not wholly owned is held as follows: an 80.74% ownership interest in a limited liability company that owns property located in Miami, Florida (OFG holds the remaining ownership interests). We also have a 50% ownership interest in a limited liability company accounted for under the equity method that owns property located in Santa Clara, California (a third party holds the remaining ownership interest).

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

Significant Developments During 2015

Loan Activity – We originated 38 new loans totaling $84,099,000 (when fully funded) with a weighted average interest rate of 7.87%.  We received full or partial repayment on 20 loans in the total amount of $35,119,000 with a weighted average interest rate of 8.72%.  We recorded reversal of loan loss allowances on two impaired loans totaling $1,904,000 and recorded an increase in the general allowance for loan losses of $877,000, resulting in a net reversal of $1,027,000.

Real Estate Property Sales – We sold eight real estate properties for aggregate net sales proceeds of $53,252,000 (including note receivable of $4,650,000) and gains totaling $21,666,000. The sale of one property resulted in the repayment of a note payable in the amount of $9,771,000.

Real Estate Construction Projects – We continued the construction/renovation project on the vacant apartment building owned by TOTB  North and incurred approximately $18,037,000 in capitalized costs. This project is expected to be completed during the first quarter of 2016. In addition, we commenced the construction of the second phase retail/condominium project now owned by Zalanta during the third quarter of 2015 and incurred approximately $5,245,000 in capitalized costs. This project is expected to be completed during the first quarter of 2017.

Financing Activities – We amended the credit and related agreements (the “CB&T Credit Facility”) with California Bank & Trust (“CB&T”) to increase the maximum potential borrowings from $20,000,000 up to $30,000,000 and to add First Bank as an additional lender.

Stock Repurchase Plan – Werepurchased 520,524 shares of our Common Stock under the 2015 Repurchase Plan for a total cost of $7,503,000 (including commissions) and an average cost of $14.41 per share, and will make no further repurchases pursuant to that plan.  In December 2015, our Board approved the 2016 Repurchase Plan which permits us to purchase up to $7,500,000 of our Common Stock. This plan commences in April 2016 and expires in March 2017.

Subsequent Events – The following events have occurred during the first quarter of 2016 and are discussed in further detail in our consolidated financial statements under “Note 16 – Subsequent Events” in Item 8 of this Annual Report:

•
We sold one industrial building complex located in Paso Robles, California and one building in an office complex located in Roseville, California for total net sales proceeds of $6,479,000 and gains totaling $4,839,000.

•
We executed an amendment to the CB&T Credit Facility to increase the current maximum commitment of the lenders form $30,000,000 to $50,000,000 and to extend the maturity date for borrowings under the facility to March 1, 2018. The amendment also permits the maximum commitment of the lenders, including such additional lenders as may be added by the parties, to be increased up to $75,000,000 if requested by the Company and approved by the lenders.

Comparison of Results of Operations for Years Ended 2015 and 2014

The following table sets forth our results of operations for the years ended December 31, 2015 and 2014:

	Year Ended December 31,		Increase/(Decrease)
	2015	2014	Amount	Percent
Revenues:
Interest income on loans	$8,277,004	$5,382,019	$2,894,985	54%
Rental and other income from real estate properties	12,791,096	12,268,214	522,882	4%
Income from investment in limited liability company	175,451	169,999	5,452	3%
Other income	—	19	(19)	nm
Total revenues	21,243,551	17,820,251	3,423,300	19%
Expenses:
Management fees to Manager	2,051,134	1,726,945	324,189	19%
Servicing fees to Manager	186,467	156,995	29,472	19%
General and administrative expense	1,278,994	1,661,210	(382,216)	(23)%
Rental and other expenses on real estate properties	8,510,110	8,158,038	352,072	4%
Depreciation and amortization	2,052,181	2,255,577	(203,396)	(9)%
Interest expense	1,938,113	1,161,822	776,291	67%
Bad debt expense from uncollectible rent	152,805	3,396	149,409	nm
Recovery of loan losses	(1,026,909)	(1,869,733)	842,824	(45)%
Impairment losses on real estate properties	1,589,434	179,040	1,410,394	nm
Total expenses	16,732,329	13,433,290	3,299,039	25%
Operating income	4,511,222	4,386,961	124,261	3%
Gain on sales of real estate, net	21,818,553	3,243,359	18,575,194	nm
Gain on foreclosure of loans	—	464,754	(464,754)	(100)%
Net income before income taxes	26,329,775	8,095,074	18,234,701	nm
Income tax expense	93,335	—	93,335	100%
Net income	26,236,440	8,095,074	18,141,366	nm
Net income attributable to noncontrolling interests	(2,667,324)	(165,445)	(2,501,879)	nm
Net income attributable to common stockholders	$23,569,116	$7,929,629	$15,639,487	197%
nm – not meaningful

Revenues

Interest income on loans increased $2,895,000 (54% increase) to $8,277,000 for the year ended December 31, 2015, as compared to $5,382,000 for the year ended December 31, 2014. The increase was primarily due to the accretion of the remaining $512,000 discount on an impaired loan as the loan was repaid prior to maturity in the first quarter of 2015, the collection of past due interest related to an impaired loan that we foreclosed on during 2014 of approximately $1,723,000 (as compared to $517,000 that was collected during 2014) and an increase in the average balance of performing loans between 2014 and 2015 of approximately $32,234,000 (96)%.

Rental and other income from real estate properties increased $523,000 (4% increase) to $12,791,000 for the year ended December 31, 2015, as compared to $12,268,000 for the year ended December 31, 2014, primarily due to rental income from a real estate property obtained via foreclosure in December 2014, increased rental rates and/or occupancy on certain of our properties during 2014 and 2015 and increased income from the TSV retail property that was completed and partially occupied during the fourth quarter of 2014, net of the reduction in rental income following the sale of four operating properties during 2015.

Expenses

Management fees amounted to approximately $2,051,000 and $1,727,000 for the years ended December 31, 2015 and 2014, respectively. Servicing fees amounted to approximately $186,000 and $157,000 for the years ended December 31, 2015 and 2014, respectively.

The maximum management and servicing fees were paid to the Manager during years ended December 31, 2015 and 2014. The maximum management fee permitted under the Company’s charter is 2.75% per year of the average unpaid balance of loans. For the years 2015, 2014, 2013, 2012 and 2011, the management fees were 2.75%, 2.75%, 2.74%, 2.67% and 2.19% of the average unpaid balance of loans, respectively.

In determining whether to take the maximum management fees permitted, the Manager may consider a number of factors, including current market yields, delinquency experience, un-invested cash and real estate activities. During 2015 and 2014, the Manager chose to take the maximum compensation that it is able to take pursuant to the charter and will likely continue to take the maximum compensation for the foreseeable future.

General and administrative expense decreased $382,000 (23% decrease) during the year ended December 31, 2015, as compared to 2014, due primarily to lower legal, appraisal, consulting and insurance expenses during 2015 as compared to 2014.

Rental and other expenses on real estate properties increased $352,000 (4% increase) during the year ended December 31, 2015, as compared to 2014, primarily due to expenses incurred on the assisted living facility located in Bensalem, Pennsylvania that was obtained via foreclosure in December 2014 and the completion of the retail complex owned by TSV during the fourth quarter of 2014, and, thus, there was a full year of operating expenses for these properties during 2015. A significant portion of the TSV expenses were charged to tenants as common area maintenance (“CAM”) reimbursements and reflected in the increase in revenue for the property during the period. These increased expenses were partially offset by a decrease in expenses as a result of the sale of eight properties during 2015.

Depreciation and amortization expense decreased $203,000 (9% decrease) during the year ended December 31, 2015, as compared to 2014, primarily due to the sale of five depreciable properties during 2015.

Interest expense increased $776,000 (67% increase) during the year ended December 31, 2015 as compared to 2014, due to interest incurred on our lines of credit, the loans payable within TOTB and TSV and the amortization of deferred financing costs to interest expense from these debt instruments during the year ended December 31, 2015. All of these debt facilities, other than the CB&T Credit Facility and the Company’s Credit Facility with Opus Bank (the “Opus Credit Facility”), began to incur interest expense subsequent to the third quarter of 2014.

The reversal of the provision for loan losses of $1,027,000 during the year ended December 31, 2015 was the result of an analysis performed on the loan portfolio. The general loan loss allowance increased  $877,000 during the year ended December 31, 2015 due to an increase in the balance of performing loans during the year (net of payoffs). There was also an increase in the balance of both land and residential loans which have a higher historical loss factor for purposes of the general allowance calculation. The specific loan loss allowance decreased $1,904,000 during the year ended December 31, 2015, because new appraisals obtained during 2015 on two impaired loans reflected increased values of the underlying collateral, thus, resulting in a decrease in the specific allowance on these loans.

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

The impairment losses on real estate properties of $1,589,000 and $179,000, respectively, during the years ended December 31, 2015 and 2014 were the result of updated appraisals or other valuation information obtained on certain of our real estate properties during those years.

Gain on Sales of Real Estate

Gain on sales of real estate (excluding gain attributable to a noncontrolling interest in 2015) increased $18,575,000 during the year ended December 31, 2015, as compared to 2014. The increase during the year ended December 31, 2015 was a result of the sale of eight real estate properties during 2015, resulting in gains totaling $21,666,000 (see further detail under “Real Estate Properties Held for Sale and Investment” below). We also recognized $153,000 of deferred gain under the installment method related to the sale of the condominiums located in Santa Barbara, California in 2012 due to the remaining repayment of the carry back loan during the first quarter of 2015. The gain from the sale of one of these properties was offset by net income attributable to a noncontrolling interest of approximately $2,479,000, as a portion of the gain on sale of the property held within 720 University, LLC was attributable to the noncontrolling interest.  During 2014, we sold two parcels of land and recognized deferred gains under the installment method in the total amount of $3,242,000.

Net Income Attributable to Non-Controlling Interests

Net income attributable to non-controlling interests increased $2,502,000 during the year ended December 31, 2015, as compared to 2014, due primarily to the sale of the shopping center owned by 720 University during 2015 as a portion of the gain on sale of approximately $2,479,000 was attributable to our joint venture partner in 720 University.

Comparison of Results of Operations for Years Ended 2014 and 2013

The following table sets forth our results of operations for the years ended December 31, 2014 and 2013:

	Year Ended December 31,		Increase/(Decrease)
	2014	2013	Amount	Percent
Revenues:
Interest income on loans	$5,382,019	$3,020,884	$2,361,135	78%
Rental and other income from real estate properties	12,268,214	11,223,260	1,044,954	9%
Income from investment in limited liability company	169,999	160,805	9,194	6%
Other income	19	4,406	(4,387)	nm
Total revenues	17,820,251	14,409,355	3,410,896	24%
Expenses:
Management fees to Manager	1,726,945	1,664,076	62,869	4%
Servicing fees to Manager	156,995	151,643	5,352	4%
General and administrative expense	1,661,210	1,657,467	3,743	nm
Rental and other expenses on real estate properties	8,158,038	8,150,944	7,094	nm
Depreciation and amortization	2,255,577	2,485,587	(230,010)	(9)%
Interest expense	1,161,822	513,750	648,072	126%
Bad debt expense from uncollectible rent	3,396	19,374	(15,978)	(82)%
Provision for (recovery of) loan losses	(1,869,733)	(7,822,112)	5,952,379	(76)%
Impairment losses on real estate properties	179,040	666,240	(487,200)	(73)%
Total expenses	13,433,290	7,486,969	5,946,321	79%
Operating income	4,386,961	6,922,386	(2,535,425)	(37)%
Gain on sales of real estate, net	3,243,359	2,942,861	300,498	10%
Gain on foreclosure of loans	464,754	952,357	(487,603)	(51)%
Net income	8,095,074	10,817,604	(2,722,530)	(25)%
Net income attributable to noncontrolling interests	(165,445)	(2,084,707)	1,919,262	(92)%
Net income attributable to common stockholders	$7,929,629	$8,732,897	$(803,268)	(9)%
nm – not meaningful

Revenues

Interest income on loans increased $2,361,000 (78% increase) to $5,382,000 for the year ended December 31, 2014, as compared to $3,021,000 for the year ended December 31, 2013. The increase was primarily due to an increase in the average balance of performing loans of approximately 29% and an increase in interest income collected on delinquent/impaired loans of approximately $1,470,000 during the year ended December 31, 2014, as compared to 2013.

Rental and other income from real estate properties increased $1,045,000 (9% increase) to $12,268,000 for the year ended December 31, 2014, as compared to $11,223,000 for the year ended December 31, 2013, primarily due to increased rental rates and/or occupancy on certain of our properties during the latter part of 2013 and 2014 and increased income from properties obtained via foreclosure in 2013 and 2014, net of reduced revenue as a result of the sale of three operating properties during 2013.

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

Depreciation and amortization expense decreased $230,000 (9% decrease) during the year ended December 31, 2014, as compared to 2013, primarily due to recording catch-up depreciation on the property held within TOTB Miami in June 2013 when the property was transferred from “Held for sale” to “Held for investment” resulting in a decrease in depreciation of $299,000 during 2014 and a decrease in depreciation of $102,000 on the property within 720 University as depreciation was discontinued during the fourth quarter of 2014 when the property was transferred to “Held for sale”. This decrease was partially offset by an increase in depreciation recorded of approximately $178,000 as a result of two new properties obtained via foreclosure during 2014 and depreciation commencing on the retail property held within TSV during the fourth quarter of 2014.

Interest expense increased $648,000 (126% increase) during the year ended December 31, 2014 as compared to 2013, due to interest incurred on our new lines of credit, one new loan payable within TOTB and one new loan payable within TSV and the amortization of deferred financing costs on the lines of credit and new loans payable to interest expense during the year ended December 31, 2014.

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

Financial Condition

December 31, 2015 and 2014

Loan Portfolio

Our portfolio of loan investments increased from 34 as of December 31, 2014 to 56 as of December 31, 2015, and the average loan balance decreased from $2,001,000 as of December 31, 2014 to $1,906,000 as of December 31, 2015.

As of December 31, 2015 and 2014, we had three and six impaired loans, respectively, totaling approximately $8,694,000 (8.1%) and $22,316,000 (32.8%), respectively. This included two matured loans totaling $8,452,000 and $8,614,000, respectively. In addition, one loan of approximately $862,000 (1.3%) was past maturity but less than ninety days delinquent in monthly payments as of December 31, 2014 (combined total of $8,694,000 (8.1%) and $23,178,000 (34.1%), respectively, that are past maturity and impaired). Of the impaired and past maturity loans, none were in the process of foreclosure and none involved loans to borrowers who were in bankruptcy.  We foreclosed on no loans during the year ended December 31, 2015. We foreclosed on three and six loans during the years ended December 31, 2014 and 2013, respectively, with aggregate principal balances totaling approximately $7,671,000 and $26,187,000, respectively, and obtained the properties via the trustee’s sales.

Of the $22,316,000 in loans that were impaired as of December 31, 2014, $8,868,000 remained impaired as of December 31, 2015 (balance now $8,694,000) and $13,448,000 of such loans were paid off by the borrowers during 2015.

As of December 31, 2015 and 2014, approximately $106,502,000 (99.8%) and $67,780,000 (99.6%) of our loans are interest-only and/or require the borrower to make a “balloon payment” on the principal amount upon maturity of the loan. To the extent that a borrower has an obligation to pay loan principal in a large lump sum payment, its ability to satisfy this obligation may be dependent upon its ability to sell the property, obtain suitable refinancing or otherwise raise a substantial cash amount. As a result, these loans involve a higher risk of default than fully amortizing loans. Borrowers occasionally are not able to pay the full amount due at the maturity date.  We may allow these borrowers to continue making the regularly scheduled monthly payments for certain periods of time to assist the borrower in meeting the balloon payment obligation without formally filing a notice of default.  These loans for which the principal and any accrued interest is due and payable, but the borrower has failed to make such payment of principal and/or accrued interest are referred to as “past maturity loans”. As of December 31, 2015 and 2014, we had two and three past maturity loans totaling approximately $8,452,000 and $9,476,000, respectively.

There were no loans modified as troubled debt restructurings during the year ended December 31, 2015.

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

During the year ended December 31, 2013, the terms of two impaired loans were modified as troubled debt restructurings. One such impaired loan was modified to combine all principal, delinquent interest and advances into principal and provide for amortizing payments at a reduced interest rate over an extended maturity of 15 years. The other impaired loan was rewritten by the Company during the year whereby we repaid the first deed of trust on the subject property of approximately $5,899,000 and refinanced its second deed of trust by combining them into one first deed of trust in the amount of $9,625,000 with interest at 10% per annum due in five years. As part of the modification, approximately $659,000 of past due interest on our original note was paid from the proceeds of the rewritten loan, which was recorded as a discount against the principal balance of the new loan because the loan was impaired (net principal balance of $8,966,000). In addition, we loaned the borrower an additional $2,500,000 to fund certain improvements to the property (aggregate principal balance of $11,466,000). The $9,625,000 and $2,500,000 loans were repaid in full during 2015.

As of December 31, 2015 and 2014, we held the following types of loan investments:
	December 31, 2015	December 31, 2014
By Property Type:
Commercial	$76,800,297	$52,531,537
Residential	24,675,867	13,491,906
Land	5,267,643	2,010,068
	$106,743,807	$68,033,511
By Position:
Senior loans	$103,716,010	$65,533,511
Junior loans*	3,027,797	2,500,000
	$106,743,807	$68,033,511
* The junior loan in our portfolio at December 31, 2014 was junior to an existing senior loan held by us and was secured by the same collateral. This loan was paid off during 2015.

The types of property securing our commercial real estate loans are as follows as of December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
Commercial Real Estate Loans:
Retail	$9,206,415	$7,591,592
Office	28,210,997	25,742,246
Apartment	13,094,806	9,622,580
Industrial	3,483,318	3,080,000
Marina	3,500,000	3,200,000
Church	1,175,000	1,175,000
Restaurant	400,000	1,058,567
Golf course	1,145,000	1,061,552
Hotel	7,985,000	—
Storage	7,652,116	—
Assisted care	947,645	—
	$76,800,297	$52,531,537

Scheduled maturities of loan investments as of December 31, 2015 and the interest rate sensitivity of such loans are as follows:
	Fixed Interest Rate	Variable Interest Rate	Total
Year ending December 31:
2015 (past maturity)	$8,452,253	$—	$8,452,253
2016	34,450,221	1,450,000	35,900,221
2017	38,044,505	9,244,631	47,289,136
2018	11,627,645	3,232,998	14,860,643
2019	—	—	—
2020	—	—	—
Thereafter (through 2028)	241,554	—	241,554
	$92,816,178	$13,927,629	$106,743,807

Currently, variable rate loans use as indices the three-month or six-month LIBOR rates (0.61% and 0.85%, respectively, at December 31, 2015) or include terms whereby the interest rate is increased at a later date. Premiums over these indices have varied from 6.5% to 9.0% and may be higher or lower depending upon market conditions at the time the loan is made.

The following is a schedule by geographic location of loan investments as of December 31, 2015 and 2014:

	December 31, 2015 Balance	Portfolio Percentage	December 31, 2014 Balance	Portfolio Percentage
Arizona	$10,103,722	9.47%	$8,788,098	12.92%
California	82,406,162	77.20%	54,685,345	80.38%
Hawaii	1,450,000	1.36%	1,450,000	2.13%
Michigan	6,335,000	5.93%	—	0.00%
Nevada	6,298,923	5.90%	—	0.00%
Oregon	150,000	0.14%	1,250,000	1.84%
Washington	—	0.00%	1,860,068	2.73%
	$106,743,807	100.00%	$68,033,511	100.00%

As of December 31, 2015 and 2014, our loans secured by real property collateral located in Northern California totaled approximately 71% ($75,971,000) and 78% ($53,073,000), respectively, of the loan portfolio. The Northern California region (which includes Monterey, Fresno, Kings, Tulare and Inyo counties and all counties north) is a large geographic area which has a diversified economic base. The ability of borrowers to repay loans is influenced by the economic strength of the region and the impact of prevailing market conditions on the value of real estate.

Our investment in loans increased by $38,710,000 (57%) during the year ended December 31, 2015 as a result of new loan originations during the year, net of loan payoffs.

The allowance for loan losses decreased by approximately $1,027,000,  $1,870,000 and $19,679,000 (net reversal of provision and charge-offs) during the years ended December 31, 2015, 2014 and 2013, respectively.  The Manager believes that the allowance for loan losses is sufficient given the estimated underlying collateral values of impaired loans. There is no precise method used by the Manager to predict delinquency rates or losses on specific loans.  The Manager has considered the number and amount of delinquent loans, loans subject to workout agreements and loans in bankruptcy in determining allowances for loan losses, but there can be no absolute assurance that the allowance is sufficient.  Because any decision regarding the allowance for loan losses reflects judgment about the probability of future events, there is an inherent risk that such judgments will prove incorrect.  In such event, actual losses may exceed (or be less than) the amount of any reserve.  To the extent that we experience losses greater than the amount of its reserves, we may incur a charge to earnings that will adversely affect operating results and the amount of any dividends paid.

Changes in the allowance for loan losses for the years ended December 31, 2015, 2014 and 2013 were as follows:
	2015	2014	2013
Balance, beginning of period	$2,869,355	$4,739,088	$24,417,897
Reversal of loan losses	(1,026,909)	(1,869,733)	(7,822,112)
Charge-offs	—	—	(11,856,697)
Balance, end of period	$1,842,446	$2,869,355	$4,739,088

As of December 31, 2015 and 2014, there was a general allowance for loan losses of $1,356,623 and $480,000, respectively, and a specific allowance for loan losses on one and two loans in the total amount of $485,823 and $2,389,355, respectively.

Real Estate Properties Held for Sale and Investment

As of December 31, 2015, we held title to twenty-five properties that were acquired through foreclosure, with a total carrying amount of approximately $153,838,000 (including properties held in ten limited liability companies and one corporation), net of accumulated depreciation of $2,916,000. As of December 31, 2015, properties held for sale total $100,191,000 and properties held for investment total $53,647,000. We foreclosed on no loans during the year ended December 31, 2015. We foreclosed on three and six loans during the years ended December 31, 2014 and 2013, respectively, with aggregate principal balances totaling $7,671,000 and $26,187,000, respectively, and obtained the underlying properties via the trustee’s sales (see below). When we acquire property by foreclosure, we typically earn less income on those properties than could be earned on loans and we may not be able to sell the properties in a timely manner.

Changes in real estate held for sale and investment during the years ended December 31, 2015, 2014 and 2013 were as follows:

	2015	2014	2013
Balance, beginning of period	$163,016,805	$135,315,964	$127,773,349
Real estate acquired through foreclosure	—	9,572,406	19,602,478
Investments in real estate properties	25,274,125	21,866,298	9,017,330
Amortization of deferred financing costs capitalized to construction project	207,347	120,952	—
Sales of real estate properties	(31,099,086)	(1,529,227)	(18,023,870)
Impairment losses on real estate properties	(1,589,434)	(179,040)	(666,240)
Depreciation of properties held for investment	(1,971,345)	(2,150,548)	(2,387,086)
Balance, end of period	$153,838,412	$163,016,805	$135,315,964

Thirteen of our twenty-five properties do not currently generate revenue. Seven of the Company’s twenty-nine commercial leases and virtually all of the Company’s residential leases are set to expire during 2016. The Company expects that new leases will be signed with existing or new tenants for the majority of these spaces and at rental rates that are at market and are at or above expiring rental amounts.

For purposes of assessing potential impairment of value during 2015, 2014 and 2013, we obtained updated appraisals or other valuation support on several of our real estate properties held for sale and investment, which resulted in additional impairment losses on one, one and two properties, respectively, in the aggregate amount of approximately $1,589,000, $179,000 and $666,000, respectively, recorded in the consolidated statements of operations.

2015 Sales Activity

During the year ended December 31, 2015, we sold eight real estate properties with details as follows:

	Net Sales Proceeds	Gain
Retail complex, Greeley, Colorado (held within 720 University, LLC)*	$20,318,559	$8,642,156
133 condominium units, Phoenix, Arizona (held within 54th Street Condos, LLC)	8,930,112	2,077,122
Industrial building, Sunnyvale, California (held within Wolfe Central, LLC)	8,284,081	4,920,957
Storage facility/business, Stockton, California**	7,479,080	3,695,248
Commercial buildings, Sacramento, California	5,153,713	1,262,745
Undeveloped, residential land, Madera County, California	1,704,122	977,542
Retail buildings, San Jose, California	1,108,820	52,820
Marina, Oakley, California (held within The Last Resort and Marina, LLC)	273,841	37,341
	$53,252,328	$21,665,931

* $9,771,000 of proceeds were used to pay off debt securing the property and $2,479,000 was distributed to the non-controlling interest.
** Including carryback note receivable of $4,650,000.

In addition to the above table, we recognized gain of approximately $153,000 during the year ended December 31, 2015 that had previously been deferred related to the sale of a real estate property in 2012.  The gain on the sale of this property was being accounted for under the installment method.

2014 Sales Activity

During the year ended December 31, 2014, we sold two real estate properties with details as follows:
	Net Sales Proceeds	Gain
Undeveloped commercial land, Half Moon Bay, California	$1,647,130	$178,330
Improved residential lot, West Sacramento, California	163,540	104,980
	$1,810,670	$283,310

In addition to the above table, we recognized gains totaling approximately $2,951,000 during the year ended December 31, 2014 that had previously been deferred related to the sales of a real estate properties in 2012 and 2013.  The gains on the sales of these properties were being accounted for under the installment method.

2013 Sales Activity

During the year ended December 31, 2013, we sold six real estate properties with details as follows:
	Net Sales Proceeds	Gain
45 condominium and 2 commercial units, Oakland, California (held within 1401 on Jackson, LLC)*	$10,709,565	$440,544
Office/retail complex, Hilo, Hawaii**	1,944,848	72,297
Ten lots and one house in manufactured home development, Ione, California	106,412	27,881
Undeveloped land in manufactured home development, Lake Charles, Louisiana (held within Dation, LLC)***	293,625	12,506
Industrial land, Pomona, California (held within 1875 West Mission Blvd, LLC)	9,488,895	2,173,895
One unit in office condominium complex, Roseville, California	409,150	215,738
	$22,952,495	$2,942,861

* Including carryback note receivable of $10,000,000.
** Including carryback note receivable of $1,700,000.
***Including carryback note receivable of $200,000.

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

2015 Foreclosure Activity

The Company foreclosed on no loans during the year ended December 31, 2015.

2014 Foreclosure Activity

During the year ended December 31, 2014, Sandmound Marina, LLC (“Sandmound”) (wholly owned by the Company) foreclosed on a first mortgage loan secured by unimproved land and a marina and campground located in Bethel Island, California with a principal balance of approximately $2,960,000 and obtained the properties via the trustee’s sale.In addition, advances made on the loan or incurred as part of the foreclosure in the total amount of approximately $282,000 were capitalized to the basis of the properties. The fair market values of the properties acquired were estimated to be higher than Sandmound’s recorded investment in the subject loan, and, thus, a gain on foreclosure in the amount of approximately $257,000 was recorded.

During the year ended December 31, 2014, the Company foreclosed on a first mortgage loan secured by two adjacent, vacant buildings located in San Jose, California with a principal balance of approximately $690,000 and obtained the properties via the trustee’s sale.In addition, accrued interest and advances made on the loan or incurred as part of the foreclosure in the total amount of approximately $158,000 were capitalized to the basis of the properties. The fair market values of the properties acquired were estimated to be higher than the Company’s recorded investment in the subject loan, and, thus, a gain on foreclosure in the amount of approximately $208,000 was recorded.

During the year ended December 31, 2014, the Company foreclosed on a second mortgage loan secured by an assisted living facility located in Bensalem, Pennsylvania with a principal balance of approximately $3,420,000 and obtained the property via the trustee’s sale.In addition, advances made on the loan or incurred as part of the foreclosure in the total amount of approximately $519,000 were capitalized to the basis of the property. In 2012, the Company had purchased the first mortgage loan on this property which it became subject to at the time of foreclosure. Thus, the Company’s investment in this loan of approximately $1,079,000 was added to the basis of the property. The fair market value of the property acquired was estimated to approximate the Company’s recorded investments in the subject loans.

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

During the year ended December 31, 2013, TSV (wholly owned by the Company) foreclosed on a loan secured by two undeveloped parcels of land located in South Lake Tahoe, California that was purchased at a discount during the same period with a principal balance of approximately $1,401,000 and obtained the property via the trustee’s sale. In addition, advances made on the loan or incurred as part of the foreclosure (including delinquent property taxes) in the total amount of approximately $335,000 were capitalized to the basis of the property. The fair market value of the land acquired was estimated to be higher than TSV’s basis in the subject loan, and, thus, a gain on foreclosure in the amount of approximately $952,000 was recorded. See below under “Tahoe Stateline Venture, LLC”.

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

Majority-Owned Limited Liability Companies

720 University, LLC

We had an investment in a limited liability company, 720 University, LLC (720 University), which owned a commercial retail property located in Greeley, Colorado. We received 65% of the profits and losses in 720 University after priority return on partner contributions was allocated at the rate of 10% per annum. The assets, liabilities, income and expenses of 720 University were consolidated into the accompanying consolidated financial statements of the Company. 720 University was dissolved in December 2015.

In November 2014, 720 University entered into a Real Estate Sale Agreement pursuant to which 720 University agreed to sell the property for $20,750,000. On January 30, 2015, an initial closing was held for the purpose of refinancing the existing 720 University note payable, and the buyer extended a new loan to 720 University to repay the existing note payable to the bank. The principal amount of the new loan was $9,771,263 and accrued interest at 6.0% per annum until paid off upon the closing of the sale of the property to the buyer. The sale closed in June 2015 resulting in gain on sale of approximately $8,642,000 ($6,163,000 to the Company after the gain attributable to the non-controlling interest or approximately $2,479,000).

The net income to the Company from 720 University was approximately $6,437,000, $355,000 and $203,000 during the years ended December 31, 2015, 2014 and 2013, respectively. The non-controlling interest of the joint venture partner of approximately $5,000 and $5,000 as of December 31, 2015 and 2014, respectively, is reported in the accompanying consolidated balance sheets.

TOTB Miami, LLC

During the year ended December 31, 2011, the Company and two co-lenders (which included OFG and PRC Treasures, LLC, or PRC) foreclosed on a participated, first mortgage loan secured by a condominium complex located in Miami, Florida with a principal balance to the Company of approximately $26,257,000 and obtained an undivided interest in the properties via the trustee’s sale. The Company and the other lenders formed a Florida limited liability company, TOTB Miami, to own and operate the complex. The complex consists of three buildings, two of which have been renovated and are being leased, and in which 169 units remain unsold and one which has been contributed to a wholly-owned subsidiary of TOTB, TOTB North, and contains 160 vacant units that are currently being renovated. Based on an appraisal, it was determined that the fair value of the property was lower than our total investment in the loan (including a previously established loan loss allowance of $10,188,000) and an additional charge to provision for loan losses of approximately $450,000 was recorded at the time of foreclosure during the first quarter of 2011 (total charge-off of $10,638,000).

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

During the year ended December 31, 2014, TOTB contributed the vacant and unimproved 160 unit apartment building to a new wholly-owned entity, TOTB North. TOTB North then entered into a construction loan agreement which provides up to $21,304,000 for the purpose of renovating and improving the apartment building. As of December 31, 2015, approximately $16,010,000 had been drawn from the construction loan to fund debt issuance costs and construction costs to date. In addition, TOTB North has entered into various contracts for the design, engineering, demolition, concrete remediation and construction for the renovation project in the aggregate amount of approximately $21,289,000 of which approximately $18,205,000 had been incurred as of December 31, 2015. In addition, another $1,969,000 in renovation-related costs, interest, property taxes, and amortization of deferred financing costs have been capitalized (total of $20,174,000) as of December 31, 2015. During the year ended December 31, 2014, the Company and OFG contributed approximately $453,000 and $108,000, respectively, to TOTB to fund the initial $1,000,000 deposit required pursuant to the construction loan agreement. In addition, during the year ended December 31, 2015, the Company and OFG contributed an additional $1,170,000 and $279,000, respectively, due to increased construction costs on the project.

During 2014, TOTB entered into a loan agreement whereby it borrowed $13,000,000 secured by the 154 renovated and leased condominium units in the Pointe building. The outstanding balance as of December 31, 2015 was approximately $12,693,000. The loan bears interest at the floating daily three month LIBOR rate of interest (0.61% at December 31, 2015) plus 4.0% per annum, but in no event will the rate be lower than 4.25%. The interest rate as of December 31, 2015 was 4.61%. Principal and interest is payable monthly with principal amortizing over 300 months. The initial maturity date is November 16, 2017 which may be extended for two additional one year periods if all conditions in the loan agreement are met. The net cash proceeds from the new loan were distributed to the members of TOTB ($10,256,000 to the Company and $2,446,000 to OFG).

The noncontrolling interests of OFG totaled approximately $4,524,000 and $4,170,000 as of December 31, 2015 and 2014, respectively. The net income to the Company from TOTB was approximately $311,000,  $573,000 and $201,000 during the years ended December 31, 2015, 2014 and 2013, respectively.

Equity Method Investment in Limited Liability Company

1850 De La Cruz, LLC

During 2008, we entered into an Operating Agreement of 1850 De La Cruz LLC, a California limited liability company (“1850”), with Nanook Ventures LLC (“Nanook”), an unrelated party.  The purpose of the joint venture is to acquire, own and operate certain industrial land and buildings located in Santa Clara, California that were owned by the Company. The property was subject to a Purchase and Sale Agreement dated July 24, 2007 (the “Sale Agreement”), as amended, between the Company, as seller, and Nanook, as buyer.  During the course of due diligence under the Sale Agreement, it was discovered that the property was contaminated and that remediation and monitoring were required.  The parties agreed to enter into the Operating Agreement to restructure the arrangement as a joint venture.  At the time of closing in July 2008, the two properties were separately contributed to two new limited liability companies, Nanook Ventures One LLC and Nanook Ventures Two LLC that are wholly owned by 1850. The Company and Nanook are the Members of 1850 and NV Manager, LLC is the manager.

During the years ended December 31, 2015, 2014 and 2013, we received capital distributions from 1850 in the total amount of $177,000, $170,000 and $160,000, respectively. The net income to the Company from its investment in 1850 De La Cruz was approximately $175,000, $170,000 and $161,000 for the years ended December 31,2015,  2014 and 2013, respectively.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents and restricted cash increased from approximately $7,662,000 as of December 31, 2014 to approximately $8,481,000 as of December 31, 2015 ($819,000 or 11% increase) due primarily to the sale of eight real estate properties during the year ended December 31, 2015 for net sales proceeds to the Company of approximately $36,352,000 (after considering $4,650,000 carryback financing, distribution to non-controlling interest of $2,479,000 and repayment of debt of $9,771,000 on the 720 University property sale) and additional advances on the TSV loan payable in the amount of $3,830,000 and the lines of credit during 2015. The increase in cash from the sales and debt advances were partially offset by the use of cash to fund new loan originations during the year.

Interest and Other Receivables

Interest and other receivables increased from approximately $1,482,000 as of December 31, 2014 to $1,765,000 as of December 31, 2015 ($283,000 or 19% increase) due primarily to increased interest income receivable on loans due to an increase in performing loans in the portfolio since December 31, 2014.

Other Assets

Other assets decreased from approximately $1,138,000 as of December 31, 2014 to $741,000 as of December 31, 2015 ($397,000 or 35% decrease) due primarily to the sales of the shopping center in Greeley, Colorado (720 University) and the industrial building in Sunnyvale, California (Wolfe Central) and the resulting de-recognition of net lease commissions and deferred rent related to those properties.

Deferred Financing Costs

Deferred financing costs decreased from approximately $1,318,000 as of December 31, 2014 to $785,000 as of December 31, 2015 ($533,000 or 40% decrease) due primarily to amortization of deferred financing costs during 2015.

Dividends Payable

Dividends payable increased from approximately $1,292,000 as of December 31, 2014 to $2,133,000 as of
December 31, 2015 ($841,000 or 65% increase) primarily due to Federal income taxes paid on 2015 undistributed capital gains on behalf of shareholders in the amount $1,314,000 in January 2016. Our Board of Directors also declared quarterly dividends in December 2015 and 2014 of $0.08 and $0.12 per share, respectively, or approximately $820,000 and $1,292,000, respectively, which were paid in January 2016 and 2015, respectively, to stockholders of record at the close of business on December 31, 2015 and 2014, respectively.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities increased from approximately $2,220,000 as of December 31, 2014 to $3,359,000 as of December 31, 2015 ($1,140,000 or 51% increase), due primarily to increased payables related to the construction activities on the property owned by TOTB North as the main construction project commenced in the beginning of 2015 and the property owned by Zalanta as this construction project commenced during the third quarter of 2015.

Deferred Gains

Deferred gains decreased from approximately $362,000 as of December 31, 2014 to approximately $210,000 as of December 31, 2015 ($153,000 or 42% decrease) due to the receipt of the remaining principal repayment on one carryback loan during the year ended December 31, 2015, resulting in the recognition of additional gain under the installment method of $153,000.

Lines of Credit Payable

Lines of credit payable increased from $11,450,000 as of December 31, 2014 to $20,916,000 as of December 31 2015 ($9,466,000 or 83% increase) due primarily to advances on the lines to originate new loans and pay construction costs on the Zalanta project, net of proceeds from the sales of real estate during 2015.

Notes and Loans Payable on Real Estate

Notes and loans payable increased from approximately $37,570,000 as of December 31, 2014 to approximately $46,117,000 as of December 31, 2015 ($8,547,000 or 23% increase) due primarily to additional advances on the TOTB North construction loan of $15,002,000 and an additional advance taken on the TSV loan of $3,830,000, net of the full repayment of the note payable securing the 720 University shopping center in the amount of $9,771,000 at the time of sale in June 2015 and scheduled principal payments totaling $543,000 on the loans securing the TOTB Miami condominium units and the TSV retail property.

Noncontrolling Interests

Noncontrolling interests increased from approximately $4,175,000 as of December 31, 2014 to approximately $4,529,000 as of December 31, 2015 ($354,000 or 8% increase), due primarily to a cash contribution made by OFG of $279,000 during 2015 as a result of additional deposits needed from the TOTB members for the TOTB North construction project prior to being able to borrow additional funds from the construction loan.

Non-GAAP Financial Measures

Funds from Operations

We utilize supplemental non-GAAP measures of operating performance, including funds from operations (“FFO”), an industry-wide standard measure of REIT operating performance, and adjusted funds from operations (“AFFO”). We believe FFO and AFFO provide investors with additional information concerning our operating performance and a basis to compare our performance with those of other REITs. We determine FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts ("NAREIT"), as net income attributable to common stockholders (computed in accordance with GAAP), excluding real estate-related depreciation and amortization, impairment losses on depreciable real estate, gains or losses on the sales of depreciable real estate, and after adjustments for unconsolidated ventures.

We calculate AFFO by adding or subtracting from FFO the impact of non-cash accounting items, as well as gains/losses on sales of other real estate. We adjust for these items to analyze our ability to produce cash flow from on-going operations, which we use to pay dividends to our shareholders. Non-cash adjustments to FFO include the following: provisions for (reversals of) loan losses; amortization of deferred financing costs; depreciation of other assets; impairment of other real estate; accretion of loan discount; gain on foreclosure of loans; and straight-line rental adjustments.

Our calculations of FFO and AFFO may not be comparable to similar measures reported by other REITs. These non‐GAAP financial measures should not be considered as alternatives to net income as a measure of our operating performance or to cash flows computed in accordance with GAAP as a measure of liquidity, nor are they indicative of cash flows from operating and financial activities.

We urge investors to carefully review the GAAP financial information included as part of the Annual Report, as well as in the Company’s Quarterly Reports on Form 10-Q and quarterly earnings releases.

The following table reconciles FFO and AFFO to comparable GAAP financial measures:

	For the Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Funds from Operations
Net income attributable to common stockholders	$23,569,116	$7,929,629	$8,732,897
Adjustments:
Depreciation and amortization of real estate	2,014,462	2,221,528	2,453,762
Depreciation allocated to non-controlling interests	(86,401)	(125,921)	(180,771)
Impairment losses on depreciable real estate	—	179,040	—
Gain on sales of depreciable real estate, net	(19,525,445)	(2,926,904)	(728,579)
Gain on sales of depreciable real estate allocated to noncontrolling interest	2,479,268	—	—
Adjustments for unconsolidated ventures	(1,549)	—	(1,000)
FFO attributable to common stockholders	$8,449,451	$7,277,372	$10,276,309
Basic and diluted FFO per common share	$0.80	$0.68	$0.92

Adjusted Funds from Operations
FFO attributable to common stockholders	$8,449,451	$7,277,372	10,276,309
Adjustments:
Non-cash items:
Reversals of loan losses	(1,026,909)	(1,869,733)	(7,822,112)
Amortization of deferred financing costs	367,471	132,723	—

Depreciation of other assets	37,719	34,049	31,825
Impairment of other real estate	1,589,434		666,240
Accretion of discount on loan to interest income	(536,816)	(122,004)	—
Gain on foreclosure of loans	—	(464,754)	(952,357)
Straight-line rental adjustments	(32,324)	49,161	81,370
Less:
Gain on sales of other real estate, net	(2,293,107)	(316,455)	(2,214,282)
Gain on sales of other real estate allocated to noncontrolling interest	—	—	2,173,895
AFFO attributable to common stockholders	$6,554,919	$4,720,359	$2,240,888
Basic and diluted AFFO per common share	$0.62	$0.44	$0.20

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

The conclusion that a Company loan may become uncollectible, in whole or in part, is a matter of judgment. Although supervised lenders are subject to regulations that, among other things, require them to perform ongoing analyses of their loan portfolios (including analyses of loan-to-value ratios, reserves, etc.), and to obtain current information regarding their borrowers and the securing properties, we are not subject to these regulations and have not adopted these practices. Rather, management, in connection with the quarterly closing of our accounting records and the preparation of the financial statements, evaluates our loan portfolio. The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk inherent in our loan portfolio and current economic conditions. Such evaluation, which includes a review of all loans on which management determines that full collectability may not be reasonably assured, considers among other matters:

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

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover probable incurred credit losses in the Company’s loan portfolio. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Loan losses deemed to be uncollectible are charged against the allowance for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses. As of December 31, 2015, management believes that the allowance for loan losses of $1,842,000 is adequate in amount to cover probable incurred credit losses. Because of the number of variables involved, the magnitude of the swings possible and management’s inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by management. As of December 31, 2015, three loans totaling $8,694,000 were impaired. Two of these loans totaling $8,452,000 were past maturity as of December 31, 2015. During the year ended December 31, 2015, we recorded a decrease in the allowance for loan losses of $1,027,000 (net decrease in the specific loan loss allowance of $1,904,000 and increase in the general allowance of $877,000).  Management believes that the allowance for loan losses is sufficient given the estimated fair value of the collateral underlying impaired and past maturity loans and based on historical loss and delinquency factors applied to performing loans by class.

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

We require liquidity to:

•	fund future loan investments;
•	to develop, improve and maintain real estate properties;
•	to repay principal and interest on our borrowings;
•	to pay our expenses, including compensation to our Manager;
•	to pay U.S. federal, state, and local taxes of our TRSs;
•	to distribute annually a minimum of 90% of our REIT taxable income and to make investments in a manner that enables us to maintain our qualification as a REIT; and
•	to make tax payments associated with undistributed capital gains.

We intend to meet these liquidity requirements primarily through the following:

•	the use of our cash and cash equivalent balances of $1,256,000 as of December 31, 2015;
•	cash generated from operating activities, including interest income from our loan portfolio and income generated from our real estate properties;
•	proceeds from the sales of real estate properties;
•	proceeds from our lines of credit;
•	proceeds from future borrowings including additional lines of credit;
•	proceeds from the construction loan obtained by TOTB North for renovation of the vacant apartment building; and
•	proceeds from potential future offerings of our equity securities.

The following table summarizes our cash flow activity for the periods presented:

	Year Ended December 31,
	2015	2014	2013
Net cash provided by (used in) operating activities	$5,880,684	$2,967,167	$(607,672)
Net cash (used in) provided by investing activities	(9,376,732)	(38,875,451)	1,352,099
Net cash provided by (used in) financing activities	3,338,345	29,163,095	(13,717,198)

During the years ended December 31, 2015 and 2014, our unrestricted cash and cash equivalents decreased approximately $158,000 and $6,745,000, respectively. The decrease during 2015 was primarily due to investments in new loans and capitalized costs related to construction on the second phase retail/residential portion of the land now owned by Zalanta, net of proceeds from the sales of eight real estate properties during the year. The decrease during 2014 was primarily due to investments in new loans and capitalized costs related to construction on the retail portion of the land owned by TSV. Although unrestricted cash has decreased, we have two lines of credit, which together at December 31, 2015 provided borrowing capacity of $35,201,000 (or $50,000,000 when fully collateralized). As of December 31, 2015, $20,916,000 had been drawn on the lines of credit and $14,285,000 was available.

Operating Activities

Cash flows from operating activities are primarily rental and other income from real estate properties, net of real estate expenses, and interest received from our investments in loans, partially offset by payment of operating expenses. For the years ended December 31, 2015 and 2014, cash flows from operating activities increased $2,914,000 and $3,575,000, respectively, as compared to the previous year. The increases during 2015 and 2014 were due to increased cash flow from rental properties as a result of increased occupancy and rental rates, completion and leasing of the TSV retail complex during the fourth quarter of 2014 and increased interest income on performing loans and collected on impaired loans during 2015 and 2014.

Investing Activities

Net cash used in investing activities for the periods presented reflect our investing activity. For the years ended December 31, 2015 and 2014, cash flows from investing activities increased $29,499,000 and decreased $40,228,000, respectively, as compared to the previous year. Approximately $9,377,000 was used in investing activities during 2015 as an aggregate of $93,324,000 was used for investment in loans, improvements to real estate properties and transfer to restricted cash, which was partially offset by net proceeds from the sales of real estate properties and the payoff of loans totaling $83,818,000 during the period. Approximately $38,875,000 was used in investing activities during 2014 as $68,564,000 was used for investments in loans, improvements to real estate properties and transfers to restricted cash, which was partially offset by approximately $29,541,000 received from the payoff of loans and proceeds from the sales of real estate properties.

Financing Activities

Net cash provided by financing activities during 2015 of approximately $3,338,000 reflects net advances on CB&T and Opus Credit Facilities of $9,466,000, $28,603,000 in additional borrowings on notes and loans payable and a $279,000 contribution from noncontrolling interest, net of dividends paid to stockholders of approximately $4,817,000, distribution of non-controlling interest of $2,592,000, purchase of treasury stock pursuant to the 2015 Repurchase Plan of $7,503,000, payment of deferred financing costs of $42,000 and repayments of notes payable of $20,056,000. Net cash provided by financing activities during 2014 reflects net advances on our lines of credit of $11,450,000, $23,331,000 in aggregate borrowings from the TOTB North construction loan, the TOTB loan payable and the TSV loan payable and a $113,000 contribution from noncontrolling interest, net of dividends paid to stockholders of approximately $1,795,000, distribution of non-controlling interest of $2,455,000, purchase of treasury stock pursuant to the stock repurchase plan approved by our Board in August of 2013 (the “2013 Repurchase Plan”) of $325,000, payment of deferred financing costs of $355,000 and repayments of notes payable of $801,000.

Dividends

We intend to make regular quarterly distributions to holders of our Common Stock. U.S. federal income tax law generally requires that a REIT annually distribute at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains, and to the extent that it annually distributes less than 100% of its REIT taxable income, including capital gains, in any taxable year, that it pay tax at regular corporate rates on that undistributed portion. We intend to make regular quarterly distributions to our stockholders in an amount equal to or greater than our REIT taxable income, excluding net capital gains, if and to the extent authorized by our Board of Directors. Before we make any distributions, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on our debt payable. If our cash available for distribution is less than our REIT taxable income, we could be required to sell assets or borrow funds to make cash distributions or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.

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

Contractual Obligations and Commitments

The table below summarizes our known contractual obligations as of December 31, 2015 and in future periods in which we expect to settle such obligations. The table does not reflect the effect of actual repayments or draws on the obligations or any new financing obtained subsequent to year end.

	Payment due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Recourse indebtedness:
Lines of credit payable (1)	$20,915,500	$17,759,000	$3,156,500	$—	$—
Loans payable on real estate	26,707,132	674,670	13,196,157	855,889	11,980,416
Construction loan payable (2)	16,009,906	—	16,009,906	—	—

Total recourse indebtedness	63,632,538	18,433,670	32,362,563	855,889	11,980,416
Non-recourse indebtedness:
Notes payable on real estate	3,400,000	2,900,000	500,000	—	—

Total non-recourse indebtedness	3,400,000	2,900,000	500,000	—	—

Total indebtedness	67,032,538	21,333,670	32,862,563	855,889	11,980,416
Interest payable (3)	5,126,893	2,397,417	1,832,113	862,720	34,643
Real estate construction/renovation contracts	30,073,339	26,073,339	4,000,000	—	—
Commitments to reimburse tenant improvements	67,730	67,730	—	—	—
Funding commitments to borrowers (4)	16,394,791	16,394,791	—	—	—

Total	$118,695,291	$66,266,947	$38,694,676	$1,718,609	$12,015,059

(1)	As of December 31, 2015, the Company had the ability to borrow a total of $35,201,000 on its two lines of credit.
(2)	Total available to advance for construction is $21,304,000 and management expects that this amount will be advanced monthly to arrive at that balance by March 2016.
(3)
Variable-rate indebtedness assumes a 3 month LIBOR rate of 0.61%, a 6 month LIBOR rate of 0.85% and a prime rate of 3.50% (actual rates at December 31, 2015) through the original maturity date of the financing.  Interest payable is based on balances outstanding as of December 31, 2015.

(4)	Amounts represent the commitments we have made to fund borrowers in our existing lending arrangements as of December 31, 2015.

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

Company Debt

The terms of the Company debt are discussed in further detail in our consolidated financial statements under “Note 7 – Lines of Credit Payable” and “Note 8 – Notes and Loans Payable on Real Estate” in Item 8 of this Annual Report.

CB&T Line of Credit

As of December 31, 2015, the total amount available to borrow under the CB&T Credit Facility was $22,575,000 and the balance outstanding was $8,290,000 (leaving $14,285,000 available). As of March 9, 2016, the total amount available to borrow under the CB&T Credit Facility is $19,514,000 and the balance outstanding is $17,393,000 (leaving $2,121,000 available).  Interest on borrowings under the CB&T Credit Facility are payable monthly and, as a result of the amendment to the facility entered into in March 2016 to expand the line of credit and extend its maturity, all amounts outstanding under the facility are to be repaid not later than March 1, 2018 and advances may be made up to that date.

Opus Line of Credit

As of December 31, 2015, the total amount available to borrow under the Opus Credit Facility was $12,626,000 and the balance outstanding was $12,626,000 (leaving $0 available). As of March 9, 2016, the total amount available to borrow is approximately $9,375,000 and there was no balance outstanding  (leaving $9,375,000 available).  Commencing on May 1, 2016, in addition to the required monthly interest payments, we are required to make mandatory monthly principal payments and all amounts under the facility are to be repaid not later than April 1, 2017. Advances under the Opus Credit Facility may be made by Opus until April 1, 2016.

TOTB North, LLC Construction Loan

The North Loan provides up to $21,304,000, subject to customary conditions, and the balance of the North Loan was approximately $16,010,000 as of December 31, 2015 and approximately $17,573,000 as of March 9, 2016. The initial maturity date (“Maturity Date”) of the North Loan is June 12, 2017, which may be extended at the option of TOTB North for two additional one year periods subject to certain conditions. Monthly interest only payments are required until the Amortization Commencement date (as defined in the agreements), at which time monthly principal payments are also required and the balance of the loan is due on the Maturity Date.

TOTB Miami, LLC Loan Payable

The full amount available under the TOTB Miami Loan has been borrowed, and the balance of the TOTB Miami Loan was approximately $12,693,000 as of December 31, 2015 and approximately $12,620,000 as of March 9, 2016. The initial maturity date (the “Maturity Date”) of the TOTB Miami Loan is November 16, 2017, which may be extended at the option of TOTB Miami for two additional one year periods subject to certain conditions. Principal and interest is payable monthly and the balance of the loan is due on the Maturity Date.

Tahoe Stateline Venture, LLC Loan Payable

The balance of the TSV Loan was approximately $14,014,000 as of December 31, 2015 and $13,920,000 as of March 9, 2016. TSV borrowed $10,445,000 at the first closing under the TSV Loan and an additional $3,830,000 in September 2015. TSV makes monthly payments of principal and accrued interest and the balance of the loan is due on the maturity date, which is January 1, 2021.

Tahoe Stateline Venture, LLC Notes Payable

We had two secured notes payable in the aggregate amount of $3,400,000 as of December 31, 2015. One note with a principal balance of $2,900,000 as of December 31, 2015 requires semi-annual interest-only payments and is due in December 2016, and one note with a principal balance of $500,000 at December 31, 2015 requires quarterly interest-only payments and is due in August 2017.

Commitments and Contingencies

As of December 31, 2015, we have commitments to advance additional funds to borrowers of construction, rehabilitation and other loans (including interest reserves) in the total amount of approximately $16,395,000.

We have an obligation to pay all required costs to remediate and monitor contamination of the real properties owned by 1850 De La Cruz, LLC (“1850”). As part of the Operating Agreement executed by the Company and its joint venture partner in 1850, Nanook, we have indemnified Nanook against all obligations related to the expected costs to monitor and remediate the contamination. In 2008, we accrued an amount that a third party consultant had estimated would be needed to remediate the site. The majority of clean-up activities were completed during 2012 as part of the tenant’s construction of a new building on the site. Thus, approximately $460,000 was paid by us from the previously established liability, and an additional $100,000 was accrued during the year ended December 31, 2012 as a result of an updated estimate of the remediation costs.. As of December 31, 2015 and 2014, the remaining liability totaled approximately $36,000 and $60,000, respectively. In February 2016, we obtained a no further action letter from the water board, which effectively relieves the Company of any future remediation responsibility for the site.

During the course of due diligence performed by a potential buyer of TOTB in 2012, a low level of arsenic was found in the ground water of a monitoring well located on the property owned by TOTB. While the level of arsenic exceeds the minimum level acceptable for drinking water standards, the water under this property is subject to tidal influence and is not used for domestic consumption.  TOTB has retained an environmental consultant to perform additional testing and analysis with the goal of petitioning the appropriate governmental agency to issue a no further action letter for this property due to the low level of contamination and the low quality of the ground water under the property.  At this time, the costs of any potential remediation and/or monitoring are unknown and cannot be estimated.  As of December 31, 2015 and 2014, approximately $104,000 and $79,000, respectively, had been accrued and/or paid for testing and analysis.

We have entered into various contracts for design, architectural, engineering, foundation work and construction for the phase II development of the land owned by Zalanta. The aggregate amount of these contracts as of the date of this filing is approximately $30,606,000 of which approximately $3,855,000 has been incurred as of December 31, 2015 in addition to other capitalized costs related to the construction project of $1,690,000 (total of $5,745,000). We expect that all costs for this project will be paid from cash reserves, new debt and/or the lines of credit. It is possible that additional change orders will be submitted and construction costs may be higher than expected.

We have entered into contracts for the design, architectural, engineering, demolition, concrete remediation and construction related to the renovation of the vacant apartment building owned by TOTB North in the aggregate amount of approximately $21,289,000 of which approximately $18,205,000 has been incurred to December 31, 2015 in addition to other capitalized costs related to the construction project of $1,969,000 (total of $20,174,000). The Company expects that all costs for this project will be paid from cash reserves or the construction loan. It is possible that additional change orders will be submitted and construction costs may be higher than expected.

Contingency Reserves

We are required to maintain cash, cash equivalents and marketable securities as contingency reserves in an aggregate amount of at least 1.50% of Capital (as defined in our charter). Although the Manager believes the contingency reserves are adequate, it could become necessary for us to sell or otherwise liquidate certain of our investments or other assets to cover such contingencies on terms which might not be favorable to the Company. The contingency reserves held in restricted cash were approximately $3,809,000 and $3,876,000 as of December 31, 2015 and 2014, respectively.

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

Our operating results are exposed to the risks related to interest rate fluctuations as the results depend to a significant extent on the differences between income from our loans and our borrowing costs. We generally originate fixed rate loan investments and partially finance those investments with floating rate liabilities.  Our investments in fixed rate assets are generally exposed to changes in value due to interest rate fluctuations; however, the short maturity and low debt to investments of our loan portfolio are intended to partially offset that risk. Our average weighted maturity of fixed rate loans as of December 31, 2015 was less than 13 months though in the past we have extended the maturity date on certain loans which would increase our exposure to interest rate risk.  In addition, our outstanding variable rate debt to loan investments as of December 31, 2015 was 46%. All of our variable rate investment loans and certain of our borrowings are subject to various interest rate floors. As a result, the impact of a change in interest rates may be different on our interest income than it is on our interest expense. As a result of the floors on our variable rate investment loans (which are a small part of our loan portfolio), and the short term nature of these loans, the impact of a change in prevailing interest rates on our income is unlikely to be material.

The following table projects the potential impact on our interest expense for a 12-month period assuming an instantaneous increase of 100 basis points in 3 Month LIBOR and one percent in the Prime Rate based on balances outstanding as of December 31, 2015:

	As of or for the year ended December 31, 2015
	Variable Rate Loans tied to 3 and 6 Mo. Libor	Variable Rate Loans tied to Prime Rate	Total

Aggregate Principal Balance of Debt	$41,329,137	$8,289,500	$49,618,637

Effect of 100 basis point increase in 3 and 6 Mo. Libor	$413,291	$—	$413,291
Effect of one percent increase in the Prime Rate	—	82,895	82,895
Totals	$413,291	$82,895	$496,186

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

Prepayment Risk

        Our revenue and earnings may be affected by prepayment rates on our existing investment loans. When we originate our investment loans, we anticipate that we will generate an expected yield. When borrowers prepay their loans faster than we expect, there are no prepayment penalties and we may be unable to replace these loans with new investment loans that will generate yields which are as high as the prepaid mortgage loans.

Item 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

OWENS REALTY MORTGAGE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Owens Realty Mortgage, Inc.
Walnut Creek, California

We have audited the accompanying consolidated balance sheets of Owens Realty Mortgage, Inc. (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules III and IV of the Company listed in the accompanying index (at Item 8). We also have audited the Company's internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedules and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Owens Realty Mortgage, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Crowe Horwath LLP
Sacramento, California
March 14, 2016

OWENS REALTY MORTGAGE, INC.

Consolidated Balance Sheets
December 31,

Assets	2015	2014
Cash and cash equivalents	$1,255,842	$1,413,545
Restricted cash	7,225,371	6,248,746
Loans, net of allowance for loan losses of $1,842,446 in 2015 and $2,869,355 in 2014	104,901,361	65,164,156
Interest and other receivables	1,764,918	1,482,380
Other assets, net of accumulated depreciation and amortization of $275,277 in 2015 and $1,065,172 in 2014	741,001	1,138,123
Deferred financing costs, net of accumulated amortization of $828,433 in 2015 and $253,675 in 2014	784,502	1,317,585
Investment in limited liability company	2,141,032	2,142,581
Real estate held for sale	100,191,166	59,494,339
Real estate held for investment, net of accumulated depreciation of $2,915,596 in 2015 and $6,075,287 in 2014	53,647,246	103,522,466

Total assets	$272,652,439	$241,923,921
Liabilities and Equity
Liabilities:
Dividends payable	$2,133,455	$1,292,160
Due to Manager	408,643	283,644
Accounts payable and accrued liabilities	3,359,294	2,219,674
Deferred gains	209,662	362,283
Lines of credit payable	20,915,500	11,450,000
Notes and loans payable on real estate	46,117,038	37,569,549
Total liabilities	73,143,592	53,177,310
Commitments and Contingencies (Note 15)
Equity:
Stockholders’ equity:
Preferred stock, $.01 par value per share, 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2015 and 2014	—	—
Common stock, $.01 par value per share, 50,000,000 shares authorized, 11,198,119 shares issued, 10,247,477 and 10,768,001 shares outstanding at December 31, 2015 and 2014, respectively	111,981	111,981
Additional paid-in capital	182,437,522	182,437,522
Treasury stock, at cost – 950,642 and 430,118 shares at December 31, 2015 and 2014, respectively	(12,852,058)	(5,349,156)
Retained earnings	25,282,553	7,371,511
Total stockholders’ equity	194,979,998	184,571,858
Noncontrolling interests	4,528,849	4,174,753
Total equity	199,508,847	188,746,611

Total liabilities and equity	$272,652,439	$241,923,921

The accompanying notes are an integral part of these consolidated financial statements.

OWENS REALTY MORTGAGE, INC.

Consolidated Statements of Income
Years Ended December 31,

	2015	2014	2013

Revenues:
Interest income on loans	$8,277,004	$5,382,019	$3,020,884
Rental and other income from real estate properties	12,791,096	12,268,214	11,223,260
Income from investment in limited liability company	175,451	169,999	160,805
Other income	—	19	4,406
Total revenues	21,243,551	17,820,251	14,409,355
Expenses:
Management fees to Manager	2,051,134	1,726,945	1,664,076
Servicing fees to Manager	186,467	156,995	151,643
General and administrative expense	1,278,994	1,661,210	1,657,467
Rental and other expenses on real estate properties	8,510,110	8,158,038	8,150,944
Depreciation and amortization	2,052,181	2,255,577	2,485,587
Interest expense	1,938,113	1,161,822	513,750
Bad debt expense from uncollectible rent	152,805	3,396	19,374
Recovery of loan losses	(1,026,909)	(1,869,733)	(7,822,112)
Impairment losses on real estate properties	1,589,434	179,040	666,240
Total expenses	16,732,329	13,433,290	7,486,969
Operating income	4,511,222	4,386,961	6,922,386
Gain on sales of real estate, net	21,818,553	3,243,359	2,942,861
Gain on foreclosure of loans	—	464,754	952,357
Net income before income tax expense	26,329,775	8,095,074	10,817,604
Income tax expense	93,335	—	—
Net income	26,236,440	8,095,074	10,817,604
Less: Net income attributable to noncontrolling interests	(2,667,324)	(165,445)	(2,084,707)

Net income attributable to common stockholders	$23,569,116	$7,929,629	$8,732,897

Per common share data:
Basic and diluted earnings per common share	$2.22	$0.74	$0.78
Basic and diluted weighted average number of common shares outstanding	10,594,807	10,768,370	11,127,820
Dividends declared per share of common stock	$0.41	$0.27	$0.25

The accompanying notes are an integral part of these consolidated financial statements.

OWENS REALTY MORTGAGE, INC.

Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2015, 2014 and 2013

	Common Stock		Additional	Treasury Stock		Retained Earnings	Total	Non-
			Paid-in			(Accumulated	Stockholders’	controlling	Total
	Shares	Amount	Capital	Shares	Amount	Deficit)	Equity	Interests	Equity

Balances, January 1, 2013	11,198,119	$111,981	$182,985,281	——	$—	$(3,637,331)	$179,459,931	$8,049,300	$187,509,231

Net income	—	—	—	——	—	8,732,897	8,732,897	2,084,707	10,817,604
Offering costs incurred	—	—	(527,785)	——	—	—	(527,785)	—	(527,785)
Distribution to stockholders for fractional shares upon conversion	—	—	(19,974)	—	—	—	(19,974)	—	(19,974)
Dividends declared	—	—	—	——	—	(2,746,991)	(2,746,991)	—	(2,746,991)
Purchase of treasury stock	—	—	—	(403,910)	(5,023,668)		(5,023,668)	—	(5,023,668)
Contribution from non-controlling interest	—	—	—	—	—	—	—	362,593	362,593
Distributions to non-controlling interests	—	—	—	——	—	—	—	(4,144,704)	(4,144,704)
Balances, December 31, 2013	11,198,119	$111,981	$182,437,522	(403,910)	$(5,023,668)	$2,348,575	$179,874,410	$6,351,896	$186,226,306

Net income	—	—	—	—	—	7,929,629	7,929,629	165,445	8,095,074
Dividends declared	—	—	—	—	—	(2,906,693)	(2,906,693)	—	(2,906,693)
Purchase of treasury stock	—	—	—	(26,208)	(325,488)	—	(325,488)	—	(325,488)
Contribution from non-controlling interest	—	—	—	—	—	—	—	112,533	112,533
Distributions to non-controlling interests	—	—	—	—	—	—	—	(2,455,121)	(2,455,121)
Balances, December 31, 2014	11,198,119	$111,981	$182,437,522	(430,118)	$(5,349,156)	$7,371,511	$184,571,858	$4,174,753	$188,746,611

Net income	—	—	—	—	—	23,569,116	23,569,116	2,667,324	26,236,440
Dividends declared	—	—	—	—	—	(4,344,417)	(4,344,417)	—	(4,344,417)
Tax payment made on behalf of stockholders (Note 9)	—	—	—	—	—	(1,313,657)	(1,313,657)		(1,313,657)
Purchase of treasury stock	—	—	—	(520,524)	(7,502,902)	—	(7,502,902)	—	(7,502,902)
Contribution from non-controlling interest	—	—	—	—	—	—	—	279,184	279,184
Distributions to non-controlling interests	—	—	—	—	—	—	—	(2,592,412)	(2,592,412)
Balances, December 31, 2015	11,198,119	$111,981	$182,437,522	(950,642)	$(12,852,058)	$25,282,553	$194,979,998	$4,528,849	$199,508,847

The accompanying notes are an integral part of these consolidated financial statements

OWENS REALTY MORTGAGE, INC.
Consolidated Statements of Cash Flows
Years ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$26,236,440	$8,095,074	$10,817,604
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sales of real estate, net	(21,818,553)	(3,243,359)	(2,942,861)
Gain on foreclosures of loans	—	(464,754)	(952,357)
Income from investment in limited liability company	(175,451)	(169,999)	(160,805)
Reversal of provision for loan losses	(1,026,909)	(1,869,733)	(7,822,112)
Impairment losses on real estate properties	1,589,434	179,040	666,240
Depreciation and amortization	2,052,181	2,255,577	2,485,587
Amortization of deferred financing costs	367,471	132,723	—
Accretion of discount on loans	(536,816)	(122,004)	—
Changes in operating assets and liabilities:
Interest and other receivables	(282,538)	(944,608)	407,894
Other assets	(122,622)	(118,577)	(42,934)
Accounts payable and accrued liabilities	(526,952)	(752,081)	(3,059,355)
Due to Manager	124,999	(10,132)	(4,573)
Net cash provided by (used in) operating activities	5,880,684	2,967,167	(607,672)

Cash flows from investing activities:
Principal collected on loans	35,216,165	27,718,917	15,641,192
Investments in loans and other advances to borrowers	(68,739,645)	(44,805,577)	(19,718,852)
Investment in real estate properties	(23,607,553)	(21,605,288)	(7,919,883)
Net proceeds from disposition of real estate properties	48,602,328	1,822,020	11,052,494
Purchases of vehicles and equipment	(48,402)	(22,212)	(31,527)
Distribution received from investment in limited liability company	177,000	170,000	160,000
Transfer (to) from restricted cash, net	(976,625)	(2,153,311)	2,168,675
Net cash (used in) provided by investing activities	(9,376,732)	(38,875,451)	1,352,099

Cash flows from financing activities
Advances on notes payable	28,603,251	23,331,207	—
Repayments on notes payable	(20,055,762)	(800,954)	(467,317)
Advances on lines of credit	69,247,500	59,879,345	—
Repayments of lines of credit	(59,782,000)	(48,429,345)	—
Payment of deferred financing costs	(41,735)	(354,549)	(95,000)
Distributions to noncontrolling interests	(2,592,412)	(2,455,121)	(4,144,704)
Contribution from noncontrolling interest	279,184	112,533	362,593
Offering costs incurred and paid	—	—	(527,785)
Distributions to stockholders for fractional shares	—	—	(19,974)
Purchase of treasury stock	(7,502,902)	(325,488)	(5,023,668)
Dividends paid	(4,816,779)	(1,794,533)	(3,801,343)
Net cash provided by (used in) financing activities	3,338,345	29,163,095	(13,717,198)

Net decrease in cash and cash equivalents	(157,703)	(6,745,189)	(12,972,771)

Cash and cash equivalents at beginning of year	1,413,545	8,158,734	21,131,505

Cash and cash equivalents at end of year	$1,255,842	$1,413,545	$8,158,734

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for interest (excluding amounts capitalized)	$1,570,887	$915,117	$514,480
Cash paid during the year for interest that was capitalized	393,591	213,934	163,625
Cash paid during the year for income taxes	93,335	—	—

Supplemental Disclosure of Non-Cash Activity
Increase in real estate from loan foreclosures	—	9,107,652	18,650,121
Increase in accounts payable and accrued liabilities from loan foreclosure	—	—	(660,000)
Increase in notes payable from loan foreclosure	—	—	(1,000,000)
Decrease in loans, net of allowance for loan losses, from loan foreclosures	—	(7,671,446)	(15,609,812)
Decrease in interest and other receivables from adding balances to loans	—	—	(22,880)
Decrease in interest and other receivables from loan foreclosures	—	(1,436,206)	(1,380,309)
Increase in loans from sales of real estate	4,650,000	—	11,900,000
Increase in deferred gains from sales of real estate	—	—	(2,344,052)
Deferred financing costs paid from notes payable proceeds	—	1,121,711	—
Amortization of deferred financing costs capitalized to construction project	(207,347)	(120,952)	—
Capital expenditures financed through accounts payable	(1,666,572)	(261,010)	(1,097,450)

The accompanying notes are an integral part of these consolidated financial statements.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

NOTE 1 – ORGANIZATION

Owens Realty Mortgage, Inc. (the “Company”) was incorporated on August 9, 2012, under the laws of the State of Maryland. The Company is authorized to issue 50,000,000 shares of its $0.01 par value common stock (the “Common Stock”). In addition, the Company is authorized to issue 5,000,000 shares of preferred stock at $0.01 par value per share. The Company was created to effect the merger (the “Merger”) of Owens Mortgage Investment Fund, a California Limited Partnership (“OMIF”) with and into the Company as described in the Registration Statement on Form S-4, as amended, of the Company, declared effective on February 12, 2013 (File No. 333-184392).  The Merger was part of a plan to reorganize the business operations of OMIF so that it could elect to qualify as a real estate investment trust for Federal income tax purposes. The Merger was approved by OMIF limited partners on April 16, 2013 and was completed on May 20, 2013. The Company now, by virtue of the Merger, directly or indirectly owns all of the assets and business formerly owned by OMIF and is a deemed successor issuer to OMIF pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended. For accounting purposes, the merger of OMIF with and into the Company has been treated as a transfer of assets and exchange of shares between entities under common control. The accounting basis used to initially record the assets and liabilities in the Company is the carryover basis of OMIF. The consolidated financial statements reflect the extinguishment of OMIF’s partners’ capital and replacement with 11,198,119 shares of Common Stock and additional paid –in capital as if the Merger occurred on January 1, 2013.

The Company has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with the Company’s taxable year ended December 31, 2012. As a REIT, the Company is permitted to deduct distributions made to its stockholders, allowing its operating income represented by such distributions to avoid taxation at the entity level and to be taxed generally only at the stockholder level. The Company currently intends to distribute all of its REIT taxable income, excluding net capital gains. As a REIT, however, the Company is subject to separate, corporate-level tax, including potential 100% penalty taxes under various circumstances, as well as certain state and local taxes. In addition, the Company’s taxable REIT subsidiaries are subject to full corporate income tax. Furthermore, the Company’s ability to continue to qualify as a REIT will depend upon its continuing satisfaction of various requirements, such as those related to the diversity of its stock ownership, the nature of its assets, the sources of its income and the distributions to its stockholders, including a requirement that the Company distribute to its stockholders at least 90% of its REIT taxable income on an annual basis (determined without regard to the dividends paid deduction and by excluding net capital gain).

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its majority and wholly owned limited liability companies. All significant inter-company transactions and balances have been eliminated in consolidation. The Company also has a 50% ownership interest in a limited liability company accounted for under the equity method (see Note 4). The Company is in the business of providing mortgage lending services and manages its business as one operating segment. Due to foreclosure activity, the Company also owns and manages real estate assets.

Certain reclassifications have been made to the 2013 and 2014 consolidated financial statements to conform to the 2015 presentation. None of the reclassifications had an impact on net income or equity.

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

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

Recently Issued Accounting Standards

In April 2015, the FASB issued Accounting Standards Update 2015-03, “Interest - Imputation of Interest (Subtopic 835-30) – Simplifying the Presentation of Debt Issuance Costs,” or ASU 2015-03. ASU 2015-03 simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this ASU. The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The adoption of this ASU by the Company will change the presentation of debt issuance costs on its notes and loans payable, which will be reported as a direct offset to the applicable debt on the balance sheet. Pursuant to Accounting Standards Update 2015-15 that was issued by the FASB in August 2015, this treatment will not be required for the Company’s line of credit arrangements.

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

Restricted Cash

Restricted cash includes contingency reserves required pursuant to the Company’s charter, non-interest bearing deposits required pursuant to the Company’s two lines of credit (see Note 7), the deposit required pursuant to the Company’s construction loan payable (see Note 8) and escrow deposits for property taxes and insurance to be paid on certain of the Company’s real estate properties (see Note 10).

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

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

Loans and Allowance for Loan Losses

Loans are generally stated at the principal amount outstanding. Advances under the terms of a loan to pay property taxes, insurance, legal and other costs are generally capitalized and reported as interest and other receivables. The Company’s portfolio consists primarily of real estate loans generally collateralized by first, second and third deeds of trust.  Interest income on loans is accrued using the simple interest method. Loans are generally placed on nonaccrual status when the borrowers are past due greater than ninety days or when full payment of principal and interest is not expected.  When a loan is classified as nonaccrual, interest accruals discontinue and all past due interest is included in the recorded investment in the impaired loan that is measured as described below. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest. Cash receipts on nonaccrual loans are used to reduce any outstanding accrued interest, and then are recorded as interest income, except when such payments are specifically designated as principal reduction or when management does not believe the Company’s investment in the loan is fully recoverable. The Company does not incur origination costs and does not earn or collect origination fees from borrowers as OFG is entitled to all such fees (see Note 12).

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

Management monitors the credit quality of the Company’s loan portfolio on an ongoing basis using certain credit quality indicators including a loan’s delinquency status and internal asset classification. A loan is considered classified when it meets the definition of impaired as described above.

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

Real Estate Held for Sale

Real estate held for sale includes real estate acquired in full or partial settlement of loan obligations, generally through foreclosure, that is being marketed for sale. Real estate held for sale is recorded at acquisition at the property’s estimated fair value less estimated costs to sell. Any excess of the recorded investment in the loan over the net realizable value is charged against the allowance for loan losses. Any excess of the net realizable value over the recorded investment in the loan is credited first to the allowance for loan losses as a recovery to the extent charge-offs had been recorded previously and, then to earnings as gain on foreclosure of loan.

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

Gains on the sale of real estate are recorded using the full accrual method whereby the amount by which the net sale proceeds exceeds the property’s carrying amount is recorded as gain in full on the date of sale if the following criteria are met:

•	The gain is determinable, that is, the collectability of the sales price is reasonably assured or the amount that will not be collectible can be estimated.
•	The earnings process is virtually complete, that is, the Company is not obliged to perform significant activities after the sale in order to earn the gain.

Sales of real estate properties that do not meet the criteria for the full accrual method are accounted for as follows:

•
Deposit method – If it is determined a sale has not consummated, the Company does not derecognize its recorded investment in the property and the transaction is accounted for under the deposit method whereby any initial investment from the buyer is accounted for as a deposit liability.

•
Cost recovery method – If recovery of the cost of the property is not reasonably assured if the buyer defaults or if cost has already been recovered and collection of additional amounts is uncertain, the cost recovery method is used whereby no gain is recognized until cash payments from the buyer exceed the Company's recorded investment in the property sold.

•
Installment method – If the buyer's initial investment is inadequate, as measured by its composition and its size compared with the sales value of the property, and if recovery of the carrying amount of the property is reasonably assured if the buyer defaults, the transaction is accounted for under the installment method whereby each cash receipt and principal payment by the buyer on debt assumed is allocated between cost recovered and gain. This allocation is in the same ratio as total cost and total gain bear to the sales value.

•
Reduced profit method – If the buyer’s initial investment is adequate but the buyer’s continuing investment is inadequate, as measured by the annual payments required by the buyer compared to a 20-year fully-amortizing payment if the sold property is land and the a fully-amortizing payment at a customary amortization term of a first mortgage loan by an independent established lending institution if the sold property is other real estate, the gain is recognized using the reduced profit method whereby gain is determined by discounting the receivable from the buyer to the present value of the lowest level of annual payments required by the sales contract over a maximum period (20 years for land and customary underwriting terms for other real estate) and excluding requirements to pay lump sums.  The present value is calculated using an appropriate interest rate, but not less than the rate stated in the sales contract.  In order for the reduced profit method to be used, payments by the buyer each year must at least cover a) the interest and principal amortization on the maximum first mortgage loan that could be obtained on the property, and b) interest, at an appropriate rate, on the excess of the aggregate actual debt on the property over such a maximum first mortgage loan. If such criteria are not met, the Company may recognize gain on the sale using the installment method or cost recovery method.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

Real Estate Held for Investment

Real estate held for investment includes real estate acquired in full or partial settlement of loan obligations, generally through foreclosure, that is not being marketed for sale and is either being operated, such as rental properties; is being managed through the development process, including obtaining appropriate and necessary entitlements, permits and construction; or are idle properties awaiting more favorable market conditions or properties the Company cannot sell without placing the Company’s REIT status at risk or becoming subject to prohibited transactions penalty tax. Real estate held for investment is recorded at acquisition at the property’s estimated fair value, less estimated costs to sell.

After acquisition, costs incurred relating to the development and improvement of the property are capitalized, whereas costs relating to operating or holding the property are expensed. Subsequent to acquisition, management periodically compares the carrying value of real estate to expected undiscounted future cash flows for the purpose of assessing the recoverability of the recorded amounts. If the carrying value exceeds future undiscounted cash flows, the assets are reduced to estimated fair value through an impairment loss charged to earnings. Subsequent increases in the fair value of such properties are not recorded unless they are realized.

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

Earnings per Common Share

The Company calculates basic earnings per common share by dividing net income attributable to common stockholders for the period by the weighted-average shares of Common Stock outstanding for that period. Diluted earnings per common share takes into effect any dilutive instruments, unless if when doing so such effect would be anti-dilutive. At the present time, the Company has not issued any restricted stock or restricted stock units and has no other dilutive instruments.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

Income Taxes

Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities, if any. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount that is “more likely than not” to be realized.

The Company has elected to be taxed as a REIT. As a result of the Company’s REIT qualification and its distribution policy, the Company does not generally expect to pay U.S. federal corporate level income taxes. Many of the REIT requirements, however, are highly technical and complex. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that the Company distribute annually at least 90% of the Company’s REIT taxable income, determined without regard to net capital gains, to the Company’s stockholders. If the Company has previously qualified as a REIT and fails to qualify as a REIT in any subsequent taxable year and does not qualify for certain statutory relief provisions, the Company will be subject to U.S. federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may be precluded from qualifying as a REIT for the Company’s four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain U.S. federal, state, local and foreign taxes on the Company’s income and property and to U.S. federal income and excise taxes on the Company’s undistributed REIT taxable income.

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

Gains on sales of certain properties may be taxable to the Company if such properties were held primarily for sale to customers in the ordinary course of business, as contemplated by Internal Revenue Code Section 1221(a)(1), or were identified as foreclosure property under the related REIT taxation rules.

ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. A tax position is recognized as a benefit only if it is “more likely than not” that the position would be sustained in a tax examination, with a tax examination being presumed to occur. The Company has analyzed its various federal and state filing positions and believes that its income tax filing positions and deductions are well documented and supported. There was no reserve for uncertain tax positions recorded as of December 31, 2015 and 2014. Interest and penalties related to income tax matters, if any, are recorded as part of income tax expense in the consolidated statement of income.

Certain entities included in the Company’s consolidated financial statements are subject to certain state and local taxes. These taxes are recorded as general and administrative expenses in the accompanying consolidated financial statements.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES

The following tables show the changes in the allowance for loan losses by portfolio segment for the years ended December 31, 2015, 2014 and 2013 and the allocation of the allowance for loan losses and loans as of December 31, 2015 and 2014 by portfolio segment and by impairment methodology:

	Commercial	Residential	Land
2015				Total

Allowance for loan losses:
Beginning balance	$888,260	$1,975,112	$5,983	$2,869,355
Charge-offs	—	—	—	—
Provision (Reversal)	252,270	(1,519,525)	240,329	(1,026,909)
Ending balance	$1,140,530	$455,587	$246,329	$1,842,446

Ending balance: individually evaluated for impairment	$485,823	$—	$—	$485,823

Ending balance: collectively evaluated for impairment	$654,707	$455,587	$246,329	$1,356,623

Ending balance	$1,140,530	$455,587	$246,329	$1,842,446

Loans:
Ending balance	$76,800,297	$24,675,867	$5,267,643	$106,743,807

Ending balance: individually evaluated for impairment	$1,078,752	$7,615,055	$—	$8,693,807

Ending balance: collectively evaluated for impairment	$75,721,545	$17,060,812	$5,267,643	$98,050,000

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

	Commercial	Residential	Land
2014				Total

Allowance for loan losses:
Beginning balance	$932,651	$3,798,203	$8,234	$4,739,088
Charge-offs	—	—	—	—
(Reversal) Provision	(44,391)	(1,823,091)	(2,251)	(1,869,733)
Ending balance	$888,260	$1,975,112	$5,983	$2,869,355

Ending balance: individually evaluated for impairment	$550,010	$1,839,345	$—	$2,389,355

Ending balance: collectively evaluated for impairment	$338,250	$135,767	$5,983	$480,000

Ending balance	$888,260	$1,975,112	$5,983	$2,869,355

Loans:
Ending balance	$52,531,537	$13,491,906	$2,010,068	$68,033,511

Ending balance: individually evaluated for impairment	$12,666,935	$7,788,747	$1,860,068	$22,315,750

Ending balance: collectively evaluated for impairment	$39,864,602	$5,703,159	$150,000	$45,717,761

	Commercial	Residential	Land
2013				Total

Allowance for loan losses:
Beginning balance	$1,493,585	$4,401,448	$18,522,864	$24,417,897
Charge-offs	—	—	(11,856,697)	(11,856,697)
(Reversal) Provision	(560,934)	(603,245)	(6,657,933)	(7,822,112)
Ending balance	$932,651	$3,798,203	$8,234	$4,739,088

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

The following tables show an aging analysis of the loan portfolio by the time monthly payments are past due at December 31, 2015 and 2014:

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due
				Total Past Due Loans	Current Loans	Total Loans
December 31, 2015

Commercial	$—	$—	$1,078,752	$1,078,752	$75,721,545	$76,800,297
Residential	—	—	7,615,055	7,615,055	17,060,812	24,675,867
Land	—	—	—	—	5,267,643	5,267,643
	$—	$—	$8,693,807	$8,693,807	$98,050,000	$106,743,807

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due
				Total Past Due Loans	Current Loans	Total Loans
December 31, 2014

Commercial	$—	$—	$1,078,752	$1,078,752	$51,452,785	$52,531,537
Residential	—	—	7,788,747	7,788,747	5,703,159	13,491,906
Land	—	—	1,860,068	1,860,068	150,000	2,010,068
	$—	$—	$10,727,567	$10,727,567	$57,305,944	$68,033,511

All of the loans that were 90 or more days past due as listed above were on non-accrual status as of December 31, 2015 and 2014. In addition, two commercial loans totaling approximately $11,588,000 as of December 31, 2014 were considered impaired but were restored to accrual status during 2014 because the Company had received consistent payments from the borrower over a six month period and management expected that the borrower would continue to keep the loans current with respect to principal and interest payments.  These two loans were paid off in full during the first quarter of 2015.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

The following tables show information related to impaired loans as of and for the years ended December 31, 2015, 2014 and 2013:

	As of December 31, 2015				Year Ended December 31, 2015
	Recorded Investment	Unpaid Principal Balance		Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$—	$—		$—	$2,300,846	$639,935
Residential	8,063,450	7,615,055		—	8,217,114	192,491
Land	—	—		—	310,011	216,904
	$8,063,450	$7,615,055	$		$10,827,971	$1,049,330
With an allowance recorded:
Commercial	$1,144,864	$1,078,752		$485,823	$1,119,594	$49,442
Residential	—	—		—	—	—
Land	—	—		—	—	—
	$1,144,864	1,078,752		$485,823	$1,119,594	$49,442
Total:
Commercial	$1,144,864	$1,078,752		$485,823	$3,420,440	$689,377
Residential	8,063,450	7,615,055		—	8,217,114	192,491
Land	—	—		—	310,011	216,904
	$9,208,314	$8,693,807		$485,823	$11,947,565	$1,098,772

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

	As of December 31, 2014			Year Ended December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$11,588,183	$11,588,183	$—	$16,686,997	$1,714,230
Residential	253,747	253,747	—	1,986,693	688,196
Land	1,860,068	1,860,068	—	2,440,015	173,484
	$13,701,998	$13,701,998	$—	$21,113,705	$2,575,910
With an allowance recorded:
Commercial	$1,079,699	$1,078,752	$550,010	$1,079,681	$47,958
Residential	7,983,345	7,535,000	1,839,345	7,983,366	150,000
Land	—	—	—	—	—
	$9,063,044	$8,613,752	$2,389,355	$9,063,047	$197,958
Total:
Commercial	$12,667,882	$12,666,935	$550,010	$17,766,678	$1,762,188
Residential	8,237,092	7,788,747	1,839,345	9,970,059	838,196
Land	1,860,068	1,860,068	—	2,440,015	173,484
	$22,765,042	$22,315,750	$2,389,355	$30,176,752	$2,773,868

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

	Year Ended December 31, 2013
	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$10,880,512	$704,623
Residential	2,841,401	134,702
Land	4,984,885	259,281
	$18,706,798	$1,098,606
With an allowance recorded:
Commercial	$1,079,699	$21,000
Residential	7,983,342	198,100
Land	8,761,503	—
	$17,824,544	$219,100
Total:
Commercial	$11,960,211	$725,623
Residential	10,824,743	332,802
Land	13,746,388	259,281
	$36,531,342	$1,317,706

The recorded investment balances presented in the above tables include amounts advanced in addition to principal on impaired loans (such as property taxes, insurance and legal charges) that are reimbursable by borrowers and are included in interest and other receivables in the accompanying consolidated balance sheets. Interest income recognized on a cash basis for impaired loans approximates the interest income recognized as reflected in the tables above. The average recorded investment and interest income recognized on impaired loans for which no related allowance was recorded presented in the above tables are disclosed as such, even if these impaired loans may have had an allowance recorded at some point during the year. In addition, the calculations of average recorded investment and interest income recognized in the above tables include loans that had been outstanding for some period of time during the year, but for which there was no recorded investment at the end of the year.

Troubled Debt Restructurings

The Company had allocated approximately $486,000 and $2,389,000 of specific reserves on loans totaling $9,208,000 and $20,265,000 (recorded investments before reserves) to borrowers whose loan terms had been modified in troubled debt restructurings as of December 31, 2015 and 2014, respectively.  The Company has not committed to lend additional amounts to any of these borrowers, other than discussed below.

There were no loans modified as troubled debt restructurings during the year ended December 31, 2015.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

        During the year ended December 31, 2014, the terms of one impaired loan were modified as a troubled debt restructuring. The loan was rewritten as the borrower had previously paid the principal balance down partially from sale proceeds. The maturity date was extended by six months to April 2015. All other terms of the loan remained the same. This loan was repaid in full during the fourth quarter of 2015.

During the year ended December 31, 2013, the terms of two loans were modified as troubled debt restructurings. One loan was modified to combine all principal, delinquent interest and advances into principal and provide for amortizing payments at a reduced interest rate over an extended maturity of 15 years. Another impaired loan was rewritten by the Company during the year whereby the Company repaid the unrelated first deed of trust on the subject property of approximately $5,899,000 and refinanced its second deed of trust by combining them into one first deed of trust in the amount of $9,625,000 with interest at 10% per annum due in five years. As part of the modification, approximately $659,000 of past due interest on the Company’s original note was paid from the proceeds of the rewritten loan, which was recorded as a discount against the principal balance of the new loan because the loan was impaired (net principal balance of $8,966,000). In addition, the Company loaned the borrower an additional $2,500,000 to fund certain improvements to the property (aggregate principal balance of $11,466,000). Both of these loans were repaid in full during the year ended December 31, 2015.

The following tables show information related to loan modifications made by the Company during the years ended December 31, 2014 and 2013 that constituted troubled debt restructurings:

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

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

NOTE 4 – INVESTMENT IN LIMITED LIABILITY COMPANY

During 2008, the Company entered into an Operating Agreement of 1850 De La Cruz LLC, a California limited liability company (“1850”), with Nanook Ventures LLC (“Nanook”), an unrelated party.  The purpose of the joint venture is to acquire, own and operate certain industrial land and buildings located in Santa Clara, California that were owned by the Company. The property was subject to a Purchase and Sale Agreement dated July 24, 2007 (the “Sale Agreement”), as amended, between the Company, as seller, and Nanook, as buyer.  During the course of due diligence under the Sale Agreement, it was discovered that the property was contaminated and that remediation and monitoring were required.  The parties agreed to enter into the Operating Agreement to restructure the arrangement as a joint venture.  At the time of closing in July 2008, the two properties were separately contributed to two new limited liability companies, Nanook Ventures One LLC and Nanook Ventures Two LLC, which are wholly owned by 1850. The Company and Nanook are the Members of 1850 and NV Manager, LLC is the Manager. (See Note 15 for further discussion of the Company’s environmental remediation obligation with respect to the properties owned by 1850.)

During the years ended December 31, 2015, 2014 and 2013, the Company received capital distributions from 1850 in the total amount of $177,000, $170,000 and $160,000, respectively. The net income to the Company from its investment in 1850 De La Cruz was approximately $175,000, $170,000 and $161,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

NOTE 5 - REAL ESTATE HELD FOR SALE

Real estate properties held for sale as of December 31, 2015 and 2014 consisted of properties acquired through foreclosure classified by property type as follows:

	December 31, 2015	December 31, 2014
Residential	$51,942,601	$—
Land (including land under development)	42,071,143	36,263,330
Retail	—	16,494,440
Golf course	—	2,020,410
Office	4,716,487	4,716,159
Industrial	1,460,935	—
	$100,191,166	$59,494,339

Transfers

During the year ended December 31, 2015, the Company transferred one property (golf course) from “Held for sale” to “Held for investment” because the property was no longer listed for sale and a sale was not likely within the next year. In addition, during the year ended December 31, 2015, the Company transferred seven properties (two industrial, two residential, one land, one storage and one marina) from “Held for investment” to “Held for sale” as the properties were listed for sale and sales were expected within the next year. Four of these properties were sold during 2015.

During the year ended December 31, 2014, the Company transferred three properties (one land, one marina and one residential) from “Held for sale” to “Held for investment” because the properties were no longer listed for sale and sales were not likely within the next year. In addition, during the year ended December 31, 2014, the Company transferred five properties (two land, two retail and one office) from “Held for investment” to “Held for sale” as the properties were listed for sale and sales were expected within the next year.

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

No losses were recorded as a result of transfers between “Held for sale” and “Held for investment” categories for the years ended December 31, 2015, 2014 and 2013.

Impairment Losses

During the year ended December 31, 2015, the Company recorded impairment losses totaling approximately $1,589,000 on the on the unimproved residential and commercial land located in Gypsum, Colorado due to a decrease in the listing price of the property and a new appraisal obtained as of December 31, 2015.

During the year ended December 31, 2014, the Company recorded an impairment loss of $179,000 on the marina property located in Oakley, California due to a decrease in the listing price of the property and a reduction in the fair market value estimated by management.

Sales

During the year ended December 31, 2015, the Company sold eight real estate properties (three retail, one residential, one storage, one industrial, one land and one marina) for aggregate net sales proceeds of approximately $48,602,000 and a carryback note in the amount of $4,650,000, resulting in gain on sales of real estate totaling approximately $21,666,000 ($19,187,000 to the Company after $2,479,000 gain attributable to noncontrolling interest). All of the gains from 2015 sales were accounted for using the full accrual method. In addition, the Company recognized gain of approximately $153,000 during the year ended December 31, 2015 that had previously been deferred related to the sale of  a real estate property in 2012.  The gain on the sale of that property was being accounted for under the installment method.

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

During the year ended December 31, 2013, the Company sold six real estate properties (three Land, one Residential, one Office and one Retail) for aggregate net sales proceeds of approximately $11,052,000 and carry back notes totaling $11,900,000, resulting in gain on sales of real estate (net) totaling approximately $2,585,000. In addition, the Company recognized gains of approximately $358,000 during the year ended December 31, 2013 that had previously been deferred related to the sales of real estate properties in 2012 and 2013.  The gains on the sales of those properties were being accounted for under the installment method.

Foreclosures

There was no real estate held for sale acquired through foreclosure during the year ended December 31, 2015.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

During the year ended December 31, 2014, the Company foreclosed on one loan secured by retail property located in San Jose, California with a principal balance of $690,000 and obtained the properties via the trustee’s sale. The fair market value of the property acquired was estimated to be higher than the Company’s recorded investment in the subject loan, and, thus, a gain on foreclosure in the amount of approximately $208,000 was recorded. This property was sold during the year ended December 31, 2015.

NOTE 6 - REAL ESTATE HELD FOR INVESTMENT

Real estate held for investment as of December 31, 2015 and 2014 consisted of properties acquired through foreclosure classified by property type as follows:
	December 31, 2015	December 31, 2014
Land	$8,112,676	$10,797,656
Residential	6,673,540	48,154,258
Retail	23,122,714	23,211,896
Office	4,315,608	4,416,108
Industrial	—	4,486,797
Storage	—	3,847,884
Marina	4,079,087	3,602,867
Assisted care	5,402,376	5,005,000
Golf course	1,941,245	—
	$53,647,246	$103,522,466

The balances of land and the major classes of depreciable property for real estate held for investment as of December 31, 2015 and 2014 are as follows:
	December 31, 2015	December 31, 2014
Land and land improvements	$23,443,676	$39,003,422
Buildings and improvements	33,119,166	70,594,331
	56,562,842	109,597,753
Less: Accumulated depreciation and amortization	(2,915,596)	(6,075,287)
	$53,647,246	$103,522,466

It is the Company’s intent to sell the majority of its real estate properties held for investment, but expected sales are not probable to occur within the next year.

Depreciation expense was approximately $1,971,000, $2,151,000 and $2,387,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

Impairment Losses

For purposes of assessing potential impairment of value during 2015, 2014 and 2013, the Company obtained updated appraisals or other valuation support for certain of its real estate properties held for investment. This resulted in the Company recording impairment losses in 2013 as follows:

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

2013
Two improved residential lots, West Sacramento, California	$13,440
Six improved residential lots, Coeur D’Alene, Idaho	652,800
$666,240

There were no impairment losses recorded on real estate held for investment for the years ended December 31, 2015 and 2014.

Foreclosures

There was no real estate held for investment acquired through foreclosure during the year ended December 31, 2015.

During the year ended December 31, 2014, the Company foreclosed on two loans secured by an assisted care facility located in Bensalem, Pennsylvania and unimproved land, a marina and campground located in Bethel Island, California with aggregate principal balances of approximately $6,981,000 and obtained the properties via the trustee’s sales.The fair market values of certain of the properties acquired were estimated to be higher than the Company’s recorded investments in the subject loans, and, thus a gain on foreclosure in the amount of approximately $257,000 was recorded.

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

NOTE 7 – LINES OF CREDIT PAYABLE

The Company borrows funds under the California Bank & Trust (“CB&T”) Line of Credit and the Opus Bank (“Opus”) Line of Credit (collectively, the “Funding Agreements”). As of December 31, 2015 and 2014, the outstanding balances and total commitments under the Funding Agreements consisted of the following:

	As of December 31, 2015		As of December 31, 2014

	Outstanding Balance	Total Commitment	Outstanding Balance	Total Commitment

CB&T Line of Credit	$8,289,500	$22,574,753	$11,450,000	$17,355,000
Opus Bank Line of Credit	12,626,000	12,626,000	—	16,721,000
Total	$20,915,500	$35,200,753	$11,450,000	$34,076,000

The Funding Agreements are generally collateralized by assignments of specific loans or real estate properties owned by the Company.

CB&T Line of Credit

In February 2014, the Company entered into a Credit Agreement and Advance Formula Agreement and related agreements with CB&T as the lender (the “CB&T Credit Facility”).The agreements were amended and restated in April 2015 to increase the maximum potential borrowings, to add First Bank as an additional lender and to increase the maximum borrowings available (total commitment) under the facility to the lesser of a $30,000,000 maximum or the amount determined pursuant to a borrowing base calculation described in the Advance Formula Agreement. Pursuant to the First Amendment to Amended and Restated Credit Agreement and Loan Documents dated March 1, 2016 (as further described in Note 16), the maximum commitment of the lenders has been increased from $30,000,000 to $50,000,000, such maximum commitment can be increased (on request of the Company and with the permission of the lenders) in the future to up to $75,000,000, and borrowings under the CB&T Credit Facility now mature on March 1, 2018.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

Such borrowings bear interest payable monthly at the prime rate of interest established by CB&T from time-to-time plus one quarter percent (.25%) per annum (3.75% at December 31, 2015). Upon a default such interest rate increases by 2.00%. The CB&T Credit Facility required the payment of an origination fee of $100,000 and other issuance costs totaling $177,000 that were capitalized to deferred financing costs and are being amortized to interest expense using the straight-line method through the maturity date of the CB&T Credit Facility. The Company is also subject to certain ongoing administrative fees and expenses.

Interest expense on the CB&T Credit Facility was approximately $431,000 and $458,000 during the years ended December 31, 2015 and 2014, respectively (including $126,000 and $69,000, respectively, in amortization of deferred financing costs).

Borrowings under the CB&T Credit Facility are secured by certain assets of the Company. These collateral assets will include the grant to CB&T of first-priority deeds of trust on certain real property assets and trust deeds of the Company to be identified by the parties from time-to-time and all personal property of the Company, which collateral includes the assets described in the Security Agreement and in other customary collateral agreements that will be entered into by the parties from time-to-time. As of December 31, 2015, the carrying amount and classification of loans (no real estate properties) securing the CB&T Credit Facility were as follows:

Loans:	December 31, 2015
Commercial	$30,449,442
Residential	917,016
Total	$31,366,458

The CB&T Credit Facility agreements contain financial covenants which are customary for a loan of this type. Management is not aware of any breach of these covenants as of December 31, 2015.

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

Advances under the Opus Credit Facility may be made by Opus until April 1, 2016.  All borrowings under the Opus Credit Facility bear interest payable monthly as follows: (i) commencing October 1, 2014, and on each successive six month anniversary during the term (the “Rate Change Date”), the rate of interest will be reset to the Six Month LIBOR rate of interest as reported on such Rate Change Date plus four percent (4.0%) per annum but in no event will the interest rate be lower than 4.5% per annum. The Six Month LIBOR rate was 0.85% at December 31, 2015. The interest rate on the Opus Credit Facility as of December 31, 2015 was 4.5%. Upon a default under the Opus Credit Facility such interest rate increases by an additional 5.00%. Commencing on May 1, 2016, in addition to the required interest payments, the Company is also required to make mandatory monthly principal payments and all amounts under the Opus Credit Facility are to be repaid not later than April 1, 2017.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

The Opus Credit Facility required the payment of an origination fee of $100,000 and other issuance costs totaling $231,000 that were capitalized as deferred financing costs and are being amortized to interest expense using the straight-line method through the maturity date of the Opus Credit Facility. The Company is also subject to certain ongoing administrative fees and expenses. Interest expense on the Opus Credit Facility was approximately $126,000 and $112,000 during the years ended December 31, 2015 and 2014, respectively (including $77,000 and $51,000, respectively, in amortization of deferred financing costs).

Borrowings under the Opus Credit Facility will be secured by certain of the Company's assets. These collateral assets will include the following types of assets to be identified by the parties and described in Borrowing Base Collateral Certificates  to be entered into by the parties from time-to-time: (i) the grant to Opus of first-priority deeds of trust on certain of the Company's real property assets that meet related eligibility requirements set forth in the Opus Credit Agreement (as further defined in the Opus Credit Agreement, the “REO Collateral”); and (ii) the grant to Opus of a collateral interest in mortgage loan promissory notes issued by the Company in the ordinary course of business that meet related eligibility requirements set forth in the Opus Credit Agreement (as further defined in the Opus Credit Agreement, the “Note Collateral”). As of December 31, 2015, the carrying amount and classification of loans and real estate properties securing the Opus Credit Facility were as follows:

Loans:	December 31, 2015
Commercial	$8,465,379
Real Estate:
Office	8,976,770
Industrial	1,460,935
Total	$10,437,705

The Opus Credit Facility contains financial covenants which are customary for loans of this type. Management is not aware of any breach of these covenants as of December 31, 2015.

NOTE 8 - NOTES AND LOANS PAYABLE ON REAL ESTATE

The Company had the following notes and loans payable outstanding as of December 31, 2015 and 2014:
	December 31, 2015	December 31, 2014	Interest Rate	Payment Terms/Frequency	Maturity Date
720 University, LLC Note Payable	$—	$9,741,463	N/A	N/A	Paid Off
Tahoe Stateline Venture, LLC Note #1	2,900,000	2,900,000	5.00%	Interest Only Semi-annual	December 2016
Tahoe Stateline Venture, LLC Note #3	500,000	500,000	5.00%	Interest Only Quarterly	August 2017
TOTB North, LLC Construction Loan Payable	16,009,906	1,007,919	4.61%	Amortizing Monthly	June 2017
TOTB Miami, LLC Loan Payable	12,693,231	12,975,167	4.61%	Amortizing Monthly	November 2017
Tahoe Stateline Venture, LLC Loan Payable	14,013,901	10,445,000	3.47%	Amortizing Monthly	January 2021
	$46,117,038	$37,569,549

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

The following table shows maturities by year on these notes and loans payable as of December 31, 2015:

Years ending December 31:
2016	$3,574,670
2017	29,299,854
2018	406,209
2019	420,531
2020	435,358
Thereafter	11,980,416
$46,117,038

720 University, LLC Note Payable

The Company had a note payable with a bank through its investment in 720 University, LLC (“720 University), which was secured by the retail development located in Greeley, Colorado. In November 2014, 720 University entered into an agreement to sell the property that secured this note payable, and the buyer extended a new loan to 720 University to repay the existing note payable. The refinancing closed in January 2015. The principal amount of the new loan was $9,771,263 and accrued interest at 6.0% per annum until paid off with the closing of the sale of the property to the buyer which occurred on June 15, 2015. 720 University incurred interest expense of approximately $265,000, $505,000 and $514,000 during the years ended December 31, 2015, 2014 and 2013, respectively.

Tahoe Stateline Venture, LLC Notes Payable

The Company obtained these obligations as a result of the foreclosure or purchase of nine parcels by TSV in 2013 and 2012. The Company repaid all of one note in the amount of $400,000 during the year ended December 31, 2014 to allow for the new Rabobank loan to be secured by the phase I retail building recently completed (see below). The Company also repaid $200,000 of one note during the year ended December 31, 2014 to allow demolition of the buildings on the land for the overall development in Phase II of the project. The Company paid approximately $170,000, $195,000 and $164,000 of interest on the notes during the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015 and 2014, there was approximately $18,000 and $19,000, respectively, in accrued but unpaid interest on these notes. The majority of the interest incurred has been capitalized to the basis of the land now under development.

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

The initial maturity date (the “Maturity Date”) of the North Loan is June 12, 2017, which may be extended at the option of TOTB North for two additional one year periods, subject to certain conditions. The balance of the loan was approximately $16,010,000 and $1,008,000 as of December 31, 2015 and 2014, respectively.

All outstanding borrowings under the North Loan bear interest equal to the floating daily Three Month LIBOR rate of interest (0.61% at December 31, 2015) plus four percent (4.0%) per annum (the “Note Rate”), but the Note Rate will not be lower than four and one-half percent (4.5%) per annum. The Note Rate as of December 31, 2015 was 4.61% per annum.  Upon a default under the North Loan documents the Note Rate increases by an additional eight percent (8.00%) per annum. Pursuant to a Limited Waiver/Acknowledgment executed in December 2015, interest only payments are payable monthly until the “Amortization Commencement Date” which is the earlier to occur of (i) October 1, 2016 or (ii) the first monthly payment date occurring after the Project is completed and the North property achieves a DSCR of greater than 1.25:1. Commencing on the Amortization Commencement Date, monthly principal payments are also required with principal amortizing over 300 months and the balance of the North Loan is due on the Maturity Date.

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

During 2014, TOTB North paid customary closing fees, disbursements and expenses, including an origination fee to Ozarks, which totaled $622,000. The majority of these costs were paid out of proceeds from the North Loan and capitalized to deferred financing costs and are being amortized to the Project using the straight-line method through the Maturity Date. During the years ended December 31, 2015 and 2014, approximately $207,000 and $121,000, respectively, of deferred financing costs were amortized to the Project. During the years ended December 31, 2015 and 2014, approximately $278,000 and $22,000, respectively, of interest was incurred which was capitalized to the Project.

The North Loan documents contain financial covenants of TOTB North and the Guarantors which are customary for loans of this type. Management is not aware of any breach of these covenants as of December 31, 2015.

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

All outstanding borrowings under the TOTB Miami Loan will bear interest equal to the floating daily Three Month LIBOR rate of interest (0.61% at December 31, 2015) plus four percent (4.0%) per annum (the “Note Rate”), but in no event will the Note Rate be lower than four and one-quarter percent (4.25%) per annum. The Note Rate as of December 31, 2015 was 4.61% per annum.  Upon a default under the TOTB Miami Loan documents, including any cross-default, the Note Rate increases by an additional eight percent (8.00%) per annum. Principal and interest is payable monthly with principal amortizing over 300 months, and the balance of the loan is due on the Maturity Date.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

TOTB was obligated to pay customary closing fees, disbursements and expenses, including an origination fee to the Lender, which totaled approximately $323,000. The majority of these costs were paid out of proceeds from the loan and capitalized to deferred financing costs and are being amortized to interest expense using the effective interest method through the Maturity Date. During the years ended December 31, 2015 and 2014, approximately $690,000 and $81,000, respectively, of interest expense was incurred (including approximately $129,000 and $12,000, respectively, of deferred financing costs amortized to interest expense).

The TOTB Miami Loan documents contain financial covenants of TOTB and the Guarantors which are customary for loans of this type. Management is not aware of any breach of these covenants as of December 31, 2015.

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

The maturity date of the TSV Loan is January 1, 2021 (the “Maturity Date”). All outstanding borrowings under the TSV Loan documents bear interest initially at a rate of 3.47% per annum (the “Long Term Adjustable Rate”), provided that on January 1, 2018 the Long Term Adjustable Rate will be reset to Lender’s then current market rate for three year fixed rate loans from comparable commercial real estate secured transactions, as determined by Lender in its sole discretion. Upon a default under the TSV Loan documents, the interest rate on the outstanding principal balance increases by an additional five percent (5.00%) per annum, and the rate on any other outstanding obligations thereunder increases to ten percent (10.00%) per annum. Prepayments under the TSV Loan documents are subject to certain prepayment fees; provided that during the 90 day period immediately prior to January 1, 2018, and the 90 day period immediately prior to the Maturity Date, TSV may prepay the entire unpaid balance of the Loan in full, without any Prepayment Fee or penalty.

During the term of the TSV Loan, TSV will make equal combined payments of principal and accrued interest on the first day of each month in an amount calculated to fully amortize the original principal amount over a period of 300 months, subject to certain adjustments and the balance of the TSV Loan is due on the Maturity Date.

The Credit Agreement required the payment of a closing fee of $108,750 and certain administrative fees totaling approximately $218,000. The majority of these costs were paid out of proceeds from the loan and capitalized to deferred financing costs and are being amortized to interest expense using the effective interest method through the Maturity Date. During the years ended December 31, 2015 and 2014, approximately $427,000 and $1,000, respectively, of interest expense was incurred (including approximately $36,000 and $0, respectively, of deferred financing costs amortized to interest expense).

The TSV Loan documents contain financial covenants which are customary for loans of this type. Management is not aware of any breach of these covenants as of December 31, 2015.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

NOTE 9 – STOCKHOLDERS’ EQUITY

Dividends

The following table presents the tax treatment for dividends paid by the Company on its Common Stock for the years ended December 31, 2015, 2014 and 2013:
								Dividend Classified as Return of Capital
			Dividends Classified as Ordinary Income			Capital Gain Distribution
	Total Dividends Paid(4)
Year		Dividends Paid Per Share	Percent	Dividends Paid Per Share	Qualified Dividend Income(5)	Percent	Dividend Paid Per Share	Percent	Dividends Paid Per Share
Common Stock:
2015 (1)	$4,347,331	$0.410	100.00%	$0.410	—	—	—	00.00%	$0.000
2014 (2)	$3,087,360	$0.287	100.00%	$0.255	—	—	—	00.00%	$0.000
2013 (3)	$2,530,290	$0.227	28.45%	$0.023	—	—	—	71.55%	$0.204

(1) Dividends declared and paid in 2015 per above do not include $1,313,657 which represented capital gains tax on 2015 undistributed capital gains paid on behalf of shareholders to the U.S. Treasury in January 2016 (and recorded as dividends paid and payable in the consolidated financial statements) and exclude the $1,292,160 dividend discussed in (2) below.
(2) Dividends for 2014 include a $1,292,160 dividend declared for shareholders of record as of December 31, 2014 and paid in January 2015. This amount consisted of a $0.07 per share special dividend and a $0.05 per share regular quarterly dividend. This dividend was a split-year dividend with $0.088 allocable to 2014 and $0.032 allocable to 2015 for federal income tax purposes. Dividends for 2014 exclude the $180,000 dividend discussed in (3) below.
(3) Dividends for 2013 do not include distributions paid prior to the conversion from OMIF to ORM on May 20, 2013 and include a $180,000 dividend declared for shareholders of record as of December 31, 2013 and paid in January 2014.
(4) Includes $2,914, $667, and $3,037 for 2015, 2014 and 2013, respectively, of dividends on shares repurchased under the stock repurchase plans discussed below that were in transit with respect to the deposit/withdrawal at custodian process and therefore not yet held as treasury shares on the record date of the dividends.  When such funds were subsequently received by the Company they were posted to retained earnings such that dividends reflected on the consolidated statement of stockholders’ equity are net of these amounts.
(5) Qualified dividend income is eligible for reduced dividend rates.

Stock Repurchase Programs

On August 9, 2013, the Board of Directors authorized a Rule 10b5-1 stock repurchase plan (the “2013 Repurchase Plan”) which permitted the Company to repurchase up to the lesser of $7 million of its Common Stock or five percent of the shares of Common Stock outstanding as of that date. During the years ended December 31, 2014 and 2013, the Company repurchased 26,208 and 403,910 shares of its Common Stock, respectively, under the plan for a total cost of approximately $325,000 and $5,024,000 (including commissions) and an average cost of $12.40 and $12.44 per share, respectively. The 2013 Repurchase Plan expired on May 19, 2014.

On May 27, 2015, the Board of Directors authorized a second Rule 10b5-1 stock repurchase plan (the “2015 Repurchase Plan”) under which permitted the Company to purchase up to $7.5 million of its Common Stock. During the year ended December 31, 2015, the Company repurchased 520,524 shares of its Common Stock under this plan for a total cost of approximately $7,503,000 (including commissions) and an average cost of $14.41 per share. The 2015 Repurchase Plan expires by its terms on May 12, 2016, but no further purchases will be made pursuant to this plan.

On December 11, 2015, the Board of Directors authorized a new Rule 10b5-1 stock repurchase plan (the “2016 Repurchase Plan”) under which the Company may purchase up to $7.5 million of its Common Stock. Under the 2016 Repurchase Plan, repurchases will be funded from available working capital, and the repurchased shares will return to the status of authorized but unissued shares of Common Stock. The 2016 Repurchase Plan provides for stock repurchases to commence on April 1, 2016 and is subject to certain price, volume and timing constraints specified in the brokerage agreement. There is no guarantee as to the exact number of shares that will be repurchased by the Company. The 2016 Repurchase Plan is set to expire on March 31, 2017, although the Company may terminate the Repurchase Plan at any time.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

NOTE 10 – RESTRICTED CASH

Contingency Reserves

In accordance with its charter, the Company is required to maintain cash, cash equivalents and marketable securities as contingency reserves in an aggregate amount of 1.50% of Capital as defined in the charter. Although the Manager believes the contingency reserves are adequate, it could become necessary for the Company to sell or otherwise liquidate certain of its investments or other assets to cover such contingencies on terms which might not be favorable to the Company, which could lead to unanticipated losses upon sale of such assets.

The contingency reserves required per the charter as of December 31, 2015 and 2014 were approximately $3,809,000 and $3,876,000 and are reported as restricted cash in the accompanying consolidated balance sheets. The $7,000,000 required to be held in non-interest bearing accounts as of December 31, 2015 pursuant to the Company’s two lines of credit agreements satisfies this contingency reserve requirement (see Note 7).

Escrow Deposits

Restricted cash includes deposits held in third party escrow accounts to pay property taxes and insurance on Company real estate in the amounts of approximately $225,000 and $249,000 as of December 31, 2015 and 2014, respectively.

NOTE 11 - INCOME TAXES

The Company operates in such a manner as to qualify as a REIT, under the provisions of the Internal Revenue Code of 1986, as amended (the "Code"); therefore, applicable REIT taxable income is included in the taxable income of its shareholders, to the extent distributed by the Company. To maintain REIT status for federal income tax purposes, the Company is generally required to distribute at least 90% of its REIT taxable income to its shareholders as well as comply, generally, with certain other qualification requirements as defined under the Code. As a REIT, the Company is not subject to federal corporate income tax to the extent that it distributes 100% of its REIT taxable income each year. During 2015, 2014 and 2013, the Company distributed at or in excess of 100% of its REIT taxable income to its stockholders. During 2015, the Company had net capital gains from the sales of real estate properties totaling approximately $3,753,000. Management decided to retain all net capital gains within the Company and not distribute them as is permitted for REITs.  However, the retention of the capital gains required the Company to make a payment to the U.S. Treasury Department on behalf of shareholders at the highest corporate tax rate (35%) in the total amount of approximately $1,314,000 in January 2016. This tax payment was accrued as dividends payable in the Company’s financial statements as of December 31, 2015. Shareholders’ pro-rata portion of the amount paid is to be reflected as tax payments on the individual shareholders’ tax returns.

Taxable income from non-REIT activities managed through the Company's taxable REIT subsidiary (“TRS”) (Lone Star Golf, Inc.) is subject to federal, state and local income taxes. The Company did not record a provision for current income taxes related to its TRS for the years ended December 31, 2015, 2014 and 2013 as it was in a net loss position. Deferred taxes related to temporary differences in book and taxable income as well as net operating losses of the TRS were not significant and the deferred taxes would likely not be realizable due to Lone Star’s loss history.

During the year ended December 31, 2015, the Company had a $267,000 taxable gain on sale of a real estate property. The gain was taxable because the subject property was designated as foreclosure property pursuant to the related REIT taxation rules. As a result, the Company recorded income tax expense of approximately $93,000 for the year ended December 31, 2015.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

As of December 31, 2015 and 2014, the Company has not recorded a reserve for any uncertain income tax positions. There has been no interest or penalties incurred to date. The Company has capital loss carryforwards from the sale of two properties during 2014 totaling approximately $822,000 as of December 31, 2014 that were used to offset capital gains during 2015.

As of December 31, 2015, income tax returns for the calendar years ended 2012 through 2015 remain subject to examination by IRS and/or any state or local taxing jurisdiction. Additionally, certain tax returns from the predecessor entity (OMIF) remain open for the calendar years ended 2011 and 2012, as well as the short year ended May 19, 2013.

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

OFG, at its sole discretion may, on a monthly basis, adjust the management and servicing fees as long as they do not exceed the allowable limits calculated on an annual basis. Even though the fees for a month may exceed 1/12 of the maximum limits, at the end of the calendar year the sum of the fees collected for each of the 12 months must be equal to or less than the stated limits. Management fees amounted to approximately $2,051,000, $1,727,000 and $1,664,000 for the years ended December 31, 2015, 2014 and 2013, respectively, and are included in the accompanying consolidated statements of income. Service fees amounted to approximately $186,000, $157,000 and $152,000 for the years ended December 31, 2015, 2014 and 2013, respectively, and are included in the accompanying consolidated statements of income. As of December 31, 2015 and 2014, the Company owed management and servicing fees to OFG in the amount of approximately $267,000 and $171,000, respectively.

The maximum servicing fees were paid to OFG during the years ended December 31, 2015, 2014 and 2013. The maximum management fees had been paid to OFG during the years ended December 31, 2015 and 2014. If the maximum management fees had been paid to OFG during the year ended December 31, 2013, the management fees would have been $1,668,000 (increase of $4,000), which would have decreased net income by approximately 0.05%.

In determining the management fees to pay to OFG, OFG may consider a number of factors, including current market yields, delinquency experience, uninvested cash and real estate activities. During the years ended December 31, 2015, 2014 and 2013, OFG elected to take close to the maximum compensation that it is able to take pursuant to the Company’s charter and will likely continue to take the maximum compensation for the foreseeable future.

Pursuant to the charter, OFG receives all late payment charges from borrowers on loans owned by the Company, with the exception of those loans participated with outside entities. The amounts paid to or collected by OFG for such charges on Company loans totaled approximately $30,000, $14,000 and $5,000 for the years ended December 31, 2015, 2014 and 2013, respectively. In addition, the Company remits other miscellaneous fees to OFG, which are collected from loan payments, loan payoffs or advances from loan principal (i.e. funding, demand and partial release fees). Such fees remitted to OFG totaled approximately $7,000, $4,000 and $1,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

OFG originates all loans the Company invests in and receives loan origination fees from borrowers. Such fees earned by OFG amounted to approximately $1,956,000, $1,228,000 and $658,000 on loans originated, rewritten or extended of approximately $80,488,000, $50,440,000 and $18,977,000 for the years ended December 31, 2015, 2014 and 2013, respectively. Such fees as a percentage of loans originated, rewritten or extended by the Company were 2.4%, 2.4% and 3.5% for the years ended December 31, 2015, 2014 and 2013, respectively.

OFG is reimbursed by the Company for the actual cost of goods, services and materials used for or by the Company and obtained from unaffiliated entities and the salary and related salary expense of OFG’s non-management and non-supervisory personnel performing services for the Company which could be performed by independent parties (subject to certain limitations in the Management Agreement). The amounts reimbursed to OFG by the Company were $590,000, $704,000 and $742,000 during the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015 and 2014, there was approximately $142,000 and $113,000, respectively, payable to OFG for reimbursable expenses and other fees owed. The Company also reimbursed certain of OFG’s officers for allowed expenses in the total amount of $1,000, $1,000 and $19,000 during the years ended December 31, 2015, 2014 and 2013, respectively.

The Company paid Investor’s Yield, Inc. (a wholly owned subsidiary of OFG) approximately $10,000, $30,000 and $34,000 in trustee’s fees related to certain foreclosure proceedings and other miscellaneous fees on Company loans during the years ended December 31, 2015, 2014 and 2013, respectively.

During 2015, the Company purchased OFG’s full interest in a loan secured by an industrial property located in San Ramon, California with a principal balance of $1,499,000 at face value.

NOTE 13 - RENTAL INCOME

The Company’s real estate properties held for sale and investment are leased to tenants under noncancellable leases with remaining terms ranging from one to nine years. Certain of the leases require the tenant to pay all or some operating expenses of the properties. The future minimum rental income from noncancellable operating leases due within the five years subsequent to December 31, 2015, and thereafter is as follows:

Year ending December 31:
2016	$4,237,991
2017	2,013,068
2018	1,727,579
2019	1,330,016
2020	597,827
Thereafter (through 2024)	1,390,454
$11,296,935

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

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

Impaired Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established.  A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement or when monthly payments are delinquent greater than ninety days. Once a loan is identified as impaired, management measures impairment in accordance with ASC 310-10-35.  Impairment is estimated by either the present value of expected cash flows discounted at the note rate or, as a practical expedient, the loan’s observable market price (if available) or the fair value of the underlying collateral, if collateral dependent.  The fair value of the loan’s collateral is determined by third party appraisals, broker price opinions, comparable property sales or other indications of value. Those impaired loans not requiring an allowance represent loans for which the fair value of the collateral exceed the recorded investments in such loans. At December 31, 2015 and 2014, the majority of the total impaired loans were evaluated based on the fair value of the collateral by obtaining third party appraisals that valued the collateral primarily by utilizing an income or market approach or some combination of the two.  In accordance with ASC 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser using observable market data, the Company records the impaired loan as nonrecurring Level 2.  When an appraised value is not available, when an appraisal includes significant unobservable inputs and assumptions or when management determines an adjustment to the appraised value is necessary in order to reflect management’s estimate of the fair value of the collateral, the Company records the impaired loan as nonrecurring Level 3. Unobservable market data included in appraisals often includes adjustments to comparable property sales for such items as location, size and quality to estimate fair values using a sales comparison approach.  Unobservable market data also includes cash flow assumptions and capitalization rates used to estimate fair values under an income approach.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

Real Estate Held for Sale and Investment

Real estate held for sale and investment includes properties acquired through foreclosure of the related loans. When property is acquired, any excess of the Company’s recorded investment in the loan and accrued interest income over the estimated fair market value of the property, net of estimated selling costs, is charged against the allowance for loan losses. Subsequently, real estate properties held for sale are carried at the lower of carrying value or fair value less costs to sell. The Company periodically compares the carrying value of real estate held for investment to expected future cash flows as determined by internally or third party generated valuations (including third party appraisals that primarily utilize an income or market approach or some combination of the two) for the purpose of assessing the recoverability of the recorded amounts. If the carrying value exceeds future undiscounted cash flows, the assets are reduced to fair value. As fair value is generally based upon an appraisal that may include observable data, unobservable data, or a combination thereof, the Company records these assets as nonrecurring Level 2 or Level 3 based on the same factors discussed in the impaired loans section above.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

There were no assets or liabilities measured at fair value on a recurring basis, nor were there any liabilities measured at fair value on a nonrecurring bases  at December 31, 2015 and 2014. The following table presents information about the Company’s assets measured at fair value on a nonrecurring basis as of December 31, 2015 and 2014:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
2015
Nonrecurring:
Impaired loans:
Commercial	$659,041	$—	$—	$659,041
Total	$659,041	$—	$—	$659,041

Real estate properties:
Land	$4,224,000	$—	$—	$4,224,000
Total	$4,224,000	$—	$—	$4,224,000

2014
Nonrecurring:
Impaired loans:
Commercial	$529,689	$—	$—	$529,689
Residential	6,144,000	—	—	6,144,000
Total	$6,673,689	$—	$—	$6,673,689

Real estate properties:
Commercial	$1,292,500	$—	$—	$1,292,500
Land	2,334,773			2,334,773
Total	$3,627,273	$—	$—	$3,627,273

The reversal of loan losses (net) based on the fair value of loan collateral less estimated selling costs for the impaired loans above totaled approximately $64,000 and $1,236,000 during the years ended December 31, 2015 and 2014, respectively. In addition to the $64,000 for the year ended December 31, 2015, another $1,840,000 of allowance for loan losses was reversed on a loan that had a specific reserve at December 31, 2014, but no specific reserve at December 31, 2015 and is thus, no longer carried at fair value. Impairment losses of approximately $1,589,000 and $179,000 were recorded on the real estate properties above during the years ended December 31, 2015 and 2014, respectively.

During the years ended December 31, 2015 and 2014, there were no transfers into or out of Levels 1 and 2.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2015 and 2014:

At December 31, 2015:
Description	Fair Value	Valuation Technique	Significant Unobservable Inputs	Input/Range	Weighted Average

Impaired Loans:
Commercial	$659,041	Appraisal	Estimate of Future Improvements	31.9%	N/A
			Capitalization Rate	7.0%	N/A
			Comparable Sales Adjustment	(20)% to 30%	N/A
Real Estate Properties:
Land	$4,224,000	Appraisal	Comparable Sales Adjustment	(33.4)%	N/A

At December 31, 2014:
Description	Fair Value	Valuation Technique	Significant Unobservable Inputs	Input/Range	Weighted Average

Impaired Loans:
Commercial	$529,689	Appraisal	Estimate of Future Improvements	13.6%	N/A
			Capitalization Rate	6.5%	N/A
			Comparable Sales Adjustment	(59)% to (2.3)%	N/A
Residential	$6,144,000	Appraisal	Estimate of Future Improvements	1.8%	N/A
			Discount Rate	12%	N/A
			Comparable Sales Adjustment	(10)% to 20%	N/A
Real Estate Properties:
Commercial	$1,292,500	Appraisal	Comparable Purchase Offers	(42)% to 13.4%	N/A
Land	$2,334,773	Appraisal	Comparable Sales Adjustment	5% to 62.8%	7.5%
			Discount Rate	8%	N/A

Where only one percentage is presented in the above table there was only one unobservable input of that type for one loan or property. Adjustments to comparable sales included items such as market conditions, location, size, condition, access/frontage and intended use. A weighted average of an unobservable input is presented in the table above only to the extent there were multiple impaired loans or real estate properties within that class measured at fair value on a nonrecurring basis.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

          The approximate carrying amounts and estimated fair values of financial instruments at December 31, 2015 and 2014 are as follows:

		Fair Value Measurements at December 31, 2015
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$1,256,000	$1,256,000	$—	$—	$1,256,000
Restricted cash	7,225,000	7,225,000	—	—	7,225,000
Loans, net	104,901,000	—	—	104,895,000	104,895,000
Investment in limited liability company	2,141,000	—	—	2,850,000	2,850,000
Accrued interest and advances receivable	1,105,000	—	—	1,105,000	1,105,000

Financial liabilities
Due to Manager	$409,000	$—	$409,000	$—	$409,000
Accrued interest payable	229,000	—	211,000	18,000	229,000
Lines of credit payable	20,916,000	—	20,916,000	—	20,916,000
Notes payable	46,117,000	—	28,703,000	17,245,000	45,948,000

		Fair Value Measurements at December 31, 2014
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$1,414,000	$1,414,000	$—	$—	$1,414,000
Restricted cash	6,249,000	6,249,000	—	—	6,249,000
Loans, net	65,164,000	—	—	66,009,000	66,009,000
Investment in limited liability company	2,143,000	—	—	2,352,000	2,352,000
Accrued interest and advances receivable	838,000	—	—	838,000	838,000

Financial liabilities
Due to Manager	$284,000	$—	$284,000	$—	$284,000
Accrued interest payable	175,000	—	113,000	62,000	175,000
Lines of credit payable	11,450,000	—	11,450,000	—	11,450,000
Notes payable	37,570,000	—	24,428,000	13,155,000	37,583,000

The following methods and assumptions were used by the Company in estimating the fair value of each class of financial instruments:

Cash, cash equivalents and restricted cash: The carrying values of cash and cash equivalents and restricted cash approximate the fair values because of the relatively short maturity and/or liquid nature of these instruments and are classified as Level 1.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

Loans, net: Except as it relates to impaired loans measured at fair value on a nonrecurring basis discussed previously, the fair value of loans is estimated using discounted cash flow methodology, using discount rates, which, in the opinion of management, best reflect current market interest rates that would be offered for loans with similar characteristics and credit quality but are often unobservable resulting in a Level 3 classification. Accrued interest and advances receivable relate to loans and are thus classified as Level 3.

Investment in limited liability company: The fair value of the Company’s investment in limited liability company is estimated based on an appraisal obtained and is classified as Level 3 because the appraisal itself and/or adjustments thereto include unobservable data similar to the unobservable data discussed in the disclosures related to assets measured at fair value on a nonrecurring basis.

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

Notes and loans payable: The fair values of the Company’s notes and loans payable and related accrued interest payable are estimated based upon comparable market indicators of current pricing for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities resulting in either a Level 2 or Level 3 classification. Generally, Level 2 inputs are used for notes and loans payable with maturities of one year or less or that have been entered into in relatively close proximity to the balance sheet date and Level 3 inputs are used for other notes and loans payable. Accrued interest payable associated with the notes and loans payable is also classified as either Level 2 or Level 3.

Due to Manager: The carrying values of Due to Manager is estimated to approximate fair value due to the short term nature of this instrument and is classified as Level 2.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Environmental Remediation Obligations

The Company has an obligation to pay all required costs to remediate and monitor contamination of the real properties owned by 1850. As part of the Operating Agreement executed by the Company and its joint venture partner in 1850, Nanook, the Company has indemnified Nanook against all obligations related to the expected costs to monitor and remediate the contamination. In 2008, the Company had accrued an amount that a third party consultant had estimated would be needed to remediate the site. The majority of clean-up activities were completed during 2012 as part of the tenant’s construction of a new building on the site. Thus, approximately $460,000 was paid by the Company from the previously established liability and an additional $100,000 was accrued during the year ended December 31, 2012 as a result of an updated estimate of the remediation costs. As of December 31, 2015 and 2014, the remaining liability totaled approximately $36,000 and $60,000, respectively. In February 2016, the Company obtained a no further action letter from the water board, which effectively relieves the Company of any future remediation responsibility for the site.

During the course of due diligence performed by a potential buyer of TOTB Miami during 2012, a low level of arsenic was found in the ground water of a monitoring well located on the property owned by TOTB Miami. While the level of arsenic exceeds the minimum level acceptable for drinking water standards, the water under this property is subject to tidal influence and is not used for domestic consumption.  TOTB Miami has retained an environmental consultant to perform additional testing and analysis with the goal of petitioning the appropriate governmental agency to issue a no further action letter for this property due to the low level of contamination and the low quality of the ground water under the property.  At this time, the costs of any potential remediation and/or monitoring are unknown and cannot be estimated. As of December 31, 2015 and 2014, approximately $104,000 and $79,000, respectively, had been paid/accrued to perform testing and analysis.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

Contractual Obligations

The Company has entered into various contracts for design, architectural, engineering, foundation work and construction for the phase II development of the land previously owned by TSV and now owned by Zalanta Resort at the Village, LLC (“Zalanta”). The aggregate amount of these contracts totaled approximately $30,606,000 of which approximately $3,855,000 has been incurred as of December 31, 2015 in addition to other capitalized costs related to the construction project of $1,690,000 (total of $5,745,000). Management expects that all costs for this project will be paid from cash reserves, advances from the lines or credit and/or construction financing to be obtained in the future. It is possible that additional change orders will be submitted and construction costs may be higher than expected.

The Company has also entered into contracts for design, architectural, engineering, demolition, concrete remediation and construction related to the renovation of the vacant apartment building owned by TOTB North in the aggregate amount of approximately $21,289,000 of which approximately $18,205,000 has been incurred to December 31, 2015 in addition to other capitalized costs related to the construction project of $1,969,000 (total of $20,174,000). Management expects that all costs for this project will be paid from cash reserves or the construction loan. It is possible that additional change orders will be submitted and construction costs may be higher than expected.

As of December 31, 2015, the Company has commitments to advance additional funds to borrowers of construction, rehabilitation and other loans in the total amount of approximately $16,395,000 (including approximately $1,923,000 in interest reserves).

Legal Proceedings

The Company is involved in various legal actions arising in the normal course of business.  In the opinion of management, such matters will not have a material effect upon the financial position of the Company.

NOTE 16 – SUBSEQUENT EVENTS

Sale of Certain Real Estate. In January and February 2016, the Company sold one industrial building complex located in Paso Robles, California and one building in an office complex located in Roseville, California for total net sales proceeds of $6,479,000 and gains totaling $4,839,000.

Amendment to CB&T Credit Facility. On March 4, 2016, the Company entered into an amendment (the “Amendment”) to the CB&T Credit Facility documents with CB&T, as administrative agent, swingline lender and as a lender, and First Bank, as a lender. The Amendment increases the current maximum commitment of the lenders from $30,000,000 to $50,000,000 and permits the maximum commitment of the lenders, including such additional lenders as may be added by the parties, to be increased to $75,000,000 in the future if requested by the Company and approved by the lenders. The Amendment documents also extend the maturity date for borrowings under the CB&T Credit Facility to March 1, 2018, amend certain financial covenants in the Credit Facility, and require payment by the Company to the lenders of an origination fee of $250,000.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

NOTE 17 – SUMMARY QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

The following tables represent unaudited summarized quarterly financial data of the Company for the years ended December 31, 2015, 2014 and 2013 which, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's results of operations.

	Three Months Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015

Total revenues	$4,432,455	$4,414,217	$5,987,048	6,409,831
Total expenses	2,817,184	3,998,225	4,463,246	5,453,674
Operating income	1,615,271	415,992	1,523,802	956,157
Gain on sale of real estate, net	6,787,254	—	14,825,858	205,441
Gain on foreclosure of loans	—	—	—	—
Net income before income tax expense	8,402,525	415,992	16,349,660	1,161,598
Income tax expense	93,335	—	—	—
Net income	8,309,190	415,992	16,349,660	1,161,598
Less: Net income attributable to non-controlling interests	(36,891)	(31,671)	(2,588,884)	(9,878)
Net income attributable to common stockholders	$8,272,299	$384,321	$13,760,776	$1,151,720
Earnings per common share (basic and diluted)	$0.80	$0.04	$1.28	$0.11
Weighted average number of common shares outstanding (basic and diluted)	10,310,149	10,538,735	10,768,001	10,768,001
Dividends declared per share of Common Stock	$0.08	$0.08	$0.18	$0.07

	Three Months Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014

Total revenues	$5,192,110	$4,705,357	$4,054,311	3,868,473
Total expenses	2,315,046	3,950,850	3,569,826	3,597,568
Operating income	2,877,064	754,507	484,485	270,905
Gain on sale of real estate, net	503,254	113,113	2,349,808	277,184
Gain on foreclosure of loans	207,734	—	—	257,020
Net income	3,588,052	867,620	2,834,293	805,109
Less: Net income attributable to non-controlling interests	(13,693)	(83,797)	(23,409)	(44,546)
Net income attributable to common stockholders	$3,574,359	$783,823	$2,810,884	$760,563
Earnings per common share (basic and diluted)	$0.33	$0.07	$0.26	$0.07
Weighted average number of common shares outstanding (basic and diluted)	10,768,001	10,768,001	10,768,001	10,769,498
Dividends declared per share of Common Stock	$0.12	$0.05	$0.05	$0.05

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

	Three Months Ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013

Total revenues	$3,519,922	$3,676,957	$3,560,035	3,652,441
Total expenses	3,558,651	3,223,871	(2,526,996)	3,231,443
Operating income (loss)	(38,729)	453,086	6,087,031	420,998
Gain on sale of real estate, net	230,765	251,887	2,429,872	30,337
Gain on foreclosure of loans	—	—	—	952,357
Net income	192,036	704,973	8,516,903	1,403,692
Less: Net (income) loss attributable to non-controlling interests	(21,162)	(3,899)	(2,085,886)	26,240
Net income attributable to common stockholders	$170,874	$701,074	$6,431,017	$1,429,932
Earnings per common share (basic and diluted)	$0.02	$0.06	$0.57	$0.13
Weighted average number of common shares outstanding (basic and diluted)	10,920,690	11,196,646	11,198,119	11,198,119
Dividends declared per share of Common Stock	$0.05	$0.05	$0.15	$0.00

OWENS REALTY MORTGAGE, INC.
FINANCIAL STATEMENT SECHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2015

Description	Encumbrances	Initial Cost	Capitalized Costs	Sales	Impairment Writedowns	Accumulated Depreciation		Carrying Value	Date Acquired	Depreciable Lives

169 Condominium Units & 160 Unit Vacant Apartment Building Under Renovation, Miami, Florida	$28,703,137 Note and Construction Loan Payable	$ 31,768,696	$ 20,173,905	$—	$—	$ —	Note 4	$51,942,601	2/2/2011	N/A

Commercial Residential Land under Development (TSV), South Lake Tahoe, California	$2,900,000 Note Payable	10,822,156	12,272,325	—	—	—		23,094,481	Various	N/A

Retail Complex (TSV), South Lake Tahoe, California	$14,013,901 Note Payable	6,409,617	17,469,822	—	—	(756,725)		23,122,714	Various	5-39 Years

Commercial Residential Land under Development (Zalanta), South Lake Tahoe, California	$500,000 Note Payable	7,049,406	5,744,855	—	—	—		12,794,261	Various	N/A

Residential and Commercial Land, Gypsum, Colorado	None	9,600,000	53,434	—	(5,429,434)	—	Note 5	4,224,000	10/1/2011	N/A

Assisted Living Facility, Bensalem, Pennsylvania	None	5,018,166	567,184	—	—	(182,974)		5,402,376	12/12/2014	5-27.5 Yrs

Medical Office Condominium Complex, Gilbert, Arizona	None	4,535,781	180,706	—	—	—	Note 6	4,716,487	5/19/2010	N/A

60 Condominium Units, Lakewood, Washington	None	6,616,881	65,503	—	(1,882,384)	(580,343)	Note 7	4,219,657	8/20/2010	27.5 Years

Office Condominium Complex, Roseville, California	None	8,569,286	303,178	(1,095,670)	(3,712,707)	(505,701)	Note 8	3,558,386	9/26/2008	2-39 Years

75 Residential Lots, Auburn, California	None	13,746,625	36,745	—	(9,904,826)	—	Note 9	3,878,544	9/27/2007	N/A

12 Condominium & 3 Commercial Units, Tacoma, Washington	None	2,486,400	84,909	—	—	(211,072)		2,360,237	7/8/2011	27.5-39 Years

Marina & Boat Club with 179 Boat Slips, Isleton, California	None	2,002,525	680,727	—	—	(82,892)		2,600,360	1/29/2013	5-15 Years

Undeveloped, Industrial Land, San Jose, California	None	3,025,992	—	—	(1,067,592)	—	Note 10	1,958,400	12/27/2002	N/A

Golf Course, Auburn, California	None	2,063,970	123,640	—	—	(246,365)		1,941,245	6/20/2009	10-39 Yrs

Unimproved residential and commercial land, Bethel Island, California	None	2,336,640	—	(1,867)	—	—		2,334,773	3/11/2014	N/A

Miscellaneous Real Estate	None	(349,524)	5,689,890	Various	Various

TOTALS		$(2,915,596)	$153,838,412

NOTE 1: All real estate listed above was acquired through foreclosure or deed in lieu of foreclosure other than certain parcels of the commercial and residential land under development located in South Lake Tahoe, California that was purchased in 2012 and 2014 and one office condominium unit purchased in 2015.

NOTE 2: Changes in real estate held for sale and investment were as follows:
Balance at beginning of period (1/1/13)	$127,773,349
Additions during period:
Acquisitions through foreclosure	19,602,478
Investments in real estate properties	9,017,333
Subtotal	156,393,160
Deductions during period:
Cost of real estate properties sold	18,023,870
Impairment losses on real estate properties	666,240
Depreciation of properties held for investment	2,387,086
Balance at end of period (12/31/13)	$135,315,964

Balance at beginning of period (1/1/14)	$135,315,964
Additions during period:
Acquisitions through foreclosure	9,572,406
Investments in real estate properties	21,866,298
Amortization of deferred financing costs capitalized to construction project	120,952
Subtotal	166,875,620
Deductions during period:
Cost of real estate properties sold	1,529,227
Impairment losses on real estate properties	179,040
Depreciation of properties held for investment	2,150,548
Balance at end of period (12/31/14)	$163,016,805

Balance at beginning of period (1/1/15)	163,016,805
Additions during period:
Acquisitions through foreclosure	—
Investments in real estate properties	25,274,125
Amortization of deferred financing costs capitalized to construction project	207,347
Subtotal	188,498,277
Deductions during period:
Cost of real estate properties sold	31,099,086
Impairment losses on real estate properties	1,589,434
Depreciation of properties held for investment	1,971,345
Balance at end of period (12/31/15)	$153,838,412

NOTE 3: Changes in accumulated depreciation were as follows:
Balance at beginning of period (1/1/13)	$6,518,160
Additions during period:
Depreciation expense	2,387,086
Previous accumulated depreciation on real estate moved back to held for investment	849,125
Subtotal	9,754,371
Deductions during period:
Accumulated depreciation of real estate sold during 2013	8,663
Accumulated depreciation on real estate moved to held for sale	145,989
Balance at end of period (12/31/13)	$9,599,719

Balance at beginning of period (1/1/14)	$9,599,719
Additions during period:
Depreciation expense	2,150,548
Subtotal	11,750,267
Deductions during period:
Accumulated depreciation on real estate moved to held for sale	5,674,980
Balance at end of period (12/31/14)	$6,075,287

Balance at beginning of period (1/1/15)	6,075,287
Additions during period:
Depreciation expense	1,971,345
Subtotal	8,046,632
Deductions during period:
Accumulated depreciation on real estate moved to held for sale	5,131,036
Balance at end of period (12/31/15)	$2,915,596

NOTE 4: Property was moved to Held for Sale during 2015 and accumulated depreciation up to that time of $2,791,304 is shown net with the Initial Cost above.
NOTE 5: Write-downs totaling $5,429,434 were recorded on this property during 2012 and 2015 based on third party appraisals and a reduction in the listing price.
NOTE 6: Property was moved to Held for Sale during 2014 and accumulated depreciation up to that time of $504,219 is shown net with the Initial Cost above.
NOTE 7: A write-down of $1,608,100 was recorded on this property during 2011 based on a third party appraisal. Accumulated depreciation of $274,284 was netted with basis at time of write-down and is reflected in write-down amount above.
NOTE 8: Write-downs totaling $3,712,707 were recorded on this property during 2010 and 2011 based on third party appraisals and comparable sales.
NOTE 9: Write-downs totaling $9,904,826 were recorded on this property during 2009 through 2012 based on broker's opinions of value and third party appraisals.
NOTE 10: Write-downs totaling $1,067,592 were recorded on this property in 2010 through 2012 based on third party appraisals.
NOTE 11: The aggregate cost of the above real estate properties for Federal income tax purposes is approximately $208,705,000.

OWENS REALTY MORTGAGE, INC.
FINANCIAL STATEMENT SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
 DECEMBER 31, 2015
Description	Interest Rate	Final Maturity date	Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal	Principal Amount of Loans Subject to Delinquent Payments
TYPE OF PROPERTY
Commercial	5.00-10.00%	Current to November 2018	$76,800,297	$1,078,752	$1,078,752
Residential	7.50-11.00%	Current to March 2028	24,675,867	7,373,501	7,615,055
Land	8.00-9.00%	February 2016 to April 2017	5,267,643	—	—
TOTAL			$106,743,807	$8,452,253	$8,693,807

AMOUNT OF LOAN
$0-500,000	7.50-8.50%	February 2016 to March 2028	$2,127,129	$—	$241,554
$500,001-1,000,000	7.50-8.00%	March 2016 to February 2018	8,452,554	—	—
$1,000,001-5,000,000	5.00-10.00%	Current to November 2018	66,990,244	1,078,752	1,078,752
Over $5,000,000	7.50-11.00%	Current to January 2018	29,173,880	7,373,501	7,373,501
TOTAL			$106,743,807	$8,452,253	$8,693,807

POSITION OF LOAN
First	5.00-11.00%	Current to March 2028	$103,716,010	$8,452,253	$8,693,807
Second	7.75-8.25%	June 2016 to July 2017	3,027,797	—	—
TOTAL			$106,743,807	$8,452,253	$8,693,807
NOTE 1:                           All loans are arranged by or acquired from an affiliate of the Company, namely Owens Financial Group, Inc., the Manager.
NOTE 2:
Balance at beginning of period (1/1/13)	$70,262,262
Additions during period:
New loans, including from sales of real estate properties	31,618,852
Advances moved to principal of loans	22,880
Subtotal	101,903,994
Deductions during period:
Collection of principal	15,641,192
Foreclosures	27,466,509
Balance at end of period (12/31/13)	$58,796,293

Balance at beginning of period (1/1/14)	$58,796,293
Additions during period:
New loans	44,505,577
Discount accretion	122,004
Subtotal	103,423,874
Deductions during period:
Collection of principal	27,718,917
Foreclosures	7,671,446
Balance at end of period (12/31/14)	$68,033,511

Balance at beginning of period (1/1/15)	$68,033,511
Additions during period:
New loans, including from sale of real estate property	73,389,645
Discount accretion	536,816
Subtotal	141,959,972
Deductions during period:
Collection of principal	35,216,165
Foreclosures	—
Balance at end of period (12/31/15)	$106,743,807

NOTE 3:  Included in the above loans are the following loans which exceed 3% of the total loans as of December 31, 2015:
Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal or Interest

Office Building and Single Family Home Dublin, California	8.00%	6/1/16	Interest and principal due monthly	0	8,500,000	8,465,379	0

Condominiums Phoenix, Arizona	11.00%	7/1/09	Interest only, balance due at maturity	0	7,535,000	7,373,501	7,373,501

Office Building Dublin, California	7.50%	1/1/18	Interest only, balance due at maturity	0	7,000,000	7,000,000	0

Hotel Novi, Michigan	7.75%	12/31/17	Interest only, balance due at maturity	0	8,835,000	6,335,000	0

Storage Facility Stockton, California (carryback loan from sale of property)	7.50%	2/29/16	Interest only, balance due at maturity	0	4,650,000	4,650,000	0

Unimproved Land Fairfield, California	9.00%	4/15/17	Interest only, balance due at maturity	0	4,500,000	4,500,000	0

Office Building San Francisco, California	7.75%	11/1/17	Interest only, balance due at maturity	0	4,250,000	4,250,000	0

Condominiums Las Vegas, Nevada	7.75%	1/1/18	Interest only, balance due at maturity	0	3,920,000	3,680,000	0

Marina Tiburon, California	8.00%	10/1/17	Interest only, Balance due at maturity	0	3,500,000	3,500,000	0

Office Building Chula Vista, California	7.50%	11/1/18	Interest only, Balance due at maturity	0	5,600,000	3,232,998	0
TOTALS				$0	$58,290,000	$52,986,878	$7,373,501

NOTE 4:  The aggregate cost of the Company’s loans for Federal income tax purposes is approximately $106,744,000 as of December 31, 2015.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Management of the Company carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2015.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting, as that term is defined in Rule 13a-15(f) under the Exchange Act, in the fiscal quarter ending December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) under the Exchange Act, for the Company. Under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of the internal control over financial reporting was conducted based on the framework established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). There are inherent limitations in any internal control system over financial reporting, which may not prevent or detect misstatements. The Company’s internal control system over financial reporting is designed to provide reasonable assurance of achieving its objectives and management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2015.

Attestation Report of Independent Registered Public Accounting Firm

Crowe Horwath LLP, our independent registered public accounting firm, has audited our financial statements included in this Annual Report and has issued an attestation report on the effectiveness of our internal control over financial reporting, which is included in Item 8 of this Annual Report.

Item 9B. OTHER INFORMATION

There is no information required to be disclosed in a report on Form 8-K during the fourth quarter of the year ended December 31, 2015 that has not been so reported.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors of the Company.

Our Board of Directors is comprised of five members divided into three classes serving staggered terms of three-years each, with a term of office of only one of these three classes of directors expiring each year.   M. Lyman Bates, Jr.  is the Class I director, Bryan H. Draper and James M. Kessler are the Class II directors, and William C. Owens and Dennis G. Schmal are the Class III directors.Set forth below is certain information about each director of the Company as of the date of this Annual Report.  The business address of each of the directors is c/o Owens Realty Mortgage, Inc., 2221 Olympic Boulevard, Walnut Creek, California 94595.

Class I Director (Term expires at the 2017 Annual Meeting):

M. Lyman Bates, Jr. – Mr. Bates, age 73, has been a member of our Board since the consummation of the Merger of our predecessor, OMIF, with and into the Company on May 20, 2013.  From 2005 to 2013, Mr. Bates served as a consultant to Deloitte & Touche LLP as a Regional Compliance Officer.  From 1976 to 2005, Mr. Bates served as an Audit Partner for Deloitte & Touche LLP.  He participated in and managed audit engagements in the real estate, construction, high tech, leasing and retail industries ranging from private start-ups to $30 billion public corporations.  He served as the National Audit Partner for the leasing industry for over ten years.  Mr. Bates received a B.A. degree from Williams College and a M.B.A. with a concentration in accounting from Stanford University in 1966.  He is a Certified Public Accountant licensed in California and a member of the American Institute of Certified Accountants. Mr. Bates is also a Member of the Society of Corporate Compliance & Ethics and a Certified Compliance Professional.

Mr. Bates’ extensive experience in audit, accounting and other financial matters, as well as his familiarity with the leasing and real estate industries, make him well qualified to serve as a director of the Company and strengthens our Board’s collective qualifications, skills, experience and viewpoints.

Class II Directors (Terms expire at the 2018 Annual Meeting):

Bryan H. Draper – Mr. Draper, age 58, has served as our President and CEO since January 2016 and as a member of our Board since the consummation of the Merger on May 20, 2013.  Mr. Draper served as the Secretary and Treasurer of the Company from its inception in 2012 until January 2016, and as our Chief Financial Officer from January 2013 to January 2016.  He has also been Chief Financial Officer and Corporate Secretary of our Manager since December 1987, and a member of the Board of Directors of the Manager since January 1997. Mr. Draper is also currently the Chief Financial Officer of Investors Yield, Inc. (a California Trust Company) which is owned 100% by the Manager. Mr. Draper is expected to continue as a director and Corporate Secretary and Chief Financial Officer of the Manager until he resigns or is replaced by a vote of the Manager’s stockholders and board of directors, respectively.  Mr. Draper is a certified public accountant and is responsible for all accounting, finance, and tax matters for the Manager. Mr. Draper received a Master’s degree in business administration from the University of Southern California in 1981.

Mr. Draper’s extensive experience in the mortgage financing and real estate industries, his deep knowledge of our business as our Chief Executive Officer, as our former Chief Financial Officer and as the Chief Financial Officer of our Manager, as well as his expertise in accounting and financial matters make him well qualified to serve a director of the Company and strengthens our Board’s collective qualifications, skills, experience and viewpoints.

James M. Kessler – Mr. Kessler, age 63, has been a member of our Board since the consummation of the Merger on May 20, 2013.  He has been the President of Stonehenge Property Group, a private real estate development and advisory services company, since its inception in August 2005.  Mr. Kessler founded Stonehenge Property Group and is responsible for all of its operations including budgets, business plans, property acquisition and development, financing and leasing.  From January 2004 to July 2005, he was the founder and principal of Highland Development Company, a retail acquisition and development company that was part of the Marcus & Millchap group of companies.  From April 2002 to October 2003, Mr. Kessler served as the Chief Operating Officer of ScanlanKemperBard Companies, a private real estate investment firm.  From July 1999 to February 2002, he served as the Chief Development Officer of Federal Realty Investment Trust, a publicly traded REIT.  While at Federal Realty Investment Trust, Mr. Kessler was responsible for establishing and managing regional and satellite offices, development, redevelopment, construction, operations, asset management and leasing.  From December 1989 to July 1999, Mr. Kessler was the Chief Development Officer of Burnham Pacific Properties/The Martin Group, a publically traded REIT.  From 1985 to December 1989, he served as the Director of Marketing of Transpacific Development, a private real estate development and management company.  Mr. Kessler received his bachelor’s degree in business administration and management from Golden Gate University in 1981.

Mr. Kessler’s extensive experience in the real estate investment, development and management industries and his senior management positions in two publicly traded REITs make him well qualified to serve as a director of the Company and strengthens our Board’s collective qualifications, skills, experience and viewpoints.

Class III Directors (Terms Expire at the 2016 Annual Meeting):

William C. Owens – Mr. Owens, age 65, has been our executive Chairman of the Board since ORM’s inception in 2012. Mr. Owens also served as our President from our inception in 2012 until January 2016, and as our Chief Executive Officer from January 2013 until January 2016.  He has been President of our Manager since April 1996, and is a member of the Board of Directors and the Loan Committee of the Manager and its Chief Executive Officer. Mr. Owens is expected to continue as a director and President and Chief Executive Officer of the Manager until he resigns or is replaced by a vote of the Manager’s stockholders and board of directors, respectively. From 1979 until April 1996, he served as a Senior Vice President of the Manager. Mr. Owens is also currently the President of Investors Yield, Inc. (a California Trust Company) which is owned 100% by the Manager. Mr. Owens has been active in real estate construction, development, and mortgage financing since 1973. Prior to joining Owens Mortgage Company in 1979, Mr. Owens was involved in mortgage banking, property management and real estate development.  As President of the Manager, Mr. Owens is responsible for the overall activities and operations of the Manager, including corporate investment, operating policy and planning.  In addition, he is responsible for loan production, including the underwriting and review of potential loan investments.  Mr. Owens graduated from Westmont College in 1973 and is a licensed real estate broker.

Mr. Owens’ extensive experience in the mortgage financing and real estate industries, his deep knowledge of our business as our executive Chairman of the Board, as our former Chief Executive Officer and as the Chief Executive Officer of our Manager, and his prior leadership experience make him well qualified to serve as Chairman of our Board and strengthens our Board’s collective qualifications, skills, experience and viewpoints.

Dennis G. Schmal – Mr. Schmal, age 69, has been a member of our Board since the consummation of the Merger on May 20, 2013. Since 2003, Mr. Schmal has served as a director and a member of the audit (chairman), nominating, and compensation committees of Merriman Holdings, Inc., a securities and investment banking firm.  In May of 2015, Mr. Schmal began service as a director and as chair of the audit committee of a public technology company, Blue Calypso, Inc. Mr. Schmal has also served as a director, and is the chairman of the audit committees, of the public investment funds overseen by three asset management complexes, AssetMark GuideMark/GuidePath Funds (since 2006), the Wells Fargo GAI Hedge Funds (since 2008), and the Cambria ETF Series (since 2013). In addition, from May 2005 until July 2014, Mr. Schmal served as chairman of the board of directors of Pacific Metrics Corporation, a private company in the educational assessment/software field. Mr. Schmal served as chairman of the board of directors of a technology industry startup, Sitoa Global Inc., from January 2012 until April 2013. From August 2004 to November 2011, he served as a member of the board of directors, audit committee (chairman) and compensation committee of Varian Semiconductor, a semiconductor equipment manufacturer.  From October 2008 to May 2011, he served as a director and chairman of the audit committee of Grail Advisors EFT Trust, an exchange traded fund complex.  From September 2006 to May 2008, Mr. Schmal served as a director and chairman of the audit committee of North Bay Bancorp, a bank holding company.  From February 1972 to April 1999, Mr. Schmal was employed by Arthur Andersen LLP, primarily as a partner overseeing the delivery of accounting and audit services. During his career with Arthur Andersen LLP, Mr. Schmal specialized in working with companies in the financial services sector, including the commercial banking, securities/investment banking and asset management industries.  Mr. Schmal received a Bachelor of Science in Business Administration – Finance and Accounting Option from California State University, Fresno in 1972 and holds a CPA certificate (retired).

Mr. Schmal’s extensive experience serving on boards and the audit and other key committees of multiple private and public companies, as well as his extensive expertise in accounting and financial matters, make him well qualified to serve as a director of the Company and strengthens our Board’s collective qualifications, skills, experience and viewpoints.

Executive Officers of the Company that are not Directors.

Set forth below is certain information about each executive officer that is not also a director of the Company as of the date of this Annual Report. The business address of each executive officer is c/o Owens Realty Mortgage, Inc., 2221 Olympic Blvd., Walnut Creek, CA 94595.

Name	Age	Information about Executive Officers
William E. Dutra	53

Mr. Dutra has served as an Executive Vice President of the Manager since March 2014 and member of the Board of Directors and the Loan Committee of the Manager since January 1997. Mr. Dutra previously served as a Senior Vice President of the Manager and has been one of its employees since February 1986. Mr. Dutra has responsibility for loan committee review, loan underwriting and loan production.

Melina A. Platt	49
Ms. Platt was appointed as the Company’s Chief Financial Officer and Treasurer in January 2016, and has been the Controller of the Manager since May 1998.  Ms. Platt is a certified public accountant and is responsible for all accounting, finance, and regulatory agency filings of the Company. Ms. Platt was previously a Senior Manager with KPMG LLP.

Daniel J. Worley	44
Mr. Worley has served as a Senior Vice President of the Manager since June 2013 and is responsible for capital markets, investor relations, regulatory compliance, and governance. Mr. Worley has served as Secretary of the Company since January 2016, and was Assistant Secretary of the Company from June 2013 until January 2016. In addition, he is a member of the senior management team and participates in executive management and strategy. Prior to joining the Company, from July 2012 to June 2013, he served as a consultant to OMIF. From July 2010 to October 2011, he was the Chief Strategy Officer at Mason-McDuffie Real Estate where his responsibilities included executive management, strategy, corporate development, governance, and legal matters. From May 2001 to October 2010, he co-founded and served as the Chief Operating Officer of NorthPoint Financial Group/SmartZip Analytics where his responsibilities included executive management, strategy and governance. From January 1998 to May 2001, he was the Managing Director of the Berkeley Center for Advanced Technology where his responsibilities included venture fund management, investment due diligence, investment oversight and investor relations.

Brian M. Haines	38
Mr. Haines has served as a Senior Vice President of the Manager since January 2014 and as a Loan Officer of the Manager since 2007. Mr. Haines’ focus is on originating and structuring debt investments, developing and fostering broker relationships and asset management oversight. Prior to joining the Manager, Mr. Haines co-owned and operated a private lending firm headquartered in Northern California. He is a director of the Bay Area Mortgage Association (BAMA) and an active member of the Urban Land Institute (ULI) and California Mortgage Association (CMA).

Audit Committee

Our Board of Directors has a standing Audit Committee, established in accordance with the requirements of the SEC and NYSE MKT rules. The Audit Committee’s purpose and responsibilities are more fully set forth in the committee’s charter, which was adopted by our Board of Directors on May 20, 2013, and is available on our web site at www.owensmortgage.com.  The current members of the Audit Committee are the independent directors, Messrs. Bates, Kessler and Schmal. Our Board of Directors has determined that Mr. Bates (the chairman) qualifies as an “audit committee financial expert” for purposes of, and as defined by, applicable SEC rules and has the requisite accounting or related financial management expertise required by the NYSE MKT rules. In addition, our Board has determined that all of the members of the Audit Committee are financially literate as required by the NYSE MKT rules.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics, which requires our directors, employees, officers (including our Chief Executive Officer and Chief Financial Officer), and the personnel of our Manager, to abide by high standards of business conduct and ethics. The Code of Business Conduct and Ethics covers a variety of topics, including those required by the SEC and the NYSE MKT rules. Topics covered include, but are not limited to, conflicts of interest, confidentiality of information, and compliance with laws and regulations. The Code of Business Conduct and Ethics is available for viewing on our web site at www.owensmortgage.com, and a copy may also be obtained by stockholders, free of charge, by writing to us at Owens Realty Mortgage, Inc., 2221 Olympic Boulevard, Walnut Creek, CA 94595, Attention: Daniel Worley, Secretary. The Code of Business Conduct and Ethics was adopted by our Board of Directors on May 20, 2013.

Procedures for Recommending Director Nominees

      There have been no material changes to the procedures described in the Company's proxy statement relating to the 2015 Annual Meeting of Stockholders by which stockholders may recommend director nominees to the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and holders of more than 10% of the outstanding shares of Common Stock (“10% Holders”) to file with the SEC and the NYSE initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of ORM. Directors, executive officers and 10% Holders are required by the SEC’s regulations to furnish us with copies of all Section 16(a) forms and amendments thereto filed during any given year.

Based on the review of copies of the Section 16(a) reports and amendments thereto furnished to us and/or written representations from our directors, executive officers and 10% Holders, we believe that for the year ended December 31, 2015 our directors, executive officers and 10% Holders complied with all Section 16(a) filing requirements applicable to them, except that Mr. Draper inadvertently failed to timely file a Form 4 reporting the purchase of 100 shares of Common Stock of the Company through his family trust.

Item 11. EXECUTIVE COMPENSATION

Compensation Committee Interlocks and Insider Participation

Messrs. Schmal, Kessler and Bates served as members of our Compensation Committee during 2015 and none of them served as an officer, former officer or employee of ours or had a relationship disclosable under Item 404 of Regulation SK. Further, during 2015, none of our executive officers served as a member of the board of directors or compensation committee (or equivalent) of any other entity, one of whose executive officers served as one of our directors or on our Compensation Committee.

Compensation Discussion and Analysis

We have no employees other than six full-time and one part-time employees (none of whom is an officer) that work for one of our subsidiaries. We are managed by our Manager pursuant to the terms of our charter and the Management Agreement between the Company and our Manager. See Item 13 in this Annual Report for a description of certain relevant terms of the charter and the Management Agreement including the management and other fees payable to our Manager thereunder and our expense reimbursement obligations to our Manager.

We do not have agreements with any of our executive officers or any employees of our Manager with respect to their compensation. Our executive officers are employees of our Manager and do not receive cash, equity or other compensation from us for serving as our executive officers. We did not pay any compensation to our executive officers nor did we make any grants of equity or other plan-based awards of any kind to them during 2015 or through the date of this Annual Report.  None of our executive officers received any options or stock directly from us prior to the date of this Annual Report. We do not provide any of our executive officers with pension benefits or nonqualified deferred compensation plans. We do not have any employment agreements with any persons and are not obligated to make any payments to any of our executive officers upon termination of employment or a change in control of us.

Compensation Committee Report

Our Compensation Committee reviewed and discussed with our management the “Compensation Discussion and Analysis” contained in this Annual Report. Based on that review and discussions, our Compensation Committee recommends to our Board of Directors that the “Compensation Discussion and Analysis” be included in this Annual Report.

By the Compensation Committee:
Dennis George Schmal, Chair
                James Matthew Kessler
M. Lyman Bates, Jr.

The foregoing Compensation Committee Report  shall not be deemed under the Securities Act or the Exchange Act to be (i) “soliciting material” or “filed” or (ii) incorporated by reference by any general statement into any filing made by us with the SEC, except to the extent that we specifically incorporate such report by reference.

Compensation of Independent Directors

Each of our independent directors, Messrs. Bates, Kessler and Schmal, were appointed to our Board of Directors on May 20, 2013 in connection with the completion of the Merger. In 2015, each of our independent directors was paid a cash retainer at an annual rate of $20,000, payable in advance in quarterly installments of $5,000. In addition, in 2015, Mr. Bates was paid an additional retainer at the annual rate of $5,000 for services as the Chairman of the Audit Committee, and Mr. Schmal was paid an additional retainer at the annual rate of $5,000 in aggregate for services as the Chairman of both the Compensation Committee and Nominating and Corporate Governance Committee, which retainers are payable in advance in semi-annual installment on the first day of January and July of each year.  For 2016 we have continued to pay the same cash retainers that we paid in 2015 to our independent directors. We also reimburse all members of our Board for their travel expenses incurred in connection with their attendance at our Board, committee and stockholder meetings. We pay directors’ fees only to those directors who are independent under the NYSE MKT rules.

The following table summarizes the compensation received by our independent directors for the fiscal year ended December 31, 2015.
Name	Fees Earned or Paid in Cash($)
M. Lyman Bates, Jr.	$25,000
James M. Kessler	$20,000
Dennis G. Schmal	$25,000

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of
March 9, 2016 (unless otherwise indicated), of each current director and director nominee, each of our executive officers, our executive officers and directors as a group and each stockholder known to management to own beneficially more than 5% of the outstanding shares of our Common Stock. Unless otherwise indicated, we believe that the beneficial owner set forth in the table has sole voting and investment power.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Percentage of Common Stock Beneficially Owned
Beneficial owners of more than 5%:
Freestone Investments, LLC Freestone Capital Management, LLC Gary Furukawa(2) 701 Fifth Avenue, Suite 7400 Seattle, Washington 98104	850,049	8.30%
Nantahala Capital Management, LLC(3) 19 Old Kings Highway South, Suite 200 Darien, CT 06820	1,060,724	10.35%
Executive officers and directors:
William C. Owens (4)(5)	179,985	1.76%
Bryan H. Draper(6)	88,292	*
James M. Kessler(7)	29,074	*
Dennis G. Schmal	3,000	*
M. Lyman Bates, Jr.	300	*
Daniel J. Worley	2,000	*
William E. Dutra(8)	20,589	*
Melina A. Platt	3,910	*
Brian M. Haines(9)	7,908	*

All executive officers and directors as a group (9 persons)	335,058	3.27%
___________________________
*	Less than one percent.

(1)	The address of each of the executive officers and directors listed above is c/o Owens Realty Mortgage, Inc., 2221 Olympic Boulevard, Walnut Creek, California 94595.

(2)
This information is based on a Schedule 13G/A filed with the SEC on February 3, 2016.  An aggregate of 850,049 shares of Common Stock are beneficially owned by Freestone Investments, LLC, a Washington limited liability company (“FI”), Freestone Capital Management, LLC, a Delaware limited liability company (“FCM”), and Gary I. Furukawa (“Furukawa”, and collectively, the “Reporting Persons”). FI is the general partner of Freestone Opportunity Partners LP (“FOP”) and Freestone Opportunity Qualified Partner LP (“FOQP”), and reports beneficial ownership of 284,985 shares of Common Stock held directly by FOP and 396,208 shares of Common Stock held directly by FOQP.  FCM is the investment manager for FOP and FOQP, as well as various managed accounts that own Common Stock and  reports beneficial ownership of the 284,985 shares of Common Stock held directly by FOP, the 396,208 shares of Common Stock held directly by FOQP and an additional 168,856 shares of Common Stock held in managed accounts.  Furukawa reports beneficial ownership of an additional 118,445 shares of Common Stock and has reported he may be deemed a beneficial owner of the shares of Common Stock held by FI and FCM due to his directorship of Freestone Capital Holding, LLC which directly or indirectly owns all the equity of FI and FCM.

(3)
This information is based on a Schedule 13G filed with the SEC on January 8, 2016, by Nantahala Capital Management, LLC, a Massachusetts limited liability company (“Nantahala”), Wilmot Harkey and Daniel Mack (collectively the “Reporting Persons”). The Reporting Persons report that Nantahala may be deemed to be beneficial owner of 1,060,724 shares of Common Stock held by funds and separately managed accounts under its control and, as the managing members of Nantahala, each of Messrs. Harkey and Mack may also be deemed the beneficial owner of those shares.

(4)
Mr. Owens owns 64.389% of Owens Financial Group, Inc., our Manager and shares voting power at the Manager with Mr. Draper, Mr. Dutra and Mr. Haines, each of whom owns the following percentage of the Manager: Draper – 16.798%; Dutra – 16.798%; and Haines – 2.015%. Mr. Owens’ is reporting beneficial ownership of 83,049 shares of Common Stock held by the Manager directly and 13,736 shares of Common Stock held by Investors Yield. Inc. (a wholly-owned subsidiary of the Manager), with respect to which he has shared voting and investment power. Mr. Owens disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein.

(5)
Includes: 360 shares of Common Stock held by Owens Trust dated February 24, 1998, the trustee of which is Mr. Owens. Also includes 4,637 shares of Common Stock held by Belmar, a California limited partnership of which Mr. Owens owns 49.22%.  Mr. Owens disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein. Also includes 6,361 shares of Common Stock held indirectly by Mr. Owens spouse and 57,460 shares of Common Stock owned indirectly through the Owens Financial Group 401(k) Plan.

(6)
Includes 4,543 shares of Common Stock held by Draper Family Partnership of which Mr. Draper is a 50% owner.  Mr. Draper disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein.  Also includes: (i) 32,713 shares of Common Stock held by Draper Family Trust dated May 16, 2000 of which Mr. Draper is co-trustee; (ii) 3,275 shares of Common Stock indirectly by Mr. Draper’s spouse; (iii) 47,461 shares of Common Stock held in Individual Retirement Accounts of which Mr. Draper is sole beneficiary; and (iv) 300 shares of Common Stock owned by Mr. Draper’s child. Does not include 83,049 shares of Common Stock held by the Manager directly and 13,736 shares of Common Stock held by Investors Yield, Inc.

(7)
Mr. Kessler owns 29,074 shares of Common Stock through two trusts. Mr. Kessler has sole voting and investment power over 17,836 shares of Common Stock held in one of those trusts and shared voting and investment power over shares of Common Stock held in the other trust.

(8)
Includes 2,689 shares of Common Stock held by The Dutra Trust of which Mr. Dutra is a co-trustee and 17,900 shares of Common Stock owned indirectly through the Owens Financial Group 401(k) Plan. Does not include 83,049 shares of Common Stock held by the Manager directly and 13,736 shares of Common Stock held by Investors Yield. Inc.

(9)
Includes 1,248 shares of Common Stock held in an Individual Retirement Account and 3,973 shares of Common owned indirectly through the Owens Financial Group 401(k) Plan. Does not include 83,049 shares of Common Stock held by the Manager directly and 13,736 shares of Common Stock held by Investors Yield. Inc.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transaction Policy and Procedures

The Company has adopted a written policy for approval of transactions and arrangements between the Company and the Company’s current and recent former directors, director nominees, current and recent former executive officers, greater than five percent stockholders and their immediate family members, and entities where any of the foregoing persons is employed or serves as a general partner, principal or in a similar position (each, a “Related Party”).

The policy provides that the Audit Committee reviews certain transactions subject to the policy and determines whether or not to approve or ratify those transactions. In doing so, the Audit Committee takes into account, among other things, whether the transaction is on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third party under similar circumstances, the extent of the Related Party’s interest in the transaction, and the conflicts of interest provisions and corporate opportunity provisions of the Company’s Code of Business Conduct and Ethics.  The Related Party transaction must be approved or ratified by the Audit Committee in accordance with the provisions of the policy and in accordance with relevant provisions of the Company’s charter, bylaws and applicable provisions of the MGCL.

The Audit Committee has considered and adopted standing pre-approvals under the policy for certain limited transactions with Related Parties that meet specific criteria. Information on transactions subject to pre-approval is to be provided to the Audit Committee at its next regularly scheduled meeting. Pre-approved transactions are limited to:

•
compensation to an executive officer or director of the Company if (a) the related compensation is required to be reported in the Company’s proxy statement under the SEC’s compensation disclosure requirements or (b) the executive officer is not an immediate family member of another executive officer or director of the Company, the related compensation would be reported in the Company’s proxy statement under the SEC’s compensation disclosure requirements if the executive officer was a “named executive officer,” and the Compensation Committee approved (or recommended that our Board approve and the Board has approved) such compensation;

•
certain transactions in the Company’s ordinary course of business where the Related Party’s interest arises only from:  (a) the Related Party’s position as a director of another entity that is a party to the transaction; (b) from direct or indirect ownership by such Related Party and all other Related Parties, in the aggregate, of less than a 5% equity interest in another person (other than a partnership) that is a party to the transaction; (c) from both such position described in (a) and ownership described in (b); or (d) from the Related Party’s position as a limited partner in a partnership  in which all Related Parties in the aggregate have an interest of less than 5% and the Related Party  is not a general partner of and does not have another position in such partnership;

•
certain transactions in the Company’s ordinary course of business where the Related Party’s interest arises solely from the ownership of the Company’s Common Stock and holders of the Company’s Common Stock received the same benefit on a pro rata basis; and

•
certain transactions involving a Related Party where the rates or charges involved are determined by competitive bids, or transactions involving the rendering of services as a common or contract carrier, or as a public utility, at rates or charges fixed in conformity with law or a governmental authority.

Related Party Transactions

Ownership of the Manager

The voting common stock of our Manager, Owens Financial Group, Inc., is owned as follows: 64.389% by William C. Owens, 16.798% by Bryan H. Draper, 16.798% by William E. Dutra and 2.015% by Brian M. Haines.

Management Fees and Expenses

We have entered into a Management Agreement with our Manager, Owens Financial Group, Inc., which describes the services to be provided by our Manager.  The compensation payable to the Manager for those services and certain other important provisions relating to the Manager are described in our charter. The Manager manages our day-to-day operations and business, subject to the supervision and oversight of our Board of Directors.  The Manager is required to act in accordance with policies and restrictions contained in the Company’s charter and such additional investment policies as may be adopted by our Board of Directors.

The Management Agreement continues in effect for the duration of the existence of the Company, unless earlier terminated by the affirmative vote of the holders of a majority of the outstanding shares of Common Stock, by the Manager in response to an amendment to its compensation that it does not consent to, automatically in certain circumstances relating to the assignment of the Management Agreement, or by either party for cause as defined therein.

The Management Agreement provides that the fees payable to the Manager as described in the charter may not be changed without the approval of the Board (including a majority of the independent members of the Board), the holders of a majority of the outstanding shares of Common Stock and the Manager; provided that stockholder approval is not required to adjust the Manager’s compensation so long as such adjustment will not have a significant adverse impact on the stockholders of the Company. The charter provides for the payment of the following fees by the Company and by borrowers:

Fees paid by the Company. The Manager is entitled to receive the following fees from the Company:

•
Management Fee.  The Manager receives a management fee payable monthly, subject to a maximum fee of 2.75% per year of the average unpaid balance of the Company’s mortgage loans at the end of each month in the calendar year. The maximum payment is calculated on an annual basis; thus, the management fee in any one month could exceed .2292% (2.75% / 12 months) of the unpaid balance of Company’s mortgage loans at the end of such month, provided that the maximum annual management fee will not exceed 2.75% of the average unpaid balance the Company’s mortgage loans at the end of each month in the calendar year. Management fees amounted to approximately $2,051,000 and $1,727,000 for the years ended December 31, 2015 and 2014, respectively.

•
Loan Servicing Fee.  The Manager may act as servicing agent with respect to the Company’s mortgage loans, in consideration for which it will be entitled to receive from ORM a monthly fee, which, when added to all other fees paid in connection with the servicing of a particular loan, does not exceed the lesser of the customary, competitive fee in the community where the loan is placed for the provision of such mortgage services on that type of loan, or up to 0.25% per year of the unpaid balance of ORM’s mortgage loans at the end of each month. Servicing fees amounted to approximately $186,000 and $157,000 for the years ended December 31, 2015 and 2014, respectively.

Fees paid by borrowers. The Manager is entitled to receive directly from borrowers the following fees:

•
Acquisition and Origination Fees.  The Manager or its affiliates is entitled to receive and retain all fees and commissions paid or payable to it by any party other than ORM and any subsidiary in connection with ORM making or investing in mortgage loans. Included in the computation of such fees or commission is any selection fee, mortgage placement fee, nonrecurring management fee and any origination fee, loan fee or points paid by borrowers to the Manager or any fee of a similar nature, however designated. Such fees earned by the Manager amounted to approximately $1,956,000 and $1,228,000 on loans originated or extended of approximately $80,488,000 and $50,440,000 for the years ended December 31, 2015 and 2014, respectively.

•
Late Payment Charges.  The Manager is entitled to receive and retain all additional charges paid by borrowers on delinquent loans and loans past maturity held by ORM, including additional interest and late payment fees. The amounts paid to or collected by the Manager for late payment charges totaled approximately $30,000 and $14,000 for the years ended December 31, 2015 and 2014, respectively.

•
Other Miscellaneous Fees. ORM remits other miscellaneous fees to the Manager, which are collected from loan payments, loan payoffs or advances from loan principal (i.e. funding, demand and partial release fees). Such fees remitted to the Manager totaled approximately $7,000 and $4,000 for the years ended December 31, 2015 and 2014, respectively.

      The Manager is entitled to be reimbursed by ORM for any expenses (subject to certain exceptions outlined in the charter and the Management Agreement) paid by the Manager, including, without limitation, legal and accounting expenses, filing fees, printing costs, and goods, services and materials used by or for ORM. Additionally, the Manager is entitled to reimbursements for salaries for non-management and non-supervisory services.  For the years ended December 31, 2015 and 2014, ORM recorded expenses totaling approximately $590,000 and $704,000, respectively, related to expense reimbursements to the Manager. ORM also reimbursed certain of the Manager’s officers for allowed expenses in the total amount of $1,000 and $1,000 during the years ended December 31, 2015 and 2014, respectively.

ORM paid Investor’s Yield, Inc. (a wholly owned subsidiary of the Manager) approximately $10,000 and $30,000 in trustee’s fees related to certain foreclosure proceedings on ORM loans during the years ended December 31, 2015 and 2014, respectively.

TOTB Miami

Ownership Interest of the Manager in TOTB. TOTB Miami was formed to own and operate a condominium complex located in Miami, Florida that was acquired through foreclosure and a series of related transactions. The condominium complex consists of three buildings on 5.41 acres of land, two of which have been previously renovated and in which 169 units remain unsold and one of which contains 160 vacant units that are currently undergoing renovation.  During 2014 TOTB North was formed as a wholly-owned subsidiary of TOTB Miami and the vacant 160 unit apartment building (the “Apartments”) and the related 2.37 acre parcel of land were contributed by TOTB Miami to TOTB North.

The Company owns an 80.74% interest in TOTB Miami and the Manager is the owner of the other 19.26% interest. Income and loss allocations are now made based on these percentages. ORM and the Manager earned net income from TOTB Miami of approximately $311,000 and $74,000, respectively, during 2015.

TOTB North Construction Loan and Guaranty. On June 12, 2014, TOTB North entered into a secured Construction Loan Agreement with Bank of the Ozarks (“Ozarks”) as the lender providing Borrower with a loan (the “North Loan”) of up to $21,304,000, for the purpose of renovating and improving the Apartments. As a condition to providing the North Loan, Ozarks required a joint and several completion guaranty from the Company and the Manager with respect to completion of the Apartments, a joint and several repayment guaranty from the Company and the Manager that guarantees repayment of the North Loan subject to certain limitations, and a joint and several carve-out guaranty from the Company and the Manager that provides a guaranty with respect to standard “bad-boy” carve-out provisions.

The largest outstanding principal balance of the North Loan during 2015 was $16,010,000, the outstanding balance at December 31, 2015 was $16,010,000 and $17,573,000 at March 9, 2016, and the Company made no principal payments during 2015.  The interest rate on the North Loan is the floating daily Three Month LIBOR rate plus four percent (4.0%) per annum, with a floor rate of four and one-half percent (4.5%).  The interest rate as of March 9, 2016 was 4.63% per annum, and interest expense incurred on the loan totaled $278,000 in 2015 (advanced from loan and capitalized to the construction project). During 2015, the Company and the Manager contributed an additional $1,170,000 and $279,000, respectively, due to increased construction costs for the Project.

TOTB Miami Loan and Guaranty.  On November 17, 2014, TOTB Miami entered into a Loan Agreement with Ozarks providing TOTB Miami a loan (the “TOTB Loan”) of $13,000,000.  As a condition to providing the TOTB Loan, Ozarks required a joint and several repayment guaranty from the Company and the Manager that guarantees repayment of the TOTB Loan subject to certain limitations, and a joint and several carve-out guaranty from the Company and the Manager that provides a guaranty with respect to standard “bad-boy” carve-out provisions.

The net cash proceeds from the TOTB Loan were distributed to the members of TOTB Miami ($10,256,000 to ORM and $2,446,000 to the Manager) in 2014. The largest outstanding principal balance of the TOTB Loan during 2015 was $12,952,000, the outstanding balance at December 31, 2015 was $12,693,000 and $12,620,000 at March 9, 2016, and the Company made aggregate principal payments of $282,000 during 2015.  The interest rate on the TOTB Loan is the floating daily Three Month LIBOR rate plus four percent (4.0%) per annum, with a floor rate of four and one-quarter percent (4.25%). The interest rate as of March 9, 2016 was 4.63% per annum, and interest expense incurred on the loan totaled $690,000 in 2015 (including $129,000 in amortization of deferred financing costs).

TOTB North Construction Agreements.  During 2014 and 2015, TOTB North entered into various contracts for the design, engineering, first phase demolition and concrete remediation and second phase construction for the renovation of the Apartments at TOTB North in the aggregate amount of approximately $21,289,000 of which approximately $18,205,000 had been incurred as of December 31, 2015. In addition, another $1,969,000 in renovation-related costs, interest, property taxes, and amortization of deferred financing costs have been capitalized (total of $20,174,000) as of December 31, 2015.

Guaranty of Opus Bank Line of Credit

On April 22, 2014, the Company entered into the Opus Credit Facility to provide the Company with a revolving line of credit of up to $20 million subject to the terms and conditions of this facility.  As a condition to providing the Opus Credit Facility, Opus Bank required the Company’s Chairman of the Board, William C. Owens, to enter into a Carveout Payment Guaranty (the “Guaranty”), dated April 22, 2014, in favor of Opus.  Mr. Owens’ delivered the Guaranty in his individual capacity and as sole trustee of Owens Trust, a California trust controlled by Mr. Owens, to guarantee performance by the Company of certain specified obligations under the Opus Credit Facility.

The largest outstanding principal balance of the Opus Credit Facility during 2015 was $12,626,000, the outstanding balance at December 31, 2015 was $12,626,000 and there was no balance outstanding at March 9, 2016. The interest rate on the Opus Credit Facility is reset every six months to the Six Month LIBOR rate of interest on such rate change date plus four percent (4.0%) per annum but in no event will the interest rate be lower than 4.5% per annum.  The interest rate as of March 9, 2016 was 4.5% per annum, and interest expense incurred on the line of credit totaled $126,000 in 2015 (including $77,000 in amortization of deferred financing costs).

Office Lease

ORM does not have any separate offices. The Manager operates from its executive offices at 2221 Olympic Boulevard, Walnut Creek, California 94595, or the Executive Office. The lessor of the Executive Office is Olympic Blvd. Partners, a California General Partnership (“OBP”), of which the Manager is a 50% general partner. The Executive Office is the sole asset of OBP. The lease agreement, or the Office Lease, between OBP and the Manager for the Executive Office has a term extending until December 31, 2019. The Manager pays rent in the amount of $15,975 per month to OBP under the Office Lease (increasing to the prevailing market rate beginning January 1, 2017).  For each of the years ended December 31, 2015 and 2014, Owens Financial Group paid $191,700 and $170,400 to OBP for use of the Executive Office. The Executive Office is subject to a deed of trust in the amount of $670,800 as of December 31, 2015 with monthly payments of interest and principal of $4,565.88 and the remaining principal balance of $617,013 due on February 28, 2018. The loan is subject to a prepayment penalty equal to 1% of any unscheduled principal payments made in the twelve month period prior to January 31, 2016.

Director Independence

The Company’s corporate governance guidelines provide that a majority of the directors serving on our Board must be “independent” as defined by the NYSE MKT rules.   Based upon its review of all relevant facts and circumstances, our Board has affirmatively determined that three of our five current directors, M. Lyman Bates Jr., Dennis G. Schmal and James M. Kessler, qualify as independent directors under applicable SEC and NYSE MKT rules. In addition, our Board’s three standing committees, the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, are each composed entirely of independent directors as required by the charters of those committees.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarizes the aggregate fees (including related expenses) billed to us for professional services provided by Crowe Horwath LLP for the fiscal years ended December 31, 2015 and 2014:

	Fiscal Year Ended December 31, 2015	Fiscal Year Ended December 31, 2014
Audit Fees	$218,000	$205,000
Audit-Related Fees	4,500	—
Tax Fees	47,075	—
All Other Fees	4,605	10,015

Total	$274,180	$215,015

Audit Fees.  Audit fees consist of fees and expenses billed by Crowe Horwath LLP related to the audit of our consolidated financial statements included in Form 10-K, the audit of our internal control over financial reporting and the reviews of the interim consolidated financial statements included in the Form 10-Q’s, including services normally provided by an accountant in connection with statutory and regulatory filings or engagements.

Audit Related Fees.  Audit-related fees are fees and expenses billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees."

Tax Fees.  Tax fees billed to us by Crowe Horwath LLP are for tax compliance and consulting fees, which typically consist of fees billed for professional services for tax return preparation and other tax compliance.

All Other Fees.  All other fees consist of fees for products and services other than the services reported above, including consulting fees paid for a cost segregation study and accounting guidance subscriptions paid.

All services rendered by Crowe Horwath LLP were pre-approved by the Audit Committee for 2015 in accordance with its pre-approval policy, and the Audit Committee concluded that the provision of such services by Crowe Horwath LLP was compatible with the maintenance of that firm’s independence in the conduct of its audit functions. The Audit Committee charter requires that the committee review and pre-approve each audit or permissible non-audit engagement or accounting project involving the independent public accountant, and the related fees or ranges of fees, prior to commencement of the engagement or project subject to certain exceptions if the services meet pre-approval policies that may be established under the charter. The Audit Committee may delegate its pre-approval authority to one or more of its members and, if such delegation occurs, then such member(s) are required to report any pre-approval decisions to the Audit Committee at its next-scheduled meeting.

PART IV

Item 15. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

(3) List of Exhibits:

* 3.1
Articles of Amendment and Restatement of Owens Realty Mortgage, Inc., dated January 23, 2013, and related Certificate of Correction, dated September 17, 2013 incorporated by reference to exhibit 3.1 of the Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the SEC on March 16, 2015

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
* 10.1
Form of Management Agreement, dated May 20, 2013, by and between Owens Financial Group, Inc. and Owens Realty Mortgage, Inc., incorporated herein by reference to exhibit 10.1 to Current Report on Form 8-K which was filed with the SEC on May 20, 2013

* 10.2
Secured Revolving Credit Loan Agreement and Exhibits, dated as of April 22, 2014, between Owens Realty Mortgage, Inc. and Opus Bank, together with related Promissory Note and Carveout Payment Guaranty, incorporated by reference to exhibits 10.1, 10.2 and 10.3 of the current report on Form 8-K filed with the SEC on April 28, 2014

* 10.3
Construction Loan Agreement and Exhibits, dated as of June 12, 2014, between TOTB North, LLC and Bank of the Ozarks, together with related Promissory Note, Mortgage, Security Agreement and Fixture Filing, Assignment of Rents and Revenues, Environmental Indemnity Agreement, Carveout Guaranty, Repayment Guaranty, Completion Guaranty, and Post-Closing Agreement, incorporated by reference to exhibits 10.1 through 10.9 of the current report on Form 8-K filed with the SEC on June 18, 2014

* 10.4
Loan Agreement and Exhibits, dated as November 17, 2014, between TOTB Miami, LLC and Bank of the Ozarks, together with related Promissory Note, Mortgage, Security Agreement and Fixture Filing, Assignment of Rents and Revenues, Environmental Indemnity Agreement, Carveout Guaranty, Repayment Guaranty, Modification Agreement, Collateral Assignment and Declaration of Rights and Assignment and Subordination of Mortgage Agreement, incorporated by reference to exhibits 10.1 through 10.10 of the current report on Form 8-K filed with the SEC on November 18, 2014

* 10.5
Credit Agreement, dated as of December 15, 2014, between Tahoe Stateline Venture, LLC and RaboBank, N.A., together with related Real Estate Term Loan Note, Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, Environmental Certificate and Indemnity Agreement, and Guaranty,  incorporated by reference to exhibits 10.1 through 10.5 of the current report on Form 8-K filed with the SEC on  December 30, 2014 and amended on Form 8-K/A filed with the SEC on January 8, 2015

* 10.6
Amended and Restated Credit Agreement, dated as of April 16, 2015, by and among California Bank & Trust as Administrative Agent and a Lender, First Bank as a Lender and Owens Realty Mortgage, Inc. as Borrower, together with related Master Revolving Notes, Amended and Restated Advance Formula Agreement, Security Agreement, and  Addendum to Credit Agreement (Agency Provisions) incorporated by reference to exhibits 10.1 through 10.6, respectively, to the current report on Form 8-K filed with the SEC on April 24, 2015

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

O

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OWENS REALTY MORTGAGE, INC.

Dated: March 14, 2016	By:	/s/ Bryan H. Draper
Bryan H. Draper, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Dated: March 14, 2016		By:	/s/ William C. Owens
William C. Owens, Director and Chairman of the Board

Dated: March 14, 2016		By:	/s/ Bryan H. Draper
Bryan H. Draper, Director, Chief Executive Officer and President (Principal Executive Officer)

Dated: March 14, 2016		By:	/s/ Melina A. Platt
Melina A. Platt, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Dated: March 14, 2016		By:	*
Dennis G. Schmal, Director

Dated: March 14, 2016		By:	*
M. Lyman Bates, Jr., Director

Dated: March 14, 2016		By:	*
James M. Kessler, Director

	*	By:	/s/ Bryan H. Draper
Bryan H. Draper
Attorney-in-fact