Form 10-Q
period 2016-03-31
Owens Realty Mortgage, Inc.
filed 2016-05-09
CIK 1556364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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

Class                                                                           Outstanding as of May 6, 2016
Common Stock, $.01 par value                                                              10,247,477 shares

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	51

Item 1A.	Risk Factors	51

Item 6.	Exhibits	51

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
OWENS REALTY MORTGAGE, INC.
Consolidated Balance Sheets
 (UNAUDITED)
	March 31,	December 31,
	2016	2015
ASSETS
Cash and cash equivalents	$3,228,089	$1,255,842
Restricted cash	7,329,421	7,225,371
Loans, net of allowance for losses of $1,953,521 in 2016 and $1,842,446 in 2015	109,725,818	104,901,361
Interest and other receivables	2,107,398	1,764,918
Other assets, net of accumulated depreciation and amortization of $280,474 in 2016 and $275,277 in 2015	843,818	741,001
Deferred financing costs, net of accumulated amortization of $158,033 in 2016 and $323,325 in 2015	327,302	126,308
Investment in limited liability company	2,183,656	2,141,032
Real estate held for sale	109,092,125	100,191,166
Real estate held for investment, net of accumulated depreciation of $2,561,044 in 2016 and $2,915,596 in 2015	49,155,424	53,647,246
Total assets	$283,993,051	$271,994,245
LIABILITIES AND EQUITY
LIABILITIES:
Dividends payable	$819,798	$2,133,455
Due to Manager	318,022	408,643
Accounts payable and accrued liabilities	5,417,000	3,359,294
Deferred gains on sales of real estate	209,662	209,662
Lines of credit payable	26,852,500	20,915,500
Notes and loans payable on real estate, net of unamortized deferred financing costs of $568,530 in 2016 and $658,194 in 2015	46,944,398	45,458,844
Total liabilities	80,561,380	72,485,398
Commitments and Contingencies (Note 13)
EQUITY:
Stockholders’ equity:
Preferred stock, $.01 par value per share, 5,000,000 shares authorized, no shares issued and outstanding at March 31, 2016 and December 31, 2015	—	—
Common stock, $.01 par value per share, 50,000,000 shares authorized, 11,198,119 shares issued, 10,247,477 shares outstanding at March 31, 2016 and December 31, 2015	111,981	111,981
Additional paid-in capital	182,437,522	182,437,522
Treasury stock, at cost – 950,642 shares at March 31, 2016 and December 31, 2015	(12,852,058)	(12,852,058)
Retained earnings	29,197,017	25,282,553
Total stockholders’ equity	198,894,462	194,979,998
Non-controlling interests	4,537,209	4,528,849
Total equity	203,431,671	199,508,847
Total liabilities and equity	$283,993,051	$271,994,245

The accompanying notes are an integral part of these consolidated financial statements.

OWENS REALTY MORTGAGE, INC.
Consolidated Statements of Income
 (UNAUDITED)

	Three Months Ended March 31,
	2016	2015
Revenues:
Interest income on loans	$2,043,008	$2,823,871
Rental and other income from real estate properties	2,139,985	3,542,899
Income from investment in limited liability company	42,624	43,061
Total revenues	4,225,617	6,409,831
Expenses:
Management fees to Manager	765,515	456,389
Servicing fees to Manager	69,592	41,490
General and administrative expense	553,417	378,971
Rental and other expenses on real estate properties	1,790,379	2,190,412
Depreciation and amortization	343,649	602,386
Interest expense	683,051	587,026
Provision for loan losses	111,075	87,566
Impairment losses on real estate properties	—	1,109,434
Total expenses	4,316,678	5,453,674
Operating (loss) income	(91,061)	956,157
Gain on sales of real estate, net	4,838,815	205,441
Net income	4,747,754	1,161,598
Less: Net income attributable to non-controlling interests	(13,492)	(9,878)
Net income attributable to common stockholders	$4,734,262	$1,151,720

Per common share data:
Basic and diluted earnings per common share	$0.46	$0.11
Basic and diluted weighted average number of common shares outstanding	10,247,477	10,768,001
Dividends declared per share of common stock	$0.08	$0.07

The accompanying notes are an integral part of these consolidated financial statements.

OWENS REALTY MORTGAGE, INC.
Consolidated Statements of Stockholders’ Equity
Three Months Ended March 31, 2016 and 2015
 (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Treasury Stock			Total Stockholders’ Equity	Non- controlling Interests
						Retained Earnings			Total Equity
	Shares	Amount		Shares	Amount

Balances, December 31, 2014	11,198,119	$111,981	$182,437,522	(430,118)	$(5,349,156)	$7,371,511	$184,571,858	$4,174,753	$188,746,611

Net income	—	—	—	—	—	1,151,720	1,151,720	9,878	1,161,598
Dividends declared	—	—	—	—	—	(753,760)	(753,760)	—	(753,760)
Contribution from non-controlling interest	—	—	—	—	—	—	—	279,184	279,184
Distributions to non-controlling interests	—	—	—	—	—	—	—	(2,618)	(2,618)
Balances, March 31, 2015	11,198,119	$111,981	$182,437,522	(430,118)	$(5,349,156)	$7,769,471	$184,969,818	$4,461,197	$189,431,015

Balances, December 31, 2015	11,198,119	$111,981	$182,437,522	(950,642)	(12,852,058)	$25,282,553	$194,979,998	$4,528,849	$199,508,847

Net income	—	—	—	—	—	4,734,262	4,734,262	13,492	4,747,754
Dividends declared	—	—	—	—	—	(819,798)	(819,798)	—	(819,798)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(5,132)	(5,132)
Balances, March 31, 2016	11,198,119	$111,981	$182,437,522	(950,642)	$(12,852,058)	$29,197,017	$198,894,462	$4,537,209	$203,431,671

The accompanying notes are an integral part of these consolidated financial statements.

OWENS REALTY MORTGAGE, INC.
Consolidated Statements of Cash Flows
 (UNAUDITED)

	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,747,754	$1,161,598
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Gain on sales of real estate, net	(4,838,815)	(205,441)
Income from investment in limited liability company	(42,624)	(43,061)
Provision for loan losses	111,075	87,566
Impairment losses on real estate properties	—	1,109,434
Depreciation and amortization	343,649	602,386
Amortization of deferred financing costs	107,022	79,419
Accretion of discount on loan	—	(536,816)
Changes in operating assets and liabilities:
Interest and other receivables	(342,480)	(174,348)
Other assets	(100,645)	(52,972)
Accounts payable and accrued liabilities	(1,445,657)	46,979
Due to Manager	(90,621)	(94,541)
Net cash (used in) provided by operating activities	(1,551,342)	1,980,203
CASH FLOWS FROM INVESTING ACTIVITIES:
Principal collected on loans	18,028,938	21,873,017
Investment in loans	(22,964,470)	(10,237,269)
Investment in real estate properties	(2,832,188)	(1,743,620)
Net proceeds from disposition of real estate properties	6,478,811	1,108,820
Purchases of vehicles and equipment	(23,173)	(1,507)
Transfer to restricted cash, net	(104,050)	(2,474,836)
Net cash (used in) provided by investing activities	(1,416,132)	8,524,605
CASH FLOWS FROM FINANCING ACTIVITIES:
Advances on notes payable	1,562,861	10,342,938
Repayments on notes payable	(166,971)	(9,860,453)
Advances on lines of credit	32,128,000	10,989,000
Repayments on lines of credit	(26,191,000)	(8,470,000)
Payment of deferred financing costs	(254,582)	—
Distributions to non-controlling interests	(5,132)	(2,618)
Contribution from non-controlling interest	—	279,184
Dividends paid (including tax payments on behalf of shareholders)	(2,133,455)	(1,292,160)
Net cash provided by financing activities	4,939,721	1,985,891
Net increase in cash and cash equivalents	1,972,247	12,490,699
Cash and cash equivalents at beginning of period	1,255,842	1,413,545
Cash and cash equivalents at end of period	$3,228,089	$13,904,244
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest (excluding amounts capitalized)	$502,649	$487,145
Cash paid during the period for interest that was capitalized	188,691	20,050
Supplemental Disclosure of Non-Cash Activity
Amortization of deferred financing costs capitalized to construction project	(36,230)	(51,837)
Change in capital expenditures financed through accounts payable	(3,503,363)	(2,588,677)
Dividends declared but not paid	(819,798)	(753,760)
The accompanying notes are an integral part of these consolidated financial statements.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – ORGANIZATION

Owens Realty Mortgage, Inc. (the “Company”) was incorporated on August 9, 2012, under the laws of the State of Maryland. The Company is authorized to issue 50,000,000 shares of its $0.01 par value common stock (“Common Stock”). In addition, the Company is authorized to issue 5,000,000 shares of preferred stock at $0.01 par value per share. The Company was created to effect the merger (the “Merger”) of Owens Mortgage Investment Fund, a California Limited Partnership (“OMIF”) with and into the Company as described in the Registration Statement on Form S-4, as amended, of the Company, declared effective on February 12, 2013 (File No. 333-184392).  The Merger was part of a plan to reorganize the business operations of OMIF so that it could elect to qualify as a real estate investment trust for Federal income tax purposes. The Merger was approved by OMIF limited partners on April 16, 2013 and was completed on May 20, 2013.

The Company has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). As a REIT, the Company is permitted to deduct distributions made to its stockholders, allowing its income and gain represented by such distributions to avoid taxation at the entity level and to be taxed generally only at the stockholder level. The Company currently intends to distribute all of its REIT taxable income, excluding net capital gains. As a REIT, however, the Company is subject to separate, corporate-level tax, including potential 100% penalty taxes under various circumstances, as well as certain state and local taxes. In addition, the Company’s taxable REIT subsidiaries are subject to full corporate income tax. Furthermore, the Company’s ability to continue to qualify as a REIT will depend upon its continuing satisfaction of various requirements, such as those related to the diversity of its stock ownership, the nature of its assets, the sources of its income and the distributions to its stockholders, including a requirement that the Company distribute to its stockholders at least 90% of its REIT taxable income on an annual basis (determined without regard to the dividends paid deduction and by excluding net capital gain).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of the management of the Company, the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein. Certain information and footnote disclosures presented in the annual consolidated financial statements are not included in these interim financial statements.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Form 10-K of ORM for the fiscal year ended December 31, 2015 filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the operating results to be expected for the full year ending December 31, 2016. The Company evaluates subsequent events up to the date it files its Form 10-Q with the SEC.

Basis of Presentation

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned taxable REIT subsidiary (TRS) and its majority- and wholly-owned limited liability companies. The Company is in the business of providing mortgage lending services and manages its business as one operating segment. Due to foreclosure activity, the Company also owns and manages real estate assets.

Certain reclassifications, not affecting previously reported net income or stockholders’ equity, have been made to the previously issued consolidated financial statements to conform to the current period presentation.

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

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

Recently Issued Accounting Pronouncements

In March 2016, the FASB issued Accounting Standards Update 2016-07, “Investments – Equity Method and Joint Ventures (Topic 323) – Simplifying the Transition to the Equity Method of Accounting”, or ASU 2016-07. To simplify the accounting for equity method investments, the amendments in ASU 2016-07 eliminate the requirement in Topic 323 that an entity retroactively adopt the equity method of accounting if an investment qualifies for use of the equity method as a result of an increase in the level of ownership or degree of influence. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. This standard is effective for interim and annual reporting beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the impact that ASU 2016-07 may have on its consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update 2016-02, “Leases (Topic 842)” or ASU 2016-02.  ASU 2016-02 amends existing guidance related to leases, primarily by requiring the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under the current accounting guidance. This standard is effective for interim and annual reporting beginning after December 15, 2018, with early adoption permitted.  The Company is currently evaluating the impact that ASU 2016-02 may have on its consolidated financial statements.

In January 2016, the FASB issued Accounting Standards Update 2016-01, “Financial Instruments- Overall (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities”, or ASU 2016-1.  ASU 2016-01 amends existing guidance related to the disclosure, presentation, recognition and measurement of financial assets and financial liabilities.  This accounting standard primarily amends the accounting for equity method investments, fair value disclosures and presentation of financial assets and financial liabilities. This standard is effective for interim and annual reporting beginning after December 15, 2017, with certain aspects available for early adoption.  The Company is currently evaluating the impact that ASU 2016-01 may have on its consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers (Topic 606),” or ASU 2014-09. ASU 2014-09 broadly amends the accounting guidance for revenue recognition. ASU 2014-09 is effective for the first interim or annual period beginning after December 15, 2017, and is to be applied prospectively. Early adoption is not permitted. The Company is currently evaluating the impact that ASU 2014-09 may have on its consolidated financial statements.

Recently Adopted Accounting Pronouncements

In April 2015, the FASB issued Accounting Standards Update 2015-03, “Interest - Imputation of Interest (Subtopic 835-30) – Simplifying the Presentation of Debt Issuance Costs,” or ASU 2015-03. ASU 2015-03 simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU 2015-15 which clarified that the SEC would not object to entities continuing to report debt issuance costs on line of credit arrangements as assets. The recognition and measurement guidance for debt issuance costs are not affected by these ASUs. The Company adopted these ASUs retrospectively during the quarter ended March 31, 2016 and elected to continue to report its deferred financing costs on lines of credit as assets, as allowed by the clarifying guidance issued in ASU 2015-15. Adoption of these standards resulted in net debt issuance costs (deferred financing costs) being presented as a direct offset to the applicable debt on the balance sheet. Thus, both deferred financing costs and notes and loans payable on real estate on the accompanying consolidated balance sheets were decreased by $569,000 and $658,000 as of March 31, 2016 and December 31, 2015, respectively.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

Significant Accounting Policies

      The significant accounting policies used in the preparation of these interim consolidated financial statements are disclosed in the Company’s consolidated financial statements for the year ended December 31, 2015 included in its 2015 annual report on Form 10-K.  There have been no significant changes to those significant accounting policies other than the adoption of ASU 2015-03 as discussed above.

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES

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

Land Loans – These loans generally possess a higher inherent risk of loss than other real estate portfolio segments.  A major risk arises from the necessity to complete the projects within the specified costs and time lines. Trends in the construction industry significantly impact the credit quality of these loans as demand drives construction activity. In addition, trends in real estate values significantly impact the credit quality of these loans, as property values generally determine the economic viability of construction projects.

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

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

The following tables show the changes in the allowance for loan losses by portfolio segment for the three months ended March 31, 2016 and 2015 and the allocation of the allowance for loan losses and loans as of March 31, 2016 and December 31, 2015 by portfolio segment and by impairment methodology:

	Commercial	Residential	Land
2016				Total

Allowance for loan losses:
	Three Months Ended March 31, 2016
Beginning balance	$1,140,530	$455,587	$246,329	$1,842,446
Provision (Reversal)	(3)	48,335	62,743	111,075
Ending balance	$1,140,527	$503,922	$309,072	$1,953,521

	As of March 31, 2016
Ending balance: individually evaluated for impairment	$495,157	$—	$—	$495,157

Ending balance: collectively evaluated for impairment	645,370	503,922	309,072	1,458,364

Ending balance	$1,140,527	$503,922	$309,072	$1,953,521

Loans:
Ending balance: individually evaluated for impairment	$2,510,752	$7,188,203	$—	$9,698,955

Ending balance: collectively evaluated for impairment	77,513,439	17,836,088	6,630,857	101,980,384

Ending balance	$80,024,191	$25,024,291	$6,630,857	$111,679,339

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

	Commercial	Residential	Land
2015				Total

Allowance for loan losses:
	Three Months Ended March 31, 2015
Beginning balance	$888,260	$1,975,112	$5,983	$2,869,355
Provision (Reversal)	23,506	(2,091)	66,151	87,566
Ending balance	$911,766	$1,973,021	$72,134	$2,956,921

	As of December 31, 2015
Ending balance: individually evaluated for impairment	$485,823	$—	$—	$485,823

Ending balance: collectively evaluated for impairment	654,707	455,587	246,329	1,356,623

Ending balance	$1,140,530	$455,587	$246,329	$1,842,446

Loans:
Ending balance: individually evaluated for impairment	$1,078,752	$7,615,055	$—	$8,693,807

Ending balance: collectively evaluated for impairment	75,721,545	17,060,812	5,267,643	98,050,000

Ending balance	$76,800,297	$24,675,867	$5,267,643	$106,743,807

The following tables show an aging analysis of the loan portfolio by the time monthly payments are past due as of March 31, 2016 and December 31, 2015:

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due
				Total Past Due Loans	Current Loans	Total Loans
March 31, 2016

Commercial	$—	$1,432,000	$1,078,752	$2,510,752	$77,513,439	$80,024,191
Residential	1,323,781	—	7,188,203	8,511,984	16,512,307	25,024,291

Land	—	—	—	—	6,630,857	6,630,857

	$1,323,781	$1,432,000	$8,266,955	$11,022,736	$100,656,603	$111,679,339

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due
				Total Past Due Loans	Current Loans	Total Loans
December 31, 2015

Commercial	$—	$—	$1,078,752	$1,078,752	$75,721,545	$76,800,297

Residential	—	—	7,615,055	7,615,055	17,060,812	24,675,867

Land	—	—	—	—	5,267,643	5,267,643

	$—	$—	$8,693,807	$8,693,807	$98,050,000	$106,743,807

All of the loans that were 90 or more days past due as listed above were on non-accrual status as of March 31, 2016 and December 31, 2015.

The following tables show information related to impaired loans as of and for the three months ended March 31, 2016:

	As of March 31, 2016				Three Months Ended March 31, 2016
	Recorded Investment	Unpaid Principal Balance		Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$1,466,096	$1,432,000		$—	$488,699	$—
Residential	7,636,597	7,188,203		—	7,702,080	5,247
Land	—	—		—	—	—
	$9,102,693	$8,620,203	$		$8,190,779	$5,247
With an allowance recorded:
Commercial	$1,171,957	$1,078,752		$495,157	$1,171,207	$—
Residential	—	—		—	—	—
Land	—	—		—	—	—
	$1,171,957	1,078,752		$495,157	$1,171,207	$—
Total:
Commercial	$2,638,053	$2,510,752		$495,157	$1,659,906	$—
Residential	7,636,597	7,188,203		—	7,702,080	5,247
Land	—	—		—	—	—
	$10,274,650	$9,698,955		$495,157	$9,361,986	$5,247

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

The following tables show information related to impaired loans as of December 31, 2015 and for the three months ended March 31, 2015:

	As of December 31, 2015				Three Months Ended March 31, 2015
	Recorded Investment	Unpaid Principal Balance		Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$—	$—		$—	$7,737,656	$601,660
Residential	8,063,450	7,615,055		—	251,780	5,493
Land	—	—		—	1,240,045	216,904
	$8,063,450	$7,615,055	$		$9,229,481	$824,057
With an allowance recorded:
Commercial	$1,144,864	$1,078,752		$485,823	$1,079,699	$13,484
Residential	—	—		—	7,983,345	63,000
Land	—	—		—	—	—
	$1,144,864	1,078,752		$485,823	$9,063,044	$76,484
Total:
Commercial	$1,144,864	$1,078,752		$485,823	$8,817,355	$615,144
Residential	8,063,450	7,615,055		—	8,235,125	68,493
Land	—	—		—	1,240,045	216,904
	$9,208,314	$8,693,807		$485,823	$18,292,525	$900,541

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

Troubled Debt Restructurings

The Company had allocated approximately $495,000 and $486,000 of specific reserves on loans totaling approximately $8,809,000 and $9,208,000 (recorded investments before reserves) to borrowers whose loan terms had been modified in troubled debt restructurings as of March 31, 2016 and December 31, 2015, respectively.  The Company has not committed to lend additional amounts to any of these borrowers.

No loans were modified as troubled debt restructurings during the quarters ended March 31, 2016 and 2015.

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

The Company received no distributions from 1850 during the three months ended March 31, 2016 and 2015. The net income to the Company from its investment in 1850 De La Cruz was approximately $43,000 and $43,000 during the three months ended March 31, 2016 and 2015, respectively.

NOTE 5 - REAL ESTATE HELD FOR SALE

Real estate properties held for sale as of March 31, 2016 and December 31, 2015 consists of properties acquired through foreclosure classified by property type as follows:

	March 31, 2016	December 31, 2015
Residential	$58,709,206	$51,942,601
Land (including land under development)	45,663,932	42,071,143
Office	4,718,987	4,716,487
Industrial	—	1,460,935
	$109,092,125	$100,191,166

Transfers

During the three months ended March 31, 2016, the Company transferred one condominium property from “Held for investment” to “Held for sale” as the property was listed for sale and a sale was expected within the next year.

During the three months ended March 31, 2015, the Company transferred three properties (one land, one residential and one industrial) from “Held for investment” to “Held for sale” as the properties were listed for sale and sales were expected within the next year.

Impairment Losses

No impairment losses were recorded during the three months ended March 31, 2016. During the three months ended March 31, 2015, the Company recorded an impairment loss of approximately $1,109,000 on the unimproved residential and commercial land located in Gypsum, Colorado due to a decrease in the listing price of the property and a reduction in the fair market value estimated by management.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

Sales

During the three months ended March 31, 2016, the Company sold one industrial property and one office building in an office complex for aggregate net sales proceeds of approximately $6,479,000, resulting in total gain on sale of real estate of approximately $4,839,000.

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

In March 2016, TOTB North and TOTB Miami entered into a Purchase Agreement and Deposit Receipt (the “Purchase Agreement”) with Interwest Capital Corporation (the “Buyer”) to sell all real estate and related properties owned by the TOTB entities (the “TOTB Sale”) for $82,000,000, subject to potential adjustments as described in the Purchase Agreement. Buyer’s obligation to purchase the TOTB properties is subject to a number of conditions and there is no guarantee when or if the transaction will close. The aggregate book value of the TOTB properties subject to sale was approximately $54,526,000 as of March 31, 2016.

NOTE 6 - REAL ESTATE HELD FOR INVESTMENT

Real estate held for investment as of March 31, 2016 and December 31, 2015 consists of properties acquired through foreclosure classified by property type as follows:

	March 31, 2016	December 31, 2015
Retail	$23,063,829	$23,122,714
Land	8,112,676	8,112,676
Residential	2,441,772	6,673,540
Assisted care	5,431,169	5,402,376
Office	4,111,383	4,315,608
Marina	4,063,948	4,079,087
Golf course	1,930,647	1,941,245
	$49,155,424	$53,647,246

The balances of land and the major classes of depreciable property for real estate held for investment as of March 31, 2016 and December 31, 2015 are as follows:

	March 31, 2016	December 31, 2015
Land and land improvements	$22,374,479	$23,443,676
Buildings and improvements	29,341,989	33,119,166
	51,716,468	56,562,842
Less: Accumulated depreciation	(2,561,044)	(2,915,596)
	$49,155,424	$53,647,246

It is the Company’s intent to sell the majority of its real estate properties held for investment, but expected sales are not probable to occur within the next year.

Depreciation expense was approximately $327,000 and $580,000 for the three months ended March 31, 2016 and 2015, respectively.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

Certain of the Company’s real estate properties held for sale and investment are leased to tenants under noncancellable leases with remaining terms ranging from one to eight years. Certain of the leases require the tenant to pay all or some operating expenses of the properties. The future minimum rental income from noncancellable operating leases due within the five years subsequent to March 31, 2016 and thereafter is as follows:

Twelve months ending March 31:
2017	$4,138,779
2018	2,100,465
2019	1,646,773
2020	1,129,873
2021	526,693
Thereafter (through 2024)	1,280,518
$10,823,101

NOTE 7 – LINES OF CREDIT PAYABLE

The Company borrows funds under the revolving California Bank & Trust (“CB&T”) line of credit and the revolving Opus Bank (“Opus”) line of credit (collectively, the “Funding Agreements”). As of March 31, 2016 and December 31, 2015, the outstanding balances and total commitments under the Funding Agreements consisted of the following:

	As of March 31, 2016		As of December 31, 2015

	Outstanding Balance	Total Commitment	Outstanding Balance	Total Commitment
CB&T Line of Credit	$17,477,500	$19,531,915	$8,289,500	$22,574,753
Opus Bank Line of Credit	9,375,000	9,375,000	12,626,000	12,626,000
Total	$26,852,500	$28,906,915	$20,915,500	$35,200,753

The Funding Agreements are generally collateralized by assignments of specific loans or real estate properties owned by the Company.

CB&T Line of Credit

In February 2014, the Company entered into a Credit Agreement and Advance Formula Agreement and related agreements with CB&T as the lender (the “CB&T Credit Facility”).The agreements were amended and restated in April 2015 to add First Bank as an additional lender and to increase the maximum borrowings available (total commitment) under the facility to the lesser of a $30,000,000 maximum or the amount determined pursuant to a borrowing base calculation described in the Advance Formula Agreement. Pursuant to the First Amendment to Amended and Restated Credit Agreement and Loan Documents dated March 1, 2016 (the “First Amendment”), the maximum commitment of the lenders under the facility has been increased from $30,000,000 to $50,000,000, such maximum commitment can be increased (on request of the Company and with the permission of the lenders) in the future to up to $75,000,000, and borrowings under the CB&T Credit Facility now mature on March 1, 2018.

        Such borrowings bear interest payable monthly at the prime rate of interest established by CB&T from time-to-time plus one quarter percent (.25%) per annum (3.75% at March 31, 2016). Upon a default such interest rate increases by 2.00%. The original CB&T Credit Facility required the payment of an origination fee of $100,000 and other issuance costs totaling $177,000 that were capitalized to deferred financing costs and were being amortized to interest expense using the straight-line method through the maturity date of the CB&T Credit Facility (fully amortized as of March 31, 2016). The First Amendment required the payment of an origination fee and other costs totaling $255,000 that was capitalized to deferred financing costs and is being amortized to interest expense using the straight-line method through the new maturity date.  The Company is also subject to certain ongoing administrative fees and expenses. Interest expense on the CB&T Credit Facility was approximately $188,000 and $161,000 during the three months ended March 31, 2016 and 2015, respectively (including $34,000 and $23,000, respectively, in amortization of deferred financing costs).

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

Borrowings are secured by certain assets of the Company. These collateral assets will include the grant to CB&T of first-priority deeds of trust on certain real property assets and trust deeds of the Company to be identified by the parties from time-to-time and all personal property of the Company, which collateral includes the assets described in the Security Agreement and in other customary collateral agreements entered into by the parties from time-to-time. As of March 31, 2016, the carrying amount and classification of loans and real estate properties securing the CB&T Credit Facility were as follows:

Loans:	March 31, 2016
Commercial	$18,246,915
Residential	1,285,000
Total	$19,531,915

The CB&T Credit Facility agreements contain financial covenants which are customary for a loan of this type. Management is not aware of any breach of these covenants as of March 31, 2016.

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

Advances under the Opus Credit Facility were available from Opus until April 1, 2016.

All borrowings under the Opus Credit Facility bear interest payable monthly as follows: (i) commencing October 1, 2014, and on each successive six month anniversary during the term (the “Rate Change Date”), the rate of interest will be reset to the Six Month LIBOR rate of interest (0.90% at March 31, 2016) as reported on such Rate Change Date plus four percent (4.0%) per annum but in no event will the interest rate be lower than 4.5% per annum. The interest rate as of March 31, 2016 was 4.9%. Upon a default under the Opus Credit Facility such interest rate increases by an additional 5.00%. Commencing on May 1, 2016, in addition to the required interest payments, the Company is required to make mandatory monthly principal payments. All amounts under the Opus Credit Facility are to be repaid not later than April 1, 2017.

The Opus Credit Facility required the payment of an origination fee of $100,000 and other issuance costs totaling $231,000 that were capitalized as deferred financing costs and are being amortized to interest expense using the straight-line method through the maturity date of the Opus Credit Facility. The Company is also subject to certain ongoing administrative fees and expenses. Interest expense on the Opus Credit Facility was approximately $109,000 and $19,000 during the three months ended March 31, 2016 and 2015, respectively (including $19,000 and $19,000, respectively, in amortization of deferred financing costs).

Borrowings under the Opus Credit Facility are secured by certain of the Company's assets. These collateral assets include the following types of assets as identified by the parties and described in Borrowing Base Collateral Certificates  entered into by the parties: (i) the grant to Opus of first-priority deeds of trust on certain of the Company's real property assets that meet related eligibility requirements set forth in the Opus Credit Agreement (as further defined in the Opus Credit Agreement, the “REO Collateral”); and (ii) the grant to Opus of a collateral interest in mortgage loan promissory notes issued by the Company in the ordinary course of business that meet related eligibility requirements set forth in the Opus Credit Agreement (as further defined in the Opus Credit Agreement, the “Note Collateral”). As of March 31, 2016, the carrying amount and classification of loans and real estate properties securing the Opus Credit Facility were as follows:

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

Loans:	March 31, 2016
Commercial	$7,000,000
Real Estate:
Office	$8,247,422

The Opus Credit Facility contains financial covenants which are customary for loans of this type. Management is not aware of any breach of these covenants as of March 31, 2016.

NOTE 8 - NOTES AND LOANS PAYABLE ON REAL ESTATE

The Company had the following notes and loans payable outstanding as of March 31, 2016 and December 31, 2015:
	March 31, 2016	December 31, 2015	Interest Rate	Payment Terms/Frequency	Maturity Date
Tahoe Stateline Venture, LLC Note #1	$2,900,000	$2,900,000	5.00%	Interest Only Semi-annual	December 2016
Tahoe Stateline Venture, LLC Note #3	500,000	500,000	5.00%	Interest Only Quarterly	August 2017
TOTB North, LLC Construction Loan Payable	17,572,767	16,009,906	4.63%	Amortizing Monthly	June 2017
TOTB Miami, LLC Loan Payable	12,619,785	12,693,231	4.63%	Amortizing Monthly	November 2017
Tahoe Stateline Venture, LLC Loan Payable	13,920,376	14,013,901	3.47%	Amortizing Monthly	January 2021
Principal amount	$47,512,928	$46,117,038
Less unamortized deferred financing costs	(568,530)	(658,194)
Notes and loans payable, net	$46,944,398	$45,458,844

The following table shows maturities by year on these notes and loans payable as of March 31, 2016:

Twelve months ending March 31:
2017	$3,582,467
2018	30,788,183
2019	409,743
2020	424,190
2021	12,308,345
$47,512,928

Tahoe Stateline Venture, LLC Notes Payable

The Company obtained these obligations as a result of the foreclosure or purchase of nine parcels by TSV in 2013 and 2012. The Company paid approximately $6,000 and $6,000 of interest on the notes during the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016 and December 31, 2015, there was approximately $55,000 and $18,000, respectively, in accrued but unpaid interest on these notes. The interest incurred has been capitalized to the basis of the land under development.

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

All outstanding borrowings under the North Loan bear interest equal to the floating daily Three Month LIBOR rate of interest plus four percent (4.0%) per annum (the “Note Rate”), but the Note Rate will not be lower than four and one-half percent (4.5%) per annum. The Note Rate as of March 31, 2016 was 4.63% per annum.  Upon a default under the North Loan documents the Note Rate increases by an additional eight percent (8.00%) per annum. Interest only payments are payable monthly until the “Amortization Commencement Date” which is the earlier to occur of (i) October 1, 2016 or (ii) the first monthly interest payment date occurring after the Project is completed and the North property achieves a DSCR of greater than 1.25:1. Commencing on the Amortization Commencement Date, monthly principal payments are also required with principal amortizing over 300 months and the balance of the North Loan is due on the Maturity Date or at the earlier closing of the proposed sale of the TOTB properties discussed in further detail below.

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

During 2014, TOTB North paid customary closing fees, disbursements and expenses, including an origination fee to Ozarks, which totaled $622,000. The majority of these costs were paid out of proceeds from the North Loan and capitalized to deferred financing costs and are being amortized to the Project using the straight-line method through the Maturity Date. During the three months ended March 31, 2016 and 2015, approximately $36,000 and $52,000, respectively, of deferred financing costs were amortized to the Project. During the three months ended March 31, 2016 and 2015, approximately $197,000 and $14,000, respectively, of interest was incurred of which $134,000 and $14,000, respectively, was capitalized to the Project. The Project was substantially completed at the beginning of March 2016 and, thus, interest and amortization of deferred financing costs totaling approximately $79,000 were expensed during the quarter. The balance of unamortized deferred financing costs was approximately $242,000 and $294,000 as of March 31, 2016 and December 31, 2015, respectively.

In March 2016, TOTB North and TOTB Miami entered into a Purchase Agreement and Deposit Receipt (the “Purchase Agreement”) with Interwest Capital Corporation (the “Buyer”) to sell all real estate and related properties owned by the TOTB entities (the “TOTB Sale”) for $82,000,000, subject to potential adjustments as described in the Purchase Agreement. Buyer’s obligation to purchase the TOTB properties is subject to a number of conditions and there is no guarantee when or if the transaction will close.

The North Loan documents contain financial covenants of TOTB North and the Guarantors which are customary for loans of this type. Management is not aware of any breach of these covenants as of March 31, 2016.

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

All outstanding borrowings under the TOTB Miami Loan will bear interest equal to the floating daily Three Month LIBOR rate of interest plus four percent (4.0%) per annum (the “Note Rate”), but in no event will the Note Rate be lower than four and one-quarter percent (4.25%) per annum. The Note Rate as of March 31, 2016 was 4.63% per annum.  Upon a default under the TOTB Miami Loan documents, including any cross-default, the Note Rate increases by an additional eight percent (8.00%) per annum. Principal and interest is payable monthly with principal amortizing over 300 months, and the balance of the loan is due on the Maturity Date or at the earlier closing of the proposed TOTB Sale.

TOTB was obligated to pay customary closing fees, disbursements and expenses, including an origination fee to the Lender, which totaled approximately $323,000. The majority of these costs were paid out of proceeds from the loan and capitalized to deferred financing costs and are being amortized to interest expense using the effective interest method through the Maturity Date. During the three months ended March 31, 2016 and 2015, approximately $177,000 and $166,000, respectively, of interest expense was incurred (including approximately $29,000 and $28,000, respectively, of deferred financing costs amortized to interest expense). The balance of unamortized deferred financing costs was approximately $153,000 and $182,000 as of March 31, 2016 and December 31, 2015, respectively.

The TOTB Miami Loan documents contain financial covenants of TOTB and the Guarantors which are customary for loans of this type. Management is not aware of any breach of these covenants as of March 31, 2016.

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

The Credit Agreement required the payment of a closing fee of $108,750 and certain administrative fees totaling approximately $218,000. The majority of these costs were paid out of proceeds from the loan and capitalized to deferred financing costs and are being amortized to interest expense using the effective interest method through the Maturity Date. During the three months ended March 31, 2016 and 2015, approximately $130,000 and $99,000, respectively, of interest expense was incurred (including approximately $9,000 and $9,000, respectively, of deferred financing costs amortized to interest expense). The balance of unamortized deferred financing costs was $173,000 and $182,000 as of March 31, 2016 and December 31, 2015, respectively.

The TSV Loan documents contain financial covenants which are customary for loans of this type. Management is not aware of any breach of these covenants as of March 31, 2016.

NOTE 9 - TRANSACTIONS WITH AFFILIATES

In consideration of the management services rendered to the Company pursuant to the management agreement between the Company and OFG (the “Management Agreement”), OFG is entitled to receive from the Company a management fee payable monthly, subject to a maximum of 2.75% per annum of the average unpaid balance of the Company’s mortgage loans.

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

OFG, at its sole discretion may, on a monthly basis, adjust the management and servicing fees as long as they do not exceed the allowable limits calculated on an annual basis. Even though the fees for a month may exceed 1/12 of the maximum limits, at the end of the calendar year the sum of the fees collected for each of the 12 months must be equal to or less than the stated limits. Management fees amounted to approximately $766,000 and $456,000 for the three months ended March 31, 2016 and 2015, respectively and are included in the accompanying consolidated statements of operations. Servicing fees amounted to approximately $70,000 and $41,000 for the three months ended March 31, 2016 and 2015, respectively, and are included in the accompanying consolidated statements of operations. As of March 31, 2016 and December 31, 2015, the Company owed management and servicing fees to OFG in the amount of approximately $279,000 and $267,000, respectively.

The maximum management and servicing fees were paid to OFG during the three months ended March 31, 2016 and 2015.

In determining the management fees to pay to OFG, OFG may consider a number of factors, including current market yields, delinquency experience, un-invested cash and real estate activities. During the three months ended March 31, 2016 and 2015 and the year ended December 31, 2015, OFG elected to take the maximum compensation that it is able to take pursuant to the Company’s charter and will likely continue to take the maximum compensation for the foreseeable future.

Pursuant to the charter, OFG receives all late payment charges from borrowers on loans owned by the Company. The amounts paid to or collected by OFG for such charges totaled approximately $3,000 and $17,000 for the three months ended March 31, 2016 and 2015, respectively. In addition, the Company remits other miscellaneous fees to OFG, which are collected from loan payments, loan payoffs or advances from loan principal (i.e. funding, demand and partial release fees). The amounts paid to or collected by OFG for such fees totaled approximately $4,000 and $2,000 during the three months ended March 31, 2016 and 2015, respectively.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

OFG originates all loans the Company invests in and receives loan origination and extension fees from borrowers. During the three months ended March 31, 2016 and 2015, OFG earned approximately $718,000 and $244,000, respectively, in loan fees on loans originated of $35,150,000 and $10,438,000, respectively.

OFG is reimbursed by the Company for the actual cost of goods, services and materials used for or by the Company and paid by OFG and the salary and related salary expense of OFG’s non-management and non-supervisory personnel performing services for the Company which could be performed by independent parties (subject to certain limitations in the Management Agreement). The amounts reimbursed to OFG by the Company were $114,000 and $131,000 during the three months ended March 31, 2016 and 2015, respectively, and approximately $39,000 and $142,000 were payable to OFG at March 31, 2016 and December 31, 2015, respectively. The Company also reimbursed certain of OFG’s officers for allowed expenses in the total amount of $0 and $1,000 during the three months ended March 31, 2016 and 2015, respectively.

The Company paid Investor’s Yield, Inc. (a wholly owned subsidiary of OFG) approximately $0 and $7,000 in fees primarily related to certain foreclosure proceedings on Company loans during the three months ended March 31, 2016 and 2015, respectively.

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

The contingency reserves required per the charter as of March 31, 2016 and December 31, 2015 were approximately $3,892,000 and $3,809,000, respectively, and are reported as restricted cash in the accompanying consolidated balance sheets. The $7,000,000 required to be held in non-interest bearing accounts as of March 31, 2016 pursuant to the Company’s two lines of credit agreements satisfy this contingency reserve requirement.

Escrow Deposits

Restricted cash includes deposits held in third party escrow accounts to pay property taxes and insurance on Company real estate in the amounts of approximately $329,000 and $225,000 as of March 31, 2016 and December 31, 2015, respectively.

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

Impaired Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and a specific allowance for loan losses is established.  A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement or when monthly payments are delinquent greater than ninety days. Once a loan is identified as impaired, management measures impairment in accordance with ASC 310-10-35.  The fair value of impaired loans is estimated by either an observable market price (if available) or the fair value of the underlying collateral, if collateral dependent.  The fair value of the loan’s collateral is determined by third party appraisals (by licensed appraisers), broker price opinions, comparable property sales or other indications of value. Those impaired loans not requiring an allowance represent loans for which the fair value of the collateral exceed the recorded investments in such loans. At March 31, 2016 and December 31, 2015, the majority of the total impaired loans were evaluated based on the fair value of the collateral by obtaining third party appraisals that valued the collateral primarily by utilizing an income or market approach or some combination of the two.  In accordance with ASC 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  Because appraisals used by management generally include significant unobservable inputs and market data, the Company records the impaired loan as nonrecurring Level 3. Unobservable market data included in appraisals often includes adjustments to comparable property sales for such items as location, size and quality to estimate fair values using a sales comparison approach.  Unobservable market data also includes cash flow assumptions and capitalization rates used to estimate fair values under an income approach.

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

The following table presents information about the Company’s assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2016 and December 31, 2015:

	Fair Value Measurements Using
	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2016
Nonrecurring:
Impaired loans:
Commercial	$676,800	$—	$—	$676,800
Total	$676,800	$—	$—	$676,800

Real estate properties:
Land	$4,224,000	$—	$—	$4,224,000
Total	$4,224,000	$—	$—	$4,224,000

December 31, 2015
Nonrecurring:
Impaired loans:
Commercial	$659,041	$—	$—	$659,041
Total	$659,041	$—	$—	$659,041

Real estate properties:
Land	$4,224,000	$—	$—	$4,224,000
Total	$4,224,000	$—	$—	$4,224,000

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

The provision for loan losses based on the fair value of loan collateral less estimated selling costs for the impaired loans above totaled approximately $9,000 and $3,000 during the three months ended March 31, 2016 and 2015, respectively. Impairment losses of approximately $0 and $1,109,000 were recorded on real estate properties during the three months ended March 31, 2016 and 2015, respectively.

There were no liabilities measured at fair value on a non-recurring basis at March 31, 2016 and December 31, 2015.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2016 and December 31, 2015:

At March 31, 2016:

Description	Fair Value	Valuation Technique	Significant Unobservable Inputs	Input/Range	Weighted Average

Impaired Loans:
Commercial	$676,800	Appraisal	Estimated Cost of Improvements	31.9%	N/A
			Capitalization Rate	7.0%	N/A
			Comparable Sales Adjustment	(20)% to 30%	N/A
Real Estate Properties:
Land	$4,224,000	Appraisal	Comparable Sales Adjustment	(33.4)%	N/A

At December 31, 2015:
Description	Fair Value	Valuation Technique	Significant Unobservable Inputs	Input/Range	Weighted Average

Impaired Loans:
Commercial	$659,041	Appraisal	Estimated Cost of Improvements	31.9%	N/A
			Capitalization Rate	7.0%	N/A
			Comparable Sales Adjustment	(20)% to 30%	N/A
Real Estate Properties:
Land	$4,224,000	Appraisal	Comparable Sales Adjustment	(33.4)%	N/A

Where only one percentage is presented in the above table there was only one unobservable input of that type for one loan or property. Adjustments to comparable sales included items such as market conditions, location, size, condition, access/frontage and intended use. A weighted average of an unobservable input is presented in the table above only to the extent there were multiple impaired loans or real estate properties measured at fair value on a nonrecurring basis.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

The approximate carrying amounts and estimated fair values of financial instruments at March 31, 2016 and December 31, 2015 are as follows:
		Fair Value Measurements at March 31, 2016
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$3,228,000	$3,228,000	$—	$—	$3,228,000
Restricted cash	7,329,000	7,329,000	—	—	7,329,000
Loans, net	109,726,000	—	—	109,723,000	109,723,000
Investment in limited liability company	2,184,000	—	—	2,352,000	2,352,000
Accrued interest and advances receivable	1,264,000	—	—	1,264,000	1,264,000

Financial liabilities
Due to Manager	$318,000	$—	$318,000	$—	$318,000
Accrued interest payable	290,000	—	195,000	95,000	290,000
Lines of credit payable	26,853,000	—	26,853,000	—	26,853,000
Notes payable	46,944,000	—	29,797,000	16,987,000	46,784,000

		Fair Value Measurements at December 31, 2015
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$1,256,000	$1,256,000	$—	$—	$1,256,000
Restricted cash	7,225,000	7,225,000	—	—	7,225,000
Loans, net	104,901,000	—	—	104,895,000	104,895,000
Investment in limited liability company	2,141,000	—	—	2,352,000	2,352,000
Interest and other receivables	1,105,000	—	—	1,105,000	1,105,000

Financial liabilities
Due to Manager	$409,000	$—	$409,000	$—	$409,000
Accrued interest payable	229,000	—	170,000	59,000	229,000
Lines of credit payable	20,916,000	—	20,916,000	—	20,916,000
Notes payable	45,459,000	—	28,227,000	17,063,000	45,290,000

The following methods and assumptions were used by the Company in estimating the fair value of each class of financial instruments:

Cash, cash equivalents and restricted cash: The carrying value of cash and cash equivalents and restricted cash approximate the fair values because of the relatively short maturity and/or liquid nature of these instruments and are classified as Level 1.

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
—

Investment in limited liability company: The fair value of the Company’s investment in limited liability company is estimated based on an appraisal obtained and is classified as Level 3 because the appraisal itself and/or adjustments thereto include unobservable data similar to the unobservable data discussed in the disclosures related to assets measured at fair value on a nonrecurring basis.

Lines of credit payable: The fair values of the Company’s lines of credit are estimated based upon a discounted cash flow model using comparable market indicators of current pricing for the same or similar issue or on the current rate offered to the Company for debt of the same remaining maturity and is generally observable resulting in a Level 2 classification. Accrued interest payable associated with the lines of credit is also classified as Level 2.

Notes and loans payable: The fair values of the Company’s notes and loans payable and related accrued interest payable are estimated based upon a discounted cash flow model using comparable market indicators of current pricing for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities resulting in either a Level 2 or Level 3 classification. Generally, Level 2 inputs are used for notes and loans payable with maturities of one year or less or that have been entered into in relatively close proximity to the balance sheet date and Level 3 inputs are used for other notes and loans payable. Accrued interest payable associated with the notes and loans payable is also classified as either Level 2 or Level 3.

Due to Manager: The carrying value of Due to Manager is estimated to approximate fair value due to the short term nature of this instrument and is classified as Level 2.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Environmental Remediation Obligations

The Company has an obligation to pay all required costs to remediate and monitor contamination of the real properties owned by 1850. As part of the Operating Agreement executed by the Company and its joint venture partner in 1850, Nanook, the Company has indemnified Nanook against all obligations related to the expected costs to monitor and remediate the contamination. In 2008, the Company had accrued an amount that a third party consultant had estimated would be needed to monitor and remediate the site. The majority of clean-up activities were completed during 2012 as part of the tenant’s construction of a new building on the site. As of March 31, 2016 and December 31, 2015, approximately $24,000 and $36,000 of this obligation remains accrued on the Company’s books. In February 2016, the Company obtained a no further action letter from the water board, which effectively relieves the Company of any future remediation responsibility for the site.

During the course of due diligence performed by a potential buyer of TOTB during 2012, a low level of arsenic was found in the ground water of a monitoring well located on the property owned by TOTB. While the level of arsenic exceeds the minimum level acceptable for drinking water standards, the water under this property is subject to tidal influence and is not used for domestic consumption.  TOTB retained an environmental consultant to perform additional testing and analysis with the goal of petitioning the appropriate governmental agency to issue a no further action letter for this property due to the low level of contamination and the low quality of the ground water under the property.  TOTB has submitted a proposed closure letter to the governmental agency and is waiting for final approval. At this time, the costs of any potential remediation and/or monitoring are unknown and cannot be estimated. As of March 31, 2016 and December 31, 2015, approximately $127,000 and $104,000 had been accrued and/or paid for testing and analysis.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

Contractual Obligations

The Company has entered into various contracts for design, architectural, engineering, foundation work and construction for the phase II development of the land owned by Zalanta Resort at the Village, LLC (“Zalanta”). The aggregate amount of these contracts totaled approximately $31,166,000 of which approximately $7,050,000 had been incurred as of March 31, 2016 in addition to other capitalized costs related to the construction project of $2,227,000 (total of $9,277,000). Management expects that all costs for this project will be paid from cash reserves, advances from the lines or credit and/or construction financing to be obtained in the future. It is possible that additional change orders will be submitted and construction costs may be higher than expected.

As of March 31, 2016, the Company has commitments to advance additional funds to borrowers of construction, rehabilitation and other loans in the total amount of approximately $28,224,000 (including approximately $2,963,000 in interest reserves).

Legal Proceedings

The Company is involved in various legal actions arising in the normal course of business.  In the opinion of management, such matters will not have a material effect upon the financial position of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The following discussion provides information to assist you in understanding our financial condition and results of operations.  This discussion and analysis contains forward-looking statements. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. When we use the words “may,” “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “project” or similar expressions, it intends to identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties, as more particularly set forth in our filings with the Securities and Exchange Commission, including those described in the “Forward Looking Statements” and “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2015, that could cause actual results to differ materially from those projected in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Between 2008 and 2013, we experienced increased delinquent loans and foreclosures which created substantial losses. As a result, we now own significantly more real estate than in the past, which has reduced cash flow and net income. As of March 31, 2016, approximately 9% of our loans are impaired and/or past maturity. As of March 31, 2016, we own approximately $158 million (book value) of real estate held for sale or investment, which is approximately 56% of total assets. During the three month period ended March 31, 2016, we sold two properties for net sales proceeds of $6,479,000 and total gain of $4,839,000. We will continue to attempt to sell certain of our properties but may need to sell them for losses or wait until market values recover. In addition, under the REIT tax rules, we may be subject to a “prohibited transaction” penalty tax on tax gains from the sale of our properties in certain circumstances. In addition, we are also limited in the number and dollar amount of properties we can sell in a given year under the REIT tax rules.

Although management believes that only one of our delinquent loans will result in a loss to the Company (and has caused the Company to record a specific allowance for loan losses on such loans), real estate values could decrease further. Management continues to perform frequent evaluations of such collateral values using internal and external sources, including the use of updated independent appraisals.  As a result of these evaluations, the allowance for loan losses and our investments in real estate could change in the near term, and such changes could be material.

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

Business Strategy

Our primary business objective is to provide our stockholders with attractive risk-adjusted returns by producing consistent and predictable dividends while maintaining a strong balance sheet. We believe we have positioned the Company for future growth and seek to increase funds from operations, or FFO, adjusted funds from operations, or AFFO, and distributions to stockholders through active portfolio management and execution of our business plan which is outlined below:

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

Current Market Conditions, Risks and Recent Trends

From 2013 through 2015, the global capital and credit markets continued to slowly recover from the economic downturn which began in 2007. Real estate markets also continued to recover, slowly on a national basis and more significantly in major metropolitan areas, and we expect this trend to continue through 2016. Accordingly, as our real estate assets are carried at the lower of carrying value or fair value less costs to sell, it is possible that we have substantial imbedded gains in certain of our real estate properties held for sale and investment that are not reflected in our financial statements or in the value of our stock. However, despite these improvements, the overall market recovery remains uncertain. Should the economy regress, the commercial real estate sector may experience additional losses and operating challenges.

Critical Accounting Policies

Please refer to the section of ORM’s Annual Report on Form 10-K for the year ended December 31, 2015 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Critical Accounting Policies” for a discussion of our critical accounting policies. During the three months ended March 31, 2016, there were no material changes to these policies.

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

Results of Operations

Net income attributable to our common stockholders increased approximately $3,583,000 during the three months ended March 31, 2016, as compared to the same period in 2015. This increase was primarily a result of the following:

•	An increase in gain on sale real estate of $4,633,000 due to the sale of two properties during the quarter ended March 31, 2016.

•
A decrease in impairment losses on real estate properties of $1,109,000 due to an impairment loss recorded on the unimproved residential and commercial land located in Gypsum, Colorado during the quarter ended March 31, 2015 due to a decrease in the listing price and a reduction in the fair market value estimated by management. No impairment losses were recorded during 2016.

•
A decrease in rental and other expenses on real estate properties of $400,000 and a decrease in depreciation and amortization expense of $259,000 due to the sale of four operating properties during 2015 and one in the beginning of 2016.

These items that increased net income during the three months ended March 31, 2016 were partially offset by the following:

•
A decrease in interest income on loans secured by trust deeds of $781,000 due to the accretion of the remaining $512,000 discount on an impaired loan and past due and deferred interest collected on impaired loans totaling approximately $855,000 during the quarter ended March 31, 2015. This decrease was partially offset by an increase in interest income on performing loans as the average balance of performing loans between the quarter ended March 31, 2015 and the quarter ended March 31, 2016 increased approximately 113%. Although there was a decrease in interest income on loans between the quarters ended March 31, 2015 and 2016, there was an increase in interest income of approximately $463,000 or 29% between the quarters ended December 31, 2015 and March 31, 2016 due to an increase in performing loans in our portfolio.

•	A decrease in rental and other income from real estate of $1,403,000 due primarily to the sale of four operating properties during 2015 and one in the beginning of 2016.

•
An increase in management and service fees of $337,000 due to an increase in the average balance of loans in the Company’s portfolio of 68% between the quarters ended March 31, 2016 and March 31, 2015.

We believe, from period to period in the near term, there could be fluctuations in earnings and net income resulting from the lag time between the sale of our real estate assets and deployment of the proceeds into new loan investments.

Comparison of Results of Operations for Three Months Ended March 31, 2016 and 2015

The following table sets forth our results of operations for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,		Increase/(Decrease)
	2016	2015	Amount	Percent
Revenues:
Interest income on loans	$2,043,008	$2,823,871	$(780,863)	(28)%
Rental and other income from real estate properties	2,139,985	3,542,899	(1,402,914)	(40)%
Income from investment in limited liability company	42,624	43,061	(437)	(1)%
Total revenues	4,225,617	6,409,831	(2,184,214)	(34)%
Expenses:
Management fees to Manager	765,515	456,389	309,126	68%
Servicing fees to Manager	69,592	41,490	28,102	68%
General and administrative expense	553,417	378,971	174,446	46%
Rental and other expenses on real estate properties	1,790,379	2,190,412	(400,033)	(18)%
Depreciation and amortization	343,649	602,386	(258,737)	(43)%
Interest expense	683,051	587,026	96,025	16%
Provision for loan losses	111,075	87,566	23,509	27%
Impairment losses on real estate properties	—	1,109,434	(1,109,434)	(100)%
Total expenses	4,316,678	5,453,674	(1,136,996)	(21)%
Operating (loss) income	(91,061)	956,157	(1,047,218)	(110)%
Gain on sales of real estate, net	4,838,815	205,441	4,633,374	nm
Net income	4,747,754	1,161,598	3,586,156	309%
Net income attributable to noncontrolling interests	(13,492)	(9,878)	(3,614)	37%
Net income attributable to common stockholders	$4,734,262	$1,151,720	$3,582,542	311%
nm – not meaningful

Revenues

Interest income on loans decreased $781,000 (28% decrease) during the three months ended March 31, 2016, as compared to the same period in 2015. This decrease was primarily due to the accretion of the remaining $512,000 discount on an impaired loan as the loan was repaid prior to maturity and past due and deferred interest collected on impaired loans totaling approximately $855,000 during the quarter ended March 31, 2015. This decrease was partially offset by an increase in interest income from performing loans as the average balance of performing loans increased between the quarter ended March 31, 2015 and the quarter ended March 31, 2016 by approximately 113%.

Rental and other income from real estate properties decreased $1,403,000 (40% decrease) during the three months ended March 31, 2016, as compared to the same period in 2015, primarily due to the sale of four operating properties during the year ended December 31, 2015 and one at the beginning of 2016. These properties had rental income totaling approximately $1,193,000 during the three months ended March 31, 2015.

Expenses

Management fees increased $310,000 (68% increase) and servicing fees increased $28,000 (68% increase) during the three months ended March 31, 2016 and 2015, respectively. The increase in management and service fees during 2016 was due to an increase in the average balance of loans in the Company’s portfolio of 68% between the quarters ended March 31, 2016 and March 31, 2015.

The maximum management and servicing fees were paid to the Manager during the three months ended March 31, 2016 and 2015. The maximum management fee permitted under the Management Agreement is 2.75% per year of the average unpaid balance of mortgage loans. For the three months ended March 31, 2016 (annualized) and the calendar years 2015, 2014 and 2013, the management fees were 2.75%, 2.75%, 2.75% and 2.74% of the average unpaid balance of mortgage loans, respectively.

In determining the management fees, the Manager may consider a number of factors, including current market yields, delinquency experience, un-invested cash and real estate activities. During the quarters ended March 31, 2016 and 2015, the Manager chose to take the maximum compensation that it is able to take pursuant to the charter and will likely continue to take the maximum compensation for the foreseeable future.

General and administrative expense increased $174,000 (46% increase) during the three months ended March 31, 2016, as compared to the same period in 2015, due primarily to higher legal, consulting and appraisal expenses during 2016 as compared to 2015.

Rental and other expenses on real estate properties decreased $400,000 (18% decrease) during the three months ended March 31, 2016, as compared to the same period in 2015, primarily due to the sale of four operating properties during the year ended December 31, 2015 and one at the beginning of 2016. These properties had rental expenses totaling approximately $455,000 during the three months ended March 31, 2015.

Depreciation and amortization expense decreased $259,000 (43% decrease) during the three months ended March 31, 2016, as compared to the same period in 2015, primarily due to the sale of four depreciable properties during the year ended December 31, 2015 and one at the beginning of 2016. These properties had depreciation expense totaling approximately $149,000 during the three months ended March 31, 2015. In addition, certain other properties were moved to Held for Sale during the year ended December 31, 2015 and, thus, depreciation expense was discontinued.

Interest expense increased $96,000 (16% increase) during the three months ended March 31, 2016 as compared to 2015, due to a higher amount of interest incurred on our lines of credit as the balances were higher during the quarter ended March 31, 2016 as compared to 2015, due to an additional $3,830,000 advance taken on the TSV loan during the third quarter of 2015 and due to additional interest expense incurred on the TOTB Miami and TOTB North loans during 2016, net of reduced interest expense as a result of the repayment of the 720 University loan during the second quarter of 2015.

The provision for loan losses of $111,000 during the three months ended March 31, 2016 was the result of an analysis performed on the loan portfolio. The general loan loss allowance increased $102,000 during the three months ended March 31, 2016 primarily due to an increase in the balance of performing loans during the quarter. The specific loan loss allowance increased $9,000 during the three months ended March 31, 2016. We recorded a provision for loan losses of $88,000 during the three months ended March 31, 2015.

The impairment losses on real estate properties of $1,109,000 during the three months ended March 31, 2015 was the result of a decrease in the listing price of the unimproved residential and commercial land located in Gypsum, Colorado and a reduction in the fair market value estimated by management. There were no impairment losses recorded during the three months ended March 31, 2016.

Gain on Sales of Real Estate

Gain on sales of real estate increased $4,663,000 during the three months ended March 31, 2016, as compared to the same period in 2015. During the three months ended March 31, 2016, we sold one industrial property and one office building in an office complex for gains totaling approximately $4,839,000. During the three months ended March 31, 2015, we sold one commercial property located in San Jose, California for gain of approximately $53,000 and recorded $152,000 of deferred gain under the installment method related to the sale of the condominiums located in Santa Barbara, California in 2012 due to the remaining repayment of the carry back loan during the quarter.

Financial Condition

March 31, 2016 and December 31, 2015

Loan Portfolio

During the quarter ended March 31, 2016, we originated six new loans in the aggregate amount of approximately $21,030,000 ($35,150,000 when fully funded) and advanced additional amounts to borrowers on existing loans of approximately $1,934,000 (total of $22,964,000).  Three of the new loans are incrementally funded for construction, renovation and/or interest and have $13,929,000 available to be funded in the future. We also received full or partial payoffs (including principal amortization) on loans totaling $17,999,000.

Our portfolio of loan investments remained the same at 56 loans, and the average loan balance increased from $1,906,000 to $1,994,000, between December 31, 2015 and March 31, 2016.

As of March 31, 2016 and December 31, 2015, we had four and three loans that were impaired totaling approximately $9,699,000 (8.7%) and $8,694,000 (8.1%), respectively.  This included two past maturity loans totaling $8,029,000 (7.2%) and $8,452,000 (7.9%), respectively. In addition, one loan of approximately $200,000 (0.2%) was past maturity but current in monthly payments as of March 31, 2016 (combined total of impaired and past maturity loans of $9,899,000 (8.9%) and $8,694,000 (8.1%), respectively). Of the impaired and past maturity loans, two loans with principal balances totaling $2,511,000 (2.3%) were in the process of foreclosure. No loans were in the process of foreclosure as of December 31, 2015.  No loans involved borrowers who were in bankruptcy as of March 31, 2016 and December 31, 2015.

As of March 31, 2016 and December 31, 2015, approximately $111,441,000 (99.8%) and $106,502,000 (99.8%) of our loans are interest-only and require the borrower to make a “balloon payment” on the principal amount upon maturity of the loan. To the extent that a borrower has an obligation to pay mortgage loan principal in a large lump sum payment, its ability to satisfy this obligation may be dependent upon its ability to sell the property, obtain suitable refinancing or otherwise raise a substantial cash amount. As a result, these loans involve a higher risk of default than fully amortizing loans. Borrowers occasionally are not able to pay the full amount due at the maturity date.  We may allow these borrowers to continue making the regularly scheduled monthly interest payments for certain periods of time to assist the borrower in meeting the balloon payment obligation without formally filing a notice of default.  These loans for which the principal is due and payable, but the borrower has failed to make such payment of principal, are referred to as “past maturity loans”. As of March 31, 2016 and December 31, 2015, we had three and two past maturity loans totaling approximately $8,229,000 and $8,452,000, respectively.

As of March 31, 2016 and December 31, 2015, we held the following types of loans:

	March 31, 2016	December 31, 2015
By Property Type:
Commercial	$80,024,191	$76,800,297
Residential	25,024,291	24,675,867
Land	6,630,857	5,267,643
	$111,679,339	$106,743,807

By Position:
Senior loans	$108,868,495	$103,716,010
Junior loans	2,810,844	3,027,797
	$111,679,339	$106,743,807

The types of property securing the Company’s commercial real estate loans are as follows as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Commercial Real Estate Loans:
Retail	$24,351,095	$9,206,415
Office	21,418,266	28,210,997
Apartment	12,058,538	13,094,806
Industrial	3,957,886	3,483,318
Marina	3,500,000	3,500,000
Hotel	7,985,000	7,985,000
Church	1,175,000	1,175,000
Restaurant	400,000	400,000
Storage	3,067,286	7,652,116
Golf course	1,145,000	1,145,000
Assisted care	966,120	947,645
	$80,024,191	$76,800,297

Scheduled maturities of loan investments as of March 31, 2016 and the interest rate sensitivity of such loans are as follows:

	Fixed	Variable
	Interest	Interest
	Rate	Rate	Total
Twelve months ending March 31:
2016(past maturity)	$8,228,604	$—	$8,228,604
2017	33,457,080	1,450,000	34,907,080
2018	41,318,938	9,302,764	50,621,702
2019	7,139,088	3,544,514	10,683,602
2020	7,000,000	—	7,000,000
2021	—	—	—
Thereafter (through Mar. 2028)	238,351	—	238,351
	$97,382,061	$14,297,278	$111,679,339

Our variable rate loans currently use as indices the three-month or six-month LIBOR rates (0.63% and 0.90%, respectively, as of March 31, 2016), or include terms whereby the interest rate is increased at a later date. Premiums over the index vary for each loan and all such loans have specified floor rates.

The following is a schedule by geographic location of loan investments as of March 31, 2016 and December 31, 2015:
	March 31, 2016	Portfolio	December 31, 2015	Portfolio
	Balance	Percentage	Balance	Percentage
Arizona	$9,739,943	8.72%	$10,103,722	9.47%
California	88,169,160	78.95%	82,406,162	77.20%
Hawaii	1,450,000	1.30%	1,450,000	1.36%
Michigan	6,335,000	5.67%	6,335,000	5.93%
Nevada	5,985,236	5.36%	6,298,923	5.90%
Oregon	—	—%	150,000	0.14%
	$111,679,339	100.00%	$106,743,807	100.00%

As of March 31, 2016 and December 31, 2015, our loans secured by real property collateral located in Northern California totaled approximately 61% ($68,417,000) and 71% ($75,971,000), respectively, of the loan portfolio. The Northern California region (which includes Monterey, Fresno, Kings, Tulare and Inyo counties and all counties north) is a large geographic area which has a diversified economic base. The ability of borrowers to repay loans is influenced by the economic strength of the region and the impact of prevailing market conditions on the value of real estate.

The allowance for loan losses increased by $111,000 and $88,000 during the three months ended March 31, 2016 and 2015, respectively.  The Manager believes that the allowance is appropriate given the estimated underlying collateral values of impaired loans and estimates of probable incurred credit losses on loans not considered to be impaired. There is no precise method used by the Manager to predict delinquency rates or losses on specific loans.  The Manager has considered the number and amount of delinquent loans, loans subject to workout agreements and loans in bankruptcy in determining the allowance for loan losses, but there can be no absolute assurance that the allowance is sufficient.  Because any decision regarding allowance for loan losses reflects judgment about the probability of losses yet to be realized, there is an inherent risk that such judgments will prove incorrect.  Upon realization, actual losses may exceed (or be less than) the amount of any reserve.  To the extent that we experience losses greater than the amount of our reserves, we may incur a charge to earnings that will adversely affect operating results and the amount of any dividends paid.

Changes in the allowance for loan losses for the three months ended March 31, 2016 and 2015 were as follows:

	March 31, 2016	March 31, 2015
Balance, beginning of period	$1,842,446	$2,869,355
Provision for loan losses	111,075	87,566
Balance, end of period	$1,953,521	$2,956,921

As of March 31, 2016 and December 31, 2015, there was a general allowance for loan losses of $1,458,364 and $1,356,623, respectively, and a specific allowance for loan losses on one loan in the amount of $495,157 and $485,823, respectively.

Real Estate Properties Held for Sale and Investment

As of March 31, 2016, we held title to twenty-four properties that were acquired through foreclosure with a total carrying amount of approximately $158,247,000 (including properties held in one corporation and ten limited liability companies), net of accumulated depreciation on real estate held for investment of $2,561,000. As of March 31, 2016, properties held for sale total $109,092,000 and properties held for investment total $49,155,000. When we acquire property by foreclosure, we typically earn less income on those properties than could be earned on loans and may not be able to sell the properties in a timely manner.

Real estate properties held for sale as of March 31, 2016 and December 31, 2015 consists of the following properties acquired through foreclosure:
	March 31, 2016	December 31, 2015
Undeveloped, industrial land, San Jose, California	$1,958,400	$1,958,400
Light industrial building, Paso Robles, California – sold in January 2016	—	1,460,935
Medical office condominium complex, Gilbert, Arizona (held within AMFU, LLC)	4,718,987	4,716,487
61 condominium units, Lakewood, Washington (held within Phillips Road, LLC) – moved from held for investment during 2016	4,183,386	—
169 condominium units and 160 unit renovated and unoccupied apartment building, Miami, Florida (held within TOTB Miami, LLC)	54,525,821	51,942,602
Unimproved, residential and commercial land, Gypsum, Colorado	4,224,000	4,224,000
Commercial and residential land under development, South Lake Tahoe, California (held within Tahoe Stateline Venture, LLC)	23,155,317	23,094,481
Commercial and residential land under development, South Lake Tahoe, California (held within Zalanta Resort at the Village, LLC)	16,326,214	12,794,261
	$109,092,125	$100,191,166

Real estate held for investment is comprised of the following properties as of March 31, 2016 and December 31, 2015:
	March 31, 2016	December 31, 2015
Commercial buildings, Roseville, California – one building sold in February 2016	$527,956	$701,897
Undeveloped, residential land, Marysville, California	403,200	403,200
Undeveloped land, Auburn, California (formerly part of golf course owned by DarkHorse Golf Club, LLC)	103,198	103,198
75 improved, residential lots, Auburn, California (held within Baldwin Ranch Subdivision, LLC)	3,878,544	3,878,544
One improved residential lots, West Sacramento, California	58,560	58,560
Undeveloped, residential land, Coolidge, Arizona	1,017,600	1,017,600
Golf course, Auburn, California (held within Lone Star Golf, Inc.)	1,930,648	1,941,245
Office condominium complex (15 units), Roseville, California	3,528,435	3,558,386
61 condominium units, Lakewood, Washington (held within Phillips Road, LLC) – moved to held for sale during 2016	—	4,219,657
1/7th interest in single family home, Lincoln City, Oregon	93,647	93,647
12 condominium and 3 commercial units, Tacoma, Washington (held within Broadway & Commerce, LLC)	2,348,125	2,360,237
6 improved residential lots, Coeur D’Alene, Idaho	316,800	316,800
Retail Complex, South Lake Tahoe, California (held within Tahoe Stateline Venture, LLC)	23,063,829	23,122,714
Marina and yacht club with 179 boat slips, Isleton, California (held within Brannan Island, LLC)	2,592,803	2,600,360
Unimproved, residential and commercial land, Bethel Island, California (held within Sandmound Marina, LLC)	2,334,773	2,334,773
Marina with 52 boat slips and campground, Bethel Island, California (held within Sandmound Marina, LLC)	1,471,145	1,473,727
Assisted living facility, Bensalem, Pennsylvania	5,431,169	5,402,376
Office condominium unit, Oakdale, California	54,992	55,325
	$49,155,424	$53,647,246

Changes in real estate held for sale and investment during the three months ended March 31, 2016 and 2015 were as follows:
	March 31, 2016	March 31, 2015
Balance, beginning of period	$153,838,412	$163,016,805
Real estate acquired through foreclosure	—	—
Investments in real estate properties (including amounts financed through accounts payable and amortization of deferred financing costs capitalized into construction projects)	6,371,781	4,384,134
Sales of real estate properties	(1,635,231)	(1,056,000)
Impairment losses on real estate properties	—	(1,109,434)
Depreciation of properties held for investment	(327,413)	(579,839)
Balance, end of period	$158,247,549	$164,655,666

Twelve of our twenty-four properties do not currently generate revenue. Seven of the Company’s thirty commercial leases and virtually all of the Company’s residential leases are set to expire during the twelve months ending March 31, 2017. The Company expects that new leases will be signed with existing or new tenants for the majority of these spaces and at rental rates that are at market and are at or above expiring rental amounts.

During the three months ended March 31, 2016, we transferred one condominium property from “Held for investment” to “Held for sale” as the property is now listed for sale and a sale is expected within the next year.

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

Sales Activity

During the three months ended March 31, 2016, the Company sold one industrial property and one office building in an office complex for aggregate net sales proceeds of approximately $6,479,000, resulting in total gain on sale of real estate of approximately $4,839,000.

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

In March 2016, TOTB North and TOTB Miami entered into a Purchase Agreement and Deposit Receipt (the “Purchase Agreement”) with Interwest Capital Corporation (the “Buyer”) to sell all real estate and related properties owned by the TOTB entities (the “TOTB Sale”) for $82,000,000, subject to potential adjustments as described in the Purchase Agreement. Buyer’s obligation to purchase the TOTB properties is subject to a number of conditions and there is no guarantee when or if the transaction will close. The aggregate book value of the TOTB properties subject to sale was approximately $54,526,000 as of March 31, 2016.

Foreclosure Activity

We foreclosed on no loans during the three months ended March 31, 2016 and 2015.

Majority and Wholly-Owned Limited Liability Companies

720 University, LLC

We had an investment in a limited liability company, 720 University, LLC (720 University), which owned a commercial retail property located in Greeley, Colorado. We received 65% of the profits and losses in 720 University after priority return on partner contributions was allocated at the rate of 10% per annum. The assets, liabilities, income and expenses of 720 University were consolidated into the accompanying consolidated balance sheets and statements of operations of the Company. 720 University was dissolved in December 2015.

In November 2014, 720 University entered into a Real Estate Sale Agreement pursuant to which 720 University agreed to sell the property for $20,750,000. On January 30, 2015, an initial closing was held for the purpose of refinancing the existing 720 University note payable, and the buyer extended a new loan to 720 University to repay the existing note payable to the bank. The principal amount of the new loan was $9,771,263 and accrued interest at 6.0% per annum until paid off upon the closing of the sale of the property to the buyer. The sale closed in June 2015 resulting in gain on sale of approximately $8,642,000 ($6,163,000 to the Company after the gain attributable to the non-controlling interest of approximately $2,479,000).

The net income to the Company from 720 University was approximately $123,000 during the three months ended March 31, 2015.

TOTB Miami, LLC

During the year ended December 31, 2011, the Company and two co-lenders (which included OFG and PRC Treasures, LLC, or PRC) foreclosed on a participated, first mortgage loan secured by a condominium complex located in Miami, Florida with a principal balance to the Company of approximately $26,257,000 and obtained an undivided interest in the properties via the trustee’s sale. The Company and the other lenders formed a Florida limited liability company, TOTB Miami, LLC (“TOTB”), to own and operate the complex. The complex consists of three buildings, two of which have been renovated and are being leased, and in which 169 units remain unsold and one which has been contributed to a wholly-owned subsidiary of TOTB, TOTB North, and contains 160 vacant units that were recently renovated.

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

During 2014, TOTB contributed the vacant and unimproved 160 unit apartment building to a new wholly-owned entity, TOTB North, LLC (“TOTB North”). TOTB North then entered into a construction loan agreement which provides up to $21,304,000 for the purpose of renovating and improving the apartment building. As of March 31, 2016 and December 31, 2015, approximately $17,573,000 and $16,010,000, respectively, had been drawn from the construction loan to date. In addition, TOTB North entered into various contracts for the design, engineering, demolition, concrete remediation and construction for the renovation project in the aggregate amount of approximately $20,519,000, the majority of which had been incurred as of March 31, 2016. In addition, another $2,238,000 in renovation-related costs, interest, property taxes, and amortization of deferred financing costs have been capitalized (total of $22,757,000) as of March 31, 2016. The construction project was substantially completed at the beginning of March 2016.

During 2014, TOTB entered into a new loan agreement whereby it borrowed $13,000,000 secured by the 154 renovated and leased condominium units in the Pointe building. The outstanding balance as of March 31, 2016 and December 31, 2015 was approximately $12,620,000 and $12,693,000, respectively. The loan bears interest at the floating daily three month LIBOR rate of interest plus 4.0% per annum, but in no event will the rate be lower than 4.25%. The interest rate as of March 31, 2016 was 4.63%. Principal and interest is payable monthly with principal amortizing over 300 months. The initial maturity date is November 16, 2017 which may be extended for two additional one year periods if all conditions in the loan agreement are met. The net cash proceeds from the new loan were distributed to the members of TOTB during 2014 ($10,256,000 to ORM and $2,446,000 to OFG).

In March 2016, the Company entered into the Purchase Agreement to sell all of the TOTB property for $82,000,000 subject to certain potential adjustments. The closing of the sale is subject to a number of conditions described in the Purchase Agreement, including among others completion of satisfactory due diligence by the Buyer.  Accordingly, there is no guarantee that the closing will occur.

The noncontrolling interest of OFG totaled approximately $4,537,000 and $4,524,000 as of March 31, 2016 and December 31, 2015, respectively. The net income to the Company from TOTB was approximately $57,000 and $26,000 during the three months ended March 31, 2016 and 2015, respectively.

Equity Method Investment in Limited Liability Company

1850 De La Cruz, LLC

During 2008, we entered into an Operating Agreement for 1850 De La Cruz LLC, a California limited liability company (“1850”), with Nanook Ventures LLC (“Nanook”), an unrelated party.  The purpose of the joint venture is to acquire, own and operate certain industrial land and buildings located in Santa Clara, California that were owned by the Company. The property was subject to a Purchase and Sale Agreement dated July 24, 2007 (the “Sale Agreement”), as amended, between the Company, as seller, and Nanook, as buyer.  During the course of due diligence under the Sale Agreement, it was discovered that the property was contaminated and that remediation and monitoring were required.  The parties agreed to enter into the Operating Agreement to restructure the arrangement as a joint venture.  At the time of closing in July 2008, the two properties were separately contributed to two new limited liability companies, Nanook Ventures One LLC and Nanook Ventures Two LLC that are wholly owned by 1850. The Company and Nanook are the Members of 1850 and NV Manager, LLC is the manager.

The net income to the Company from its investment in 1850 De La Cruz was approximately $43,000 for both the three months ended March 31, 2016 and 2015, respectively.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents and restricted cash increased from approximately $8,481,000 as of December 31, 2015 to approximately $10,558,000 as of March 31, 2016 ($2,076,000 or 24% increase) primarily due to funds borrowed on the lines of credit at the end of March 2016 to increase the restricted cash held at CB&T to $3,500,000 as of April 1, 2016 as required pursuant to the First Amendment to the CB&T Credit Facility.

Interest and Other Receivables

Interest and other receivables increased from approximately $1,765,000 as of December 31, 2015 to $2,107,000 as of March 31, 2016 ($342,000 or 19% increase) due to an additional unsecured loan of $250,000 made to our tenant in the assisted care facility located in Bensalem, Pennsylvania. The tenant is in the process of transitioning the facility and business to memory care in order to increase occupancy and income on the property and needed funds to continue to operate during this transition. The remaining increase was due primarily to growth in the loan portfolio during the quarter.

Deferred Financing Costs

Deferred financing costs increased from approximately $126,000 as of December 31, 2015 to $327,000 as of March 31, 2016 ($201,000 or 159% increase) due primarily to a new origination fee and other loan costs paid on the amended CB&T Credit Facility during the three months ended March 31, 2016.

Dividends Payable

Dividends payable decreased from approximately $2,133,000 as of December 31, 2015 to $820,000 as of March 31, 2016 because the dividend declared and accrued as of December 31, 2015 included a regular dividend of $0.08 per share and dividends accrued in the form of a tax payment to be made on behalf of stockholders of $1,313,657, whereas the dividend declared and accrued as of March 31, 2016 only included a regular dividend of $0.08 per share.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities increased from approximately $3,359,000 as of December 31, 2015 to $5,417,000 as of March 31, 2016 ($2,058,000 or 61% increase), due primarily to increased payables related to the construction activities on the properties owned by TOTB North and Zalanta.

Lines of Credit Payable

Lines of credit payable increased from $20,916,000 as of December 31, 2015 to $26,853,000 as of March 31, 2016 ($5,937,000 or 28% increase) due primarily to advances made for loan originations and to pay certain construction costs on the project owned by Zalanta during the quarter.

Notes and Loans Payable on Real Estate

Notes and loans payable increased from approximately $45,459,000 as of December 31, 2015 to approximately $46,944,000 as of March 31, 2016 ($1,485,000 or 3% increase) due primarily to additional advances obtained by TOTB North during the quarter on the construction loan. This increase was partially offset by principal payments on the loans securing the TOTB Miami condominium units and the TSV retail property.

Non-GAAP Financial Measures

Funds from Operations and Adjusted Funds from Operations

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

The following table reconciles FFO and AFFO to the comparable GAAP financial measures:

	For the Three Months Ended
	March 31, 2016	March 31, 2015
Funds from Operations
Net income attributable to common stockholders	$4,734,262	$1,151,720
Adjustments:
Depreciation and amortization of real estate	337,193	589,588
Depreciation allocated to non-controlling interests	—	(29,055)
Gain on sales of depreciable real estate, net	(4,838,815)	(152,622)
Adjustments for unconsolidated ventures	(42,624)	(43,061)
FFO attributable to common stockholders	$190,016	$1,516,570
Basic and diluted FFO per common share	$0.02	$0.14

Adjusted Funds from Operations
FFO attributable to common stockholders	$190,016	$1,516,570
Adjustments:
Non-cash items:
Provisions for loan losses	111,075	87,566
Amortization of deferred financing costs	107,022	79,419
Depreciation of other assets	6,455	12,798
Impairment of other real estate	—	1,109,434
Accretion of discount on loan to interest income	—	(536,817)
Straight-line rental adjustments	(9,325)	(175)
Less:
Gain on sales of other real estate, net	—	(52,820)
AFFO attributable to common stockholders	$405,243	$2,215,975
Basic and diluted AFFO per common share	$0.04	$0.21

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

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover probable incurred credit losses. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Loan losses deemed to be uncollectible are charged against the allowance for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses. As of March 31, 2016, management believes that the allowance for loan losses of approximately $1,954,000 is adequate in amount to cover probable incurred credit losses. Because of the number of variables involved, the magnitude of swings possible and management’s inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by management. As of March 31, 2016, four loans totaling $9,699,000 were impaired. This includes two past maturity loans totaling $8,029,000. After management’s evaluation of the loan portfolio, we recorded an increase in the allowance for loan losses of approximately $111,000 (increase in specific loan loss allowance of $9,000 and increase in general allowance of $102,000) for the three months ended March 31, 2016.  Management believes that the specific allowance for loan losses is appropriate given the estimated fair values of the underlying collateral of impaired loans.

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

We require liquidity to:

•	fund future loan investments;
•	to improve and maintain real estate properties;
•	to repay principal and interest on our borrowings;
•	to pay our expenses, including compensation to our Manager;
•	to pay U.S. federal, state, and local taxes of our TRSs;
•	to distribute a minimum of 90% of our REIT taxable income and to make investments in a manner that enables us to maintain our qualification as a REIT; and
•	to make tax payments associated with undistributed capital gains.

        We intend to meet these liquidity requirements primarily through the following:

•	the use of our cash and cash equivalent balances of $3,228,000 as of March 31, 2016;
•	cash generated from operating activities, including interest income from our loan portfolio and income generated from our real estate properties;
•	proceeds from the sales of real estate properties;
•	proceeds from our existing and new revolving lines of credit;
•	proceeds from future borrowings, including potential temporary and/or permanent financing on the TSV and TOTB properties; and
•	proceeds from potential future offerings of our equity securities.

The following table summarizes our cash flow activity for the periods presented:

	Three Months Ended March 31,
	2016	2015
Net cash (used in) provided by operating activities	$(1,551,342)	$1,980,203
Net cash (used in) provided by investing activities	(1,416,132)	8,524,605
Net cash provided by financing activities	4,939,721	1,985,891

During the quarter ended March 31, 2016, our unrestricted cash and cash equivalents increased approximately $1,972,000 primarily due to funds borrowed on the lines of credit at the end of March 2016 to increase the restricted cash held at CB&T to $3,500,000 as of April 1, 2016 as required pursuant to the First Amendment to the CB&T Credit Facility.

Operating Activities

Cash flows from operating activities are primarily rental and other income from real estate properties, net of real estate expenses, and interest received from our investments in loans, partially offset by payment of operating expenses. For the three months ended March 31, 2016, cash flows from operating activities decreased $3,532,000, compared to the three months ended March 31, 2015. The decrease reflects decreased cash flow from rental properties as a result of the sale of four operating properties during 2015 and one at the beginning of 2016, decreased interest income received on delinquent loans and higher management and service fees, general and administrative and interest expense during 2016 as compared to 2015.

Investing Activities

Cash flows from investing activities for both periods presented reflect our investing activity. For the three months ended March 31, 2016, cash flows from investing activities decreased $9,941,000. Approximately $1,416,000 was used by investing activities during the quarter as $25,901,000 was used for investment in loans, improvements to real estate properties and transfer to restricted cash which was partially offset by $24,508,000 that was received from the payoff of loans and sales of properties.

Financing Activities

Net cash provided by financing activities totaled approximately $4,940,000 for the three months ended March 31, 2016 and consisted primarily of $5,937,000 of net advances on our lines of credit and $1,396,000 of net advances on notes payable, net of $2,133,000 in dividends and income taxes paid to or on behalf of stockholders and $255,000 of deferred financing costs paid.

Dividends

We intend to make regular quarterly distributions to holders of our Common Stock. U.S. federal income tax law generally requires that a REIT annually distribute at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains, and to the extent that it annually distributes less than 100% of its REIT taxable income, excluding net capital gains, in any taxable year, and that it pay tax at regular corporate rates on that undistributed portion. We intend to make regular quarterly distributions to our stockholders in an amount equal to or greater than our REIT taxable income, excluding net capital gains, if and to the extent authorized by our Board of Directors. Before we make any distributions, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on our debt payable. If our cash available for distribution is less than our REIT taxable income, we could be required to sell assets or borrow funds to make cash distributions or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, special purpose entities or VIEs, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment to provide additional funding to any such entities.

Contractual Obligations and Commitments

There were no material changes outside of the ordinary course of business in the contractual obligations and commitments as reported in our Annual Report on Form 10-K for the year ended December 31, 2015.  All of our debt obligations are described in more detail in Note 7 — “Lines of Credit Payable” and Note 8 – “Notes and Loans Payable on Real Estate.”  Refer to Note 13 — “Commitments and Contingencies” and below for a description of our other contractual obligations as of March 31, 2016.

Company Debt

The terms of the Company debt are described in more detail in Note 7 – “Lines of Credit Payable” and Note 8 – “Notes and Loans Payable on Real Estate”.

CB&T Line of Credit

As of March 31, 2016, the total amount available to borrow under the CB&T Credit Facility was $19,532,000 and the balance outstanding was $17,478,000 (leaving $2,054,000 available). As of May 6, 2016, the total amount available to borrow under the CB&T Credit Facility is $32,754,000 and the balance outstanding is $23,342,000 (leaving $9,412,000 available).  Interest on borrowings under the CB&T Credit Facility are payable monthly and all amounts outstanding under the facility are to be repaid not later than March 1, 2018 and advances may be made up to that date.

Opus Line of Credit

As of March 31, 2016, the total amount available to borrow under the Opus Credit Facility was $9,375,000 and there was $9,375,000 outstanding (leaving $0 available). As of May 6, 2016, the balance outstanding is $8,594,000 (no additional amounts available to borrow).  Commencing on May 1, 2016, in addition to the required monthly interest payments, we are required to make mandatory monthly principal payments and all amounts under the facility are to be repaid not later than April 1, 2017. No further advances under the Opus Credit Facility are available.

TOTB North, LLC Construction Loan

The North Loan provides up to $21,304,000, subject to customary conditions, and the balance of the North Loan was approximately $17,573,000 as of March 31, 2016 and approximately $19,256,000 as of May 6, 2016. The initial maturity date (“Maturity Date”) of the North Loan is June 12, 2017, which may be extended at the option of TOTB North for two additional one year periods subject to certain conditions. Monthly interest only payments are required until the Amortization Commencement date, at which time monthly principal payments are also required and the balance of the loan is due on the Maturity Date or at such earlier date as the proposed TOTB Sale may occur pursuant to the Purchase Agreement.

TOTB Miami, LLC Loan Payable

The full amount available under the TOTB Miami Loan has been borrowed, and the balance of the TOTB Miami Loan was approximately $12,620,000 as of March 31, 2016 and approximately $12,571,000 as of May 6, 2016. The initial maturity date (the “Maturity Date”) of the TOTB Miami Loan is November 16, 2017, which may be extended at the option of TOTB Miami for two additional one year periods subject to certain conditions. Principal and interest is payable monthly and the balance of the loan is due on the Maturity Date or at such earlier date as the proposed TOTB Sale may occur pursuant to the Purchase Agreement.

Tahoe Stateline Venture, LLC Loan Payable

The full amount available under the TSV Loan has been borrowed, and the balance of the TSV Loan was approximately $13,920,000 as of March 31, 2016 and $13,858,000 as of May 6, 2016. Principal and interest is payable monthly and the balance of the loan is due on the maturity date, which is January 1, 2021.

Tahoe Stateline Venture, LLC Notes Payable

We had two secured notes payable in the aggregate amount of $3,400,000 as of March 31, 2016. One note with a principal balance of $2,900,000 as of March 31, 2016 requires semi-annual interest-only payments and is due in December 2016, and one note with a principal balance of $500,000 at March 31, 2016 requires quarterly interest-only payments and is due in August 2017.

Commitments and Contingencies

As of March 31, 2016, we have commitments to advance additional funds to borrowers of construction, rehabilitation and other loans (including interest reserves) in the total amount of approximately $28,224,000.

We have an obligation to pay all required costs to remediate and monitor contamination of the real properties owned by 1850 De La Cruz, LLC (“1850”). As part of the Operating Agreement executed by the Company and its joint venture partner in 1850, Nanook, we have indemnified Nanook against all obligations related to the expected costs to monitor and remediate the contamination. In 2008, we accrued an amount that a third party consultant had estimated will need to be paid to monitor and remediate the site. The majority of clean-up activities were completed during 2012 as part of the tenant’s construction of a new building on the site. As of March 31, 2016 and December 31, 2015, approximately $24,000 and $36,000, respectively, of this obligation remains accrued on our books. In February 2016, we obtained a no further action letter from the water board, which effectively relieves the Company of any future remediation responsibility for the site.

During the course of due diligence performed by a potential buyer of TOTB in 2012, a low level of arsenic was found in the ground water of a monitoring well located on the property. While the level of arsenic exceeds the minimum level acceptable for drinking water standards, the water under this property is subject to tidal influence and is not used for domestic consumption.  TOTB retained an environmental consultant to perform additional testing and analysis with the goal of petitioning the appropriate governmental agency to issue a no further action letter for this property due to the low level of contamination and the low quality of the ground water under the property.  TOTB has submitted a proposed closure letter to the governmental agency and is waiting for final approval. At this time, the costs of any potential remediation and/or monitoring are unknown and cannot be estimated.  As of March 31, 2016 and December 31, 2015, approximately $127,000 and $104,000, respectively, had been accrued and/or paid for testing and analysis.

The Company has entered into various contracts for design, architectural, engineering, foundation work and construction for the phase II development of the land owned by Zalanta Resort at the Village, LLC (“Zalanta”). The aggregate amount of these contracts totaled approximately $31,166,000 of which approximately $7,050,000 had been incurred as of March 31, 2016 in addition to other capitalized costs related to the construction project of $2,227,000 (total of $9,277,000). Management expects that all costs for this project will be paid from cash reserves, advances from the lines of credit and/or construction financing to be obtained in the future. It is possible that additional change orders will be submitted and construction costs may be higher than expected.

Contingency Reserves

We are required to maintain cash, cash equivalents and marketable securities as contingency reserves in an aggregate amount of at least 1.50% of Capital (as defined in its charter). Although the Manager believes the contingency reserves are adequate, it could become necessary for us to sell or otherwise liquidate certain of its investments or other assets to cover such contingencies on terms which might not be favorable to the Company. The contingency reserves held in cash and cash equivalents were approximately $3,892,000 and $3,809,000 as of March 31, 2016 and December 31, 2015, respectively.

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

Our operating results are exposed to the risks related to interest rate fluctuations as the results depend to a significant extent on the differences between income from our loans and our borrowing costs. We generally originate fixed rate loan investments and partially finance those investments with floating rate liabilities.  Our investments in fixed rate assets are generally exposed to changes in value due to interest rate fluctuations; however, the short maturity and low debt to investments of our loan portfolio are intended to partially offset that risk. Our average weighted maturity of fixed rate loans as of March 31, 2016 is approximately 15 months though in the past we have extended the maturity date on certain loans which would increase our exposure to interest rate risk.  In addition, our outstanding variable rate debt to loan investments as of March 31, 2016 is 51%. All of our variable rate investment loans and certain of our borrowings are subject to various interest rate floors. As a result, the impact of a change in interest rates may be different on our interest income than it is on our interest expense. As a result of the floors on our variable rate investment loans (which are a small part of our loan portfolio), and the short term nature of these loans, the impact of a change in prevailing interest rates on our income is unlikely to be material.

The following table projects the potential impact on our interest expense for a 12-month period assuming an instantaneous increase of 100 basis points in 3 Month LIBOR and one percent in the Prime Rate based on balances outstanding as of March 31, 2016:

	As of and for the period ended March 31, 2016
	Variable Rate Loans tied to 3 Mo. Libor	Variable Rate Loans tied to Prime Rate	Total

Aggregate Principal Balance of Debt	$39,567,552	$17,477,500	$57,045,052

Effect of 100 basis point increase in 3 and 6 Mo. Libor	$395,676	$—	$395,676
Effect of one percent increase in the Prime Rate	—	174,775	174,775
Totals	$395,676	$174,775	$570,451

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

Prepayment Risk

        Our revenue and earnings may be affected by prepayment rates on our existing investment loans. When we originate our investment loans, we anticipate that we will generate an expected yield. When borrowers prepay their loans faster than we expect, there are no prepayment penalties, and we may be unable to replace these loans with new investment loans that will generate yields which are as high as the prepaid mortgage loans.

Item 4. Controls and Procedures

Management of the Company carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the fiscal quarter ended March 31, 2016. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, which is the end of the period covered by this quarterly report on Form 10-Q,  the Company’s disclosure controls and procedures are effective.

There have been no changes in the Company’s internal control over financial reporting in the fiscal quarter ending March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 6. Exhibits

(a) Exhibits:

* 3.1	Articles of Amendment and Restatement of Owens Realty Mortgage, Inc., dated January 23, 2013, and related Certificate of Correction dated September 17, 2013, incorporated herein by reference to the Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the SEC on March 16, 2015
* 3.2	Bylaws of Owens Realty Mortgage, Inc., incorporated herein by reference to Annex C to Proxy Statement/Prospectus on Form S-4 which was filed with the SEC on February 13, 2013
* 3.3	Articles Supplementary, dated November 13, 2014, relating to the election to be subject to Subtitle 8 of Title 3 of the Maryland General Corporation Law, incorporated by reference to exhibit 3.1 to the current report on Form 8-K filed with the SEC on November 13, 2013
* 4.1	Form of Common Stock Certificate, incorporated herein by reference to exhibit 4.1 to Proxy Statement/Prospectus on Form S-4 which was filed with the SEC on January 25, 2013
* 10.1	First Amendment to Amended and Restated Credit Agreement and Loan Documents, dated as of March 1, 2016, by and among California Bank & Trust, a division of ZB, N.A., as Administrative Agent and a Lender, First Bank as a Lender and Owens Realty Mortgage, Inc. as Borrower., together with the related Master Revolving Notes, incorporated by reference to exhibits 10.1 through 10.3, respectively, to the current report on Form 8-K filed with the SEC on March 7, 2016
* 10.2	Purchase Agreement and Deposit Receipt, dated as of March 16, 2016, among TOTB Miami, LLC, TOTB North, LLC and Interwest Capital Corporation, incorporated by reference to exhibit 10.1 to the current report on Form 8-K filed with the SEC on March 22, 2016
** 31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
** 31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
** 32.1	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
***101.INS	XBRL Instance Document
***101.SCH	XBRL Taxonomy Extension Schema Document
***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
***101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
***101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
***101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
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

OWENS REALTY MORTGAGE, INC.

Dated: May 9, 2016	By:	/s/ Bryan H. Draper
Bryan H. Draper, Chief Executive Officer and President
(Principal Executive Officer)
Dated: May 9, 2016	By:	/s/ Melina A. Platt
Melina A. Platt, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)