Form 10-Q
period 2016-06-30
Owens Realty Mortgage, Inc.
filed 2016-08-08
CIK 1556364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

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

Class                                                      Outstanding as of August 5, 2016
Common Stock, $.01 par value                                                              10,247,477 shares

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	64

Item 1A.	Risk Factors	64

Item 6.	Exhibits	65

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

OWENS REALTY MORTGAGE, INC.
Consolidated Balance Sheets
 (UNAUDITED)
	June 30, 2016	December 31, 2015
ASSETS
Cash and cash equivalents	$747,494	$1,255,842
Restricted cash	8,954,472	7,225,371
Loans, net of allowance for loan losses of $1,780,921 in 2016 and $1,842,446 in 2015	117,799,946	104,901,361
Interest and other receivables	2,186,080	1,764,918
Other assets, net of accumulated depreciation and amortization of $298,458 in 2016 and $275,277 in 2015	893,316	741,001
Deferred financing costs, net of accumulated amortization of $209,086 in 2016 and $323,325 in 2015	276,250	126,308
Deferred tax assets, net	7,368,835	—
Investment in limited liability company	2,141,342	2,141,032
Real estate held for sale	119,713,119	100,191,166
Real estate held for investment, net of accumulated depreciation of $2,584,503 in 2016 and $2,915,596 in 2015	43,136,122	53,647,246
Total assets	$303,216,976	$271,994,245
LIABILITIES AND EQUITY
LIABILITIES:
Dividends payable	$819,798	$2,133,455
Due to Manager	334,554	408,643
Accounts payable and accrued liabilities	6,170,485	3,359,294
Deferred gains on sales of real estate	209,662	209,662
Lines of credit payable	38,747,415	20,915,500
Notes and loans payable on real estate	49,453,984	45,458,844
Total liabilities	95,735,898	72,485,398
Commitments and Contingencies (Note 14)
EQUITY:
Stockholders’ equity:
Preferred stock, $.01 par value per share, 5,000,000 shares authorized, no shares issued and outstanding at June 30, 2016 and December 31, 2015	—	—
Common stock, $.01 par value per share, 50,000,000 shares authorized, 11,198,119 shares issued, 10,247,477 shares outstanding at June 30, 2016 and December 31, 2015	111,981	111,981
Additional paid-in capital	182,437,522	182,437,522
Treasury stock, at cost – 950,642 shares at June 30, 2016 and December 31, 2015	(12,852,058)	(12,852,058)
Retained earnings	33,495,951	25,282,553
Total stockholders’ equity	203,193,396	194,979,998
Non-controlling interests	4,287,682	4,528,849
Total equity	207,481,078	199,508,847
Total liabilities and equity	$303,216,976	$271,994,245

The accompanying notes are an integral part of these consolidated financial statements.

OWENS REALTY MORTGAGE, INC.
Consolidated Statements of Income
 (UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Revenues:
Interest income on loans	$2,196,012	$2,500,866	$4,239,020	$5,324,738
Rental and other income from real estate properties	2,451,416	3,443,366	4,591,401	6,986,264
Income from investment in limited liability company	44,686	42,816	87,310	85,877
Total revenues	4,692,114	5,987,048	8,917,731	12,396,879
Expenses:
Management fees to Manager	825,149	440,611	1,590,664	897,000
Servicing fees to Manager	75,014	40,055	144,606	81,546
General and administrative expense	349,927	280,078	903,345	659,048
Rental and other expenses on real estate properties	2,048,929	2,159,533	3,839,307	4,349,945
Depreciation and amortization	309,271	583,572	652,920	1,185,958
Interest expense	1,005,703	471,920	1,688,755	1,058,946
Provision for loan losses	274,920	340,477	385,995	428,043
Impairment losses on real estate properties	2,110,150	147,000	2,110,150	1,256,434
Total expenses	6,999,063	4,463,246	11,315,742	9,916,920
Operating (loss) income	(2,306,949)	1,523,802	(2,398,011)	2,479,959
Gain on sales of real estate, net	—	14,825,858	4,838,815	15,031,299
Net (loss) income before income tax benefit	(2,306,949)	16,349,660	2,440,804	17,511,258
Income tax benefit	7,368,835	—	7,368,835	—
Net income	5,061,886	16,349,660	9,809,639	17,511,258
Less: Net loss (income) attributable to non-controlling interests	56,847	(2,588,884)	43,355	(2,598,762)
Net income attributable to common stockholders	$5,118,733	$13,760,776	$9,852,994	$14,912,496

Per common share data:
Basic and diluted earnings per common share	$0.50	$1.28	$0.96	$1.38
Basic and diluted weighted average number of common shares outstanding	10,247,477	10,768,001	10,247,477	10,768,001
Dividends declared per share of common stock	$0.08	$0.18	$0.16	$0.25

The accompanying notes are an integral part of these consolidated financial statements.

OWENS REALTY MORTGAGE, INC.
Consolidated Statements of Stockholders’ Equity
Six Months Ended June 30, 2016 and 2015
(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Treasury Stock			Total Stockholders’ Equity	Non- controlling Interests
						Retained Earnings			Total Equity
	Shares	Amount		Shares	Amount

Balances, December 31, 2014	11,198,119	$111,981	$182,437,522	(430,118)	$(5,349,156)	$7,371,511	$184,571,858	$4,174,753	$188,746,611

Net income	—	—	—	—	—	14,912,496	14,912,496	2,598,762	17,511,258
Dividends declared	—	—	—	—	—	(2,692,000)	(2,692,000)	—	(2,692,000)
Contribution from non-controlling interest	—	—	—	—	—	—	—	279,184	279,184
Distributions to non-controlling interests	—	—	—	—	—	—	—	(2,483,790)	(2,483,790)
Balances, June 30, 2015	11,198,119	$111,981	$182,437,522	(430,118)	$(5,349,156)	$19,592,007	$196,792,354	$4,568,909	$201,361,263

Balances, December 31, 2015	11,198,119	$111,981	$182,437,522	(950,642)	(12,852,058)	$25,282,553	$194,979,998	$4,528,849	$199,508,847

Net income	—	—	—	—	—	9,852,994	9,852,994	(43,355)	9,809,639
Dividends declared	—	—	—	—	—	(1,639,596)	(1,639,596)	—	(1,639,596)
Contribution from non-controlling interest	—	—	—	—	—	—	—	44,208	44,208
Distributions to non-controlling interests	—	—	—	—	—	—	—	(242,020)	(242,020)
Balances, June 30, 2016	11,198,119	$111,981	$182,437,522	(950,642)	$(12,852,058)	$33,495,951	$203,193,396	$4,287,682	$207,481,078

The accompanying notes are an integral part of these consolidated financial statements.

OWENS REALTY MORTGAGE, INC.
Consolidated Statements of Cash Flows
 (UNAUDITED)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,809,639	$17,511,258
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of real estate and other assets, net	(4,838,815)	(15,031,299)
Deferred income tax (benefit) expense	(7,368,835)	—
Income from investment in limited liability company	(87,310)	(85,877)
Provision for loan losses	385,995	428,043
Impairment losses on real estate properties	2,110,150	1,256,434
Depreciation and amortization of real estate and related assets	652,920	1,185,958
Amortization of deferred financing costs to interest expense	244,756	170,112
Accretion of discount on loan to interest income	—	(536,816)
Changes in operating assets and liabilities:
Interest and other receivables	(490,730)	(520,413)
Other assets	(163,788)	(7,027)
Accounts payable and accrued liabilities	(1,465,000)	(306,136)
Due to Manager	(74,089)	(66,533)
Net cash (used in) provided by operating activities	(1,285,107)	3,997,704

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal collected on loans	27,860,551	27,720,941
Investments in loans	(41,776,363)	(28,737,011)
Investment in real estate properties	(8,361,689)	(8,404,537)
Net proceeds from disposition of real estate properties and other assets	6,478,811	34,865,173
Purchases of furniture, fixtures and equipment	(27,512)	(36,588)
Transfer to restricted cash, net	(1,729,101)	(1,107,390)
Distribution received from investment in limited liability company	87,000	85,000
Net cash (used in) provided by investing activities	(17,468,303)	24,385,588

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances on notes payable	4,152,381	14,455,710
Repayments on notes payable	(333,587)	(19,770,694)
Advances on lines of credit	52,265,415	18,462,000
Repayments on lines of credit	(34,433,500)	(29,912,000)
Payment of deferred financing costs	(254,582)	(41,735)
Distributions to non-controlling interests	(242,020)	(2,483,790)
Contributions from non-controlling interest	44,208	279,184
Purchase of treasury stock	—	—
Dividends paid	(2,953,253)	(2,045,920)
Net cash provided by (used in) financing activities	18,245,062	(21,057,245)

Net (decrease) increase in cash and cash equivalents	(508,348)	7,326,047

Cash and cash equivalents at beginning of period	1,255,842	1,413,545

Cash and cash equivalents at end of period	$747,494	$8,739,592

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest (excluding amounts capitalized)	$1,291,839	$964,543
Cash paid during the period for interest that was capitalized	274,562	116,661

Supplemental Disclosures of Non-Cash Activity
Increase in real estate from loan foreclosures	$700,800	$—
Decrease in loans, net of allowance for loan losses, from loan foreclosures	(631,232)	—
Decrease in interest and other receivables from loan foreclosures	(69,568)	—
Change in capital expenditures financed through accounts payable	(4,276,191)	(2,654,294)
Amortization of deferred financing costs capitalized to construction project	(36,230)	(103,674)
Dividends declared but not paid	(819,798)	(1,938,240)

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of the management of the Company, the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein. Certain information and footnote disclosures presented in the annual consolidated financial statements are not included in these interim financial statements.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Form 10-K of ORM for the year ended December 31, 2015 filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the operating results to be expected for the full year ending December 31, 2016. The Company evaluates subsequent events up to the date it files its Form 10-Q with the SEC.

Basis of Presentation

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned taxable REIT subsidiaries (“TRSs”) and its majority- and wholly-owned limited liability companies. The Company is in the business of providing mortgage lending services and manages its business as one operating segment. Due to foreclosure activity, the Company also owns and manages real estate assets.

Certain reclassifications, not affecting previously reported net income or total stockholders’ equity, have been made to the previously issued consolidated financial statements to conform to the current period presentation.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update 2016-13, “Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments”, or ASU 2016-13. The amendments in ASU-2016-13 eliminate the probable and incurred credit loss recognition threshold in current GAAP and, instead, reflect an entity’s current estimate of all expected credit losses. The amendments in ASU 2016-13 broaden the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The use of forecasted information incorporates more timely information in the estimate of expected credit loss. This standard is effective for interim and annual reporting beginning after December 15, 2019, with early adoption permitted for interim and annual reporting beginning after December 15, 2018. The Company is currently evaluating the impact that ASU 2016-13 may have on its consolidated financial statements.

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

In January 2016, the FASB issued Accounting Standards Update 2016-01, “Financial Instruments- Overall (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities”, or ASU 2016-1.  ASU 2016-01 amends existing guidance related to the disclosure, presentation, recognition and measurement of financial assets and financial liabilities.  This accounting standard primarily amends the accounting for certain equity investments, fair value disclosures and presentation of financial assets and financial liabilities. This standard is effective for interim and annual reporting beginning after December 15, 2017, with certain aspects available for early adoption.  The Company is currently evaluating the impact that ASU 2016-01 may have on its consolidated financial statements.

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

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

Recently Adopted Accounting Pronouncements

In April 2015, the FASB issued Accounting Standards Update 2015-03, “Interest - Imputation of Interest (Subtopic 835-30) – Simplifying the Presentation of Debt Issuance Costs,” or ASU 2015-03. ASU 2015-03 simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU 2015-15 which clarified that the SEC would not object to entities continuing to report debt issuance costs on line of credit arrangements as assets. The recognition and measurement guidance for debt issuance costs are not affected by these ASUs. The Company adopted these ASUs retrospectively during the quarter ended March 31, 2016 and elected to continue to report its deferred financing costs on lines of credit as assets, as allowed by the clarifying guidance issued in ASU 2015-15. Adoption of these standards resulted in net debt issuance costs (deferred financing costs) on the Company’s debt (other than lines of credit) being presented as a direct offset to the applicable debt on the balance sheet. Thus, both deferred financing costs and notes and loans payable on real estate on the accompanying consolidated balance sheets were decreased by $482,000 and $658,000 as of June 30, 2016 and December 31, 2015, respectively.

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

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

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

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

        The following tables show the changes in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2016 and 2015 and the allocation of the allowance for loan losses and loans as of June 30, 2016 and December 31, 2015 by portfolio segment and by impairment methodology:

	Commercial	Residential	Land
2016				Total

Allowance for loan losses:
	Three Months Ended June 30, 2016
Beginning balance	$1,140,527	$503,922	$309,072	$1,953,521
Charge-offs	(447,520)	—	—	(447,520)
Provision	71,893	100,407	102,620	274,920
Ending Balance	$764,900	$604,329	$411,692	$1,780,921

	Six Months Ended June 30, 2016
Beginning balance	$1,140,530	$455,587	$246,329	$1,842,446
Charge-offs	(447,520)	—	—	(447,520)
Provision	71,890	148,742	165,363	385,995
Ending balance	$764,900	$604,329	$411,692	$1,780,921

	As of June 30, 2016
Ending balance: individually evaluated for impairment	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$764,900	$604,329	$411,692	$1,780,921

Ending balance	$764,900	$604,329	$411,692	$1,780,921

Loans:
Ending balance	$92,022,283	$20,915,061	$6,643,523	$119,580,867

Ending balance: individually evaluated for impairment	$1,432,000	$6,662,298	$—	$8,094,298

Ending balance: collectively evaluated for impairment	$90,590,283	$14,252,763	$6,643,523	$111,486,569

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

	Commercial	Residential	Land
2015				Total

Allowance for loan losses:
	Three Months Ended June 30, 2015
Beginning balance	$911,766	$1,973,021	$72,134	$2,956,921
Charge-offs	—	—	—	—
Provision	28,449	101,596	210,432	340,477
Ending Balance	$940,215	$2,074,617	$282,566	$3,297,398

	Six Months Ended June 30, 2015
Beginning balance	$888,260	$1,975,112	$5,983	$2,869,355
Charge-offs	—	—	—	—
Provision	51,955	99,505	276,583	428,043
Ending balance	$940,215	$2,074,617	$282,566	$3,297,398

	As of December 31, 2015
Ending balance: individually evaluated for impairment	$485,823	$—	$—	$485,823

Ending balance: collectively evaluated for impairment	$654,707	$455,587	$246,329	$1,356,623

Ending balance	$1,140,530	$455,587	$246,329	$1,842,446

Loans:
Ending balance	$76,800,297	$24,675,867	$5,267,643	$106,743,807

Ending balance: individually evaluated for impairment	$1,078,752	$7,615,055	$—	$8,693,807

Ending balance: collectively evaluated for impairment	$75,721,545	$17,060,812	$5,267,643	$98,050,000

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

The following tables show an aging analysis of the loan portfolio by the time monthly payments are past due as of June 30, 2016 and December 31, 2015:

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due
				Total Past Due Loans	Current Loans	Total Loans
June 30, 2016

Commercial	$1,175,000	$—	$1,432,000	$2,607,000	$89,415,283	$92,022,283
Residential	1,950,859	—	6,662,298	8,613,157	12,301,904	20,915,061
Land	—	—	—	—	6,643,523	6,643,523
	$3,125,859	$—	$8,094,298	$11,220,157	$108,360,710	$119,580,867

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due
				Total Past Due Loans	Current Loans	Total Loans
December 31, 2015

Commercial	$—	$—	$1,078,752	$1,078,752	$75,721,545	$76,800,297
Residential	—	—	7,615,055	7,615,055	17,060,812	24,675,867
Land	—	—	—	—	5,267,643	5,267,643
	$—	$—	$8,693,807	$8,693,807	$98,050,000	$106,743,807

All of the loans that are 90 or more days past due as listed above are on non-accrual status as of June 30, 2016 and December 31, 2015.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

The following tables show information related to impaired loans as of and for the three and six months ended June 30, 2016:

	As of June 30, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial	$1,469,729	$1,432,000	$—
Residential	7,131,693	6,662,298	—
Land	—	—	—
	$8,601,422	$8,094,298	$—

With an allowance recorded:
Commercial	$—	$—	$—
Residential	—	—	—
Land	—	—	—
	$—	$—	$—

Totals:
Commercial	$1,469,729	$1,432,000	$—
Residential	7,131,693	6,662,298	—
Land	—	—	—
	$8,601,422	$8,094,298	$—

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$1,467,371	$—	$2,167,256	$—
Residential	7,278,422	5,183	6,501,620	10,430
Land	—	—	—	—
	$8,745,793	$5,183	$8,668,876	$10,430

With an allowance recorded:
Commercial	$381,715	$—	$1,730,569	$—
Residential	—	—	—	—
Land	—	—	—	—
	$381,715	$—	$1,730,569	$—

Totals:
Commercial	$1,849,086	$—	$3,897,825	$—
Residential	7,278,422	5,183	6,501,620	10,430
Land	—	—	—	—
	$9,127,508	$5,183	$10,399,445	$10,430

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

The following tables show information related to impaired loans as of December 31, 2015 and for the three and six months ended June 30, 2015:

	As of December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial	$—	$—	$—
Residential	8,063,450	7,615,055	—
Land	—	—	—
	$8,063,450	$7,615,055	$—

With an allowance recorded:
Commercial	$1,144,864	$1,078,752	$485,823
Residential	—	—	—
Land	—	—	—
	$1,144,864	$1,078,752	$485,823

Totals:
Commercial	$1,144,864	$1,078,752	$485,823
Residential	8,063,450	7,615,055	—
Land	—	—	—
	$9,208,314	$8,693,807	$485,823

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$—	$—	$3,868,828	$601,660
Residential	248,783	5,433	250,281	10,926
Land	—	—	620,023	216,904
	$248,783	$5,433	$4,739,132	$829,490

With an allowance recorded:
Commercial	$1,105,184	$8,990	$1,092,442	$22,473
Residential	7,983,345	59,600	7,983,345	122,600
Land	—	—	—	—
	$9,088,529	$68,590	$9,075,787	$145,073

Totals:
Commercial	$1,105,184	$8,990	$4,961,270	$624,133
Residential	8,232,127	65,033	8,233,626	133,526
Land	—	—	620,023	216,904
	$9,337,311	$74,023	$13,814,919	$974,563

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

Troubled Debt Restructurings

The Company has allocated approximately $0 and $486,000 of specific reserves on loans totaling approximately $7,132,000 and $9,208,000 (recorded investments before reserves) to borrowers whose loan terms had been modified in troubled debt restructurings as of June 30, 2016 and December 31, 2015, respectively.  The Company has not committed to lend additional amounts to any of these borrowers.

No loans were modified as troubled debt restructurings during the three and six months ended June 30, 2016 and 2015, nor were there loans modified as troubled debt restructurings within the previous twelve months for which there was a payment default during the three and six months ended June 30, 2016 and 2015.

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

The Company received distributions from 1850 of $87,000 during the three and six months ended June 30, 2016 and $85,000 during the three and six months ended June 30, 2015. The net income to the Company from its investment in 1850 De La Cruz was approximately $45,000 and $43,000 during the three months ended June 30, 2016 and 2015, respectively, and $87,000 and $86,000 during the six months ended June 30, 2016 and 2015, respectively.

NOTE 5 - REAL ESTATE HELD FOR SALE

Real estate properties held for sale as of June 30, 2016 and December 31, 2015 consists of properties acquired through foreclosure classified by property type as follows:

	June 30, 2016	December 31, 2015
Residential	$58,710,324	$51,942,601
Land (including land under development)	53,591,236	42,071,143
Office	5,476,645	4,716,487
Golf course	1,934,914	—
Industrial	—	1,460,935
	$119,713,119	$100,191,166

Transfers

During the three months ended June 30, 2016, the Company transferred three properties with book values totaling approximately $5,869,000 (one land, one office unit and one golf course) from “Held for Investment” to “Held for Sale” as the properties were listed for sale and sales are expected within a one year period. During the six months ended June 30, 2016, the Company transferred four properties with book values totaling approximately $10,052,000 (one land, one office unit, one golf course and one condominium) from “Held for Investment” to “Held for Sale” as the properties were listed for sale and sales are expected within a one year period.

During the three months ended June 30, 2015, the Company transferred one golf course property with a book value of approximately $1,954,000 from “Held for Sale” to “Held for Investment” as the property was no longer listed for sale and a sale was not expected within a one year period. As a result of this transfer, the Company recorded approximately $79,000 of depreciation expense that would have previously been recorded had the property been continuously classified as “Held for Investment”. During the six months ended June 30, 2015, the Company transferred three properties with book values totaling approximately $11,817,000 (one land, one residential and one industrial) from “Held for investment” to “Held for sale” as the properties were listed for sale and sales were expected within a one year period.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

Impairment Losses

During the three and six months ended June 30, 2016, the Company recorded an impairment loss of approximately $2,110,000 on the unimproved residential and commercial land located in Gypsum, Colorado due to a decrease in the listing price of the property.

During the three and six months ended June 30, 2015, the Company recorded impairment losses of approximately $147,000 and $1,256,000, respectively, on the unimproved residential and commercial land located in Gypsum, Colorado due to a decrease in the listing price of the property and a reduction in the net fair market value estimated by management.

Sales

During the six months ended June 30, 2016, the Company sold one industrial property and one office building in an office complex for aggregate net sales proceeds of approximately $6,479,000, resulting in total gain on sale of real estate of approximately $4,839,000.

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

In March 2016, TOTB North and TOTB Miami entered into a Purchase Agreement and Deposit Receipt (the “Purchase Agreement”) with Interwest Capital Corporation (the “Buyer”) to sell all real estate and related properties owned by the TOTB entities (the “TOTB Sale”) for $82,000,000, subject to potential adjustments as described in the Purchase Agreement. The Company agreed to reduce the price to $75,500,000 and executed an amendment to the Purchase Agreement in June 2016. Buyer’s obligation to purchase the TOTB properties is subject to a number of conditions and there is no guarantee when or if the transaction will close. The aggregate book value of the TOTB properties subject to sale was approximately $54,527,000 as of June 30, 2016.

Foreclosure Activity

During the three months ended June 30, 2016, the Company foreclosed on one loan secured by an office property located in Oakdale, California with a principal balance of approximately $1,079,000 and obtained the property via the trustee’s sale. In addition, accrued interest and advances made on the loan (for items such as legal fees and delinquent property taxes) in the total amount of approximately $70,000 were capitalized to the basis of the property. It was determined that the fair value of the property was lower than the Company’s investment in the loan and a specific loan allowance was previously established of approximately $495,000. This amount was then recorded as a charge-off against the allowance for loan losses at the time of foreclosure, after a reduction of the previously established allowance in the amount of approximately $48,000 as a result of an updated appraisal obtained (net charge-off of $448,000). The property, along with a unit in the building purchased by the Company in 2015, was contributed into a new taxable REIT subsidiary, East G, LLC, in June 2016. The property is classified as held for sale as a sale is expected to be completed within a one year period.

There were no foreclosures during the three and six months ended June 30, 2015.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE 6 - REAL ESTATE HELD FOR INVESTMENT

Real estate held for investment as of June 30, 2016 and December 31, 2015 consists of properties acquired through foreclosure classified by property type as follows:

	June 30, 2016	December 31, 2015
Retail	$22,908,762	$23,122,714
Land	4,234,131	8,112,676
Residential	2,429,661	6,673,540
Assisted care	5,477,136	5,402,376
Office	4,020,441	4,315,608
Marina	4,065,991	4,079,087
Golf course	—	1,941,245
	$43,136,122	$53,647,246

The balances of land and the major classes of depreciable property for real estate held for investment as of June 30, 2016 and December 31, 2015 are as follows:
	June 30, 2016	December 31, 2015
Land and land improvements	$17,142,092	$23,443,676
Buildings and improvements	28,578,533	33,119,166
	45,720,625	56,562,842
Less: Accumulated depreciation	(2,584,503)	(2,915,596)
	$43,136,122	$53,647,246

It is the Company’s intent to sell its real estate properties held for investment, but expected sales of these properties are not probable to occur within the next year.

Depreciation expense was approximately $291,000 and $562,000 for the three months ended June 30, 2016 and 2015, respectively, and $619,000 and $1,142,000 for the six months ended June 30, 2016 and 2015, respectively.

Certain of the Company’s real estate properties held for sale and investment are leased to tenants under noncancellable leases with remaining terms ranging from one to eight years. Certain of the leases require the tenant to pay all or some operating expenses of the properties. The future minimum rental income from noncancellable operating leases due within the five years subsequent to June 30, 2016 and thereafter is as follows:

Twelve months ending June 30:
2017	$4,380,256
2018	2,267,019
2019	1,689,867
2020	1,022,851
2021	554,864
Thereafter (through 2024)	1,187,714
$11,102,571

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE 7 – LINES OF CREDIT PAYABLE

The Company borrows funds under the revolving California Bank & Trust (“CB&T”) line of credit and the revolving Opus Bank (“Opus”) line of credit (collectively, the “Funding Agreements”). As of June 30, 2016 and December 31, 2015, the outstanding balances and total commitments under the Funding Agreements consisted of the following:

	As of June 30, 2016		As of December 31, 2015

	Outstanding Balance	Total Commitment	Outstanding Balance	Total Commitment
CB&T Line of Credit	$30,934,915	$40,241,942	$8,289,500	$22,574,753
Opus Bank Line of Credit	7,812,500	7,812,500	12,626,000	12,626,000
Total	$38,747,415	$48,054,442	$20,915,500	$35,200,753

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

Such borrowings bear interest payable monthly at the prime rate of interest established by CB&T from time-to-time plus one quarter percent (.25%) per annum (3.75% at June 30, 2016). Upon a default such interest rate increases by 2.00%. The original CB&T Credit Facility required the payment of an origination fee of $100,000 and other issuance costs totaling $177,000 that were capitalized to deferred financing costs and were being amortized to interest expense using the straight-line method through the maturity date of the CB&T Credit Facility (fully amortized as of June 30, 2016). The First Amendment required the payment of an origination fee and other costs totaling $255,000 that was capitalized to deferred financing costs and is being amortized to interest expense using the straight-line method through the new maturity date. The Company is also subject to certain ongoing administrative fees and expenses. Interest expense on the CB&T Credit Facility was approximately $304,000 and $66,000 during the three months ended June 30, 2016 and 2015, respectively (including $32,000 and $31,000, respectively, in amortization of deferred financing costs) and $493,000 and $227,000 during the six months ended June 30, 2016 and 2015, respectively (including $66,000 and $55,000, respectively, in deferred financing costs).

Borrowings are secured by certain assets of the Company. These collateral assets will include the grant to the lenders of first-priority deeds of trust on certain real property assets and trust deeds of the Company to be identified by the parties from time-to-time and all personal property of the Company, which collateral includes the assets described in the Security Agreement and in other customary collateral agreements that will be entered into by the parties from time-to-time. As of June 30, 2016, the carrying amount and classification of loans and real estate properties securing the CB&T Credit Facility were as follows:

Loans:	June 30, 2016
Commercial	$51,914,214
Residential	5,403,501
Total	$57,317,715

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

The CB&T Credit Facility agreements contain financial covenants which are customary for a loan of this type. Management is not aware of any breach of these covenants as of June 30, 2016.

Opus Bank Line of Credit

In April 2014, the Company entered into a Secured Revolving Credit Loan Agreement (the “Opus Credit Agreement”) and related agreements with Opus as the lender (the “Opus Credit Facility”).  The maximum borrowings available (total commitment) under the facility was the lesser of $20,000,000 or the Maximum Allowed Advance amount determined pursuant to a borrowing base calculation described in the Opus Credit Agreement.

Advances under the Opus Credit Facility were available from Opus until April 1, 2016.

All borrowings under the Opus Credit Facility bear interest payable monthly as follows: (i) commencing October 1, 2014, and on each successive six month anniversary during the term (the “Rate Change Date”), the rate of interest will be reset to the Six Month LIBOR rate of interest as reported on such Rate Change Date plus four percent (4.0%) per annum but in no event will the interest rate be lower than 4.5% per annum. The interest rate as of June 30, 2016 was 4.88%. Upon a default under the Opus Credit Facility such interest rate increases by an additional 5.00%. Commencing May 1, 2016, the Company began making required monthly principal payments in addition to interest payments.  All amounts under the Opus Credit Facility are to be repaid not later than April 1, 2017.

The Opus Credit Facility required the payment of an origination fee of $100,000 and other issuance costs totaling $231,000 that were capitalized as deferred financing costs and are being amortized to interest expense using the straight-line method through the maturity date of the Opus Credit Facility. The Company is also subject to certain ongoing administrative fees and expenses. Interest expense on the Opus Credit Facility was approximately $124,000 and $109,000 during the three months ended June 30, 2016 and 2015, respectively (including $19,000 and $19,000, respectively, in amortization of deferred financing costs) and $233,000 and $38,000 during the six months ended June 30, 2016 and 2015, respectively (including $38,000 and $38,000, respectively, in amortization of deferred financing costs).

Borrowings under the Opus Credit Facility are secured by certain of the Company's assets. These collateral assets include the following types of assets as identified by the parties and described in Borrowing Base Collateral Certificates entered into by the parties: (i) the grant to Opus of first-priority deeds of trust on certain of the Company's real property assets that meet related eligibility requirements set forth in the Opus Credit Agreement (as further defined in the Opus Credit Agreement, the “REO Collateral”); and (ii) the grant to Opus of a collateral interest in mortgage loan promissory notes issued by the Company in the ordinary course of business that meet related eligibility requirements set forth in the Opus Credit Agreement (as further defined in the Opus Credit Agreement, the “Note Collateral”). As of June 30, 2016, the carrying amount and classification of loans and real estate properties securing the Opus Credit Facility were as follows:

Loans:	June 30, 2016
Commercial	$7,000,000
Real Estate:
Office	$8,219,355

The Opus Credit Facility contains financial covenants which are customary for loans of this type. Management is not aware of any breach of these covenants as of June 30, 2016.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE 8 - NOTES AND LOANS PAYABLE ON REAL ESTATE

The Company had the following notes and loans payable outstanding as of June 30, 2016 and December 31, 2015:
	June 30, 2016	Interest Rate	December 31, 2015	Interest Rate	Payment Terms/Frequency	Maturity Date
Tahoe Stateline Venture, LLC Note #1	$2,900,000	5.00%	$2,900,000	5.00%	Interest Only Semi-annual	December 2016
Tahoe Stateline Venture, LLC Note #2	500,000	5.00%	500,000	5.00%	Interest Only Quarterly	August 2017
TOTB North, LLC Construction Loan Payable	20,162,287	4.65%	16,009,906	4.61%	Amortizing Monthly	June 2017
TOTB Miami, LLC Loan Payable	12,547,508	4.65%	12,693,231	4.61%	Amortizing Monthly	November 2017
Tahoe Stateline Venture, LLC Loan Payable	13,826,037	3.47%	14,013,901	3.47%	Amortizing Monthly	January 2021
Principal amount	$49,935,832		$46,117,038
Less unamortized deferred financing costs	(481,848)		(658,194)
Notes and loans payable, net	$49,453,984		$45,458,844

The following table shows maturities by year on these notes and loans payable as of June 30, 2016:

Twelve months ending June 30:
2017	$23,752,658
2018	13,142,005
2019	413,308
2020	427,880
2021	12,199,981
Thereafter	—
$49,935,832

Tahoe Stateline Venture, LLC Notes Payable

The Company obtained these obligations as a result of the foreclosure or purchase of nine parcels by TSV in 2013 and 2012. The Company paid approximately $85,000 and $85,000 of interest on the notes during the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016 and December 31, 2015, there was approximately $18,000 and $18,000, respectively, in accrued but unpaid interest on these notes. The interest incurred has been capitalized to the basis of the land under development.

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

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

All outstanding borrowings under the North Loan bear interest equal to the floating daily Three Month LIBOR rate of interest plus four percent (4.0%) per annum (the “Note Rate”), but the Note Rate will not be lower than four and one-half percent (4.5%) per annum. The Note Rate as of June 30, 2016 was 4.65% per annum.  Upon a default under the North Loan documents the Note Rate increases by an additional eight percent (8.00%) per annum. Interest only payments are payable monthly until the “Amortization Commencement Date” which is the earlier to occur of (i) October 1, 2016 or (ii) the first monthly interest payment date occurring after the Project is completed and the North property achieves a DSCR of greater than 1.25:1. Commencing on the Amortization Commencement Date, monthly principal payments are also required with principal amortizing over 300 months and the balance of the North Loan is due on the Maturity Date or at the earlier closing of the proposed TOTB Sale to Buyer.

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

During 2014, TOTB North paid customary closing fees, disbursements and expenses, including an origination fee to Ozarks, which totaled $622,000. The majority of these costs were paid out of proceeds from the North Loan and capitalized to deferred financing costs and are being amortized to the Project using the straight-line method through the Maturity Date. During the three and six months ended June 30, 2016, approximately $0 and $36,000, respectively, of deferred financing costs was amortized and capitalized to the Project and $52,000 and $67,000, respectively, was expensed. During the three and six months ended June 30, 2015, approximately $52,000 and $104,000, respectively, of deferred financing costs was amortized and capitalized to the Project. During the three months ended June 30, 2016 and 2015, approximately $224,000 and $28,000, respectively, of interest was incurred of which $0 and $28,000, respectively, was capitalized to the Project. During the six months ended June 30, 2016 and 2015, approximately $421,000 and $42,000, respectively, of interest was incurred of which $134,000 and $42,000, respectively, was capitalized to the Project.

Pursuant to the amended Purchase Agreement with Buyer, TOTB North and TOTB Miami have agreed to sell all real estate and related properties owned by the TOTB entities for $75,500,000, subject to potential adjustments as described in the amended Purchase Agreement. The TOTB Sale is subject to a number of conditions and there is no guarantee when or if the transaction will close.

The North Loan documents contain financial covenants of TOTB North and the Guarantors which are customary for loans of this type. Management is not aware of any breach of these covenants as of June 30, 2016.

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

All outstanding borrowings under the TOTB Miami Loan will bear interest equal to the floating daily Three Month LIBOR rate of interest plus four percent (4.0%) per annum (the “Note Rate”), but in no event will the Note Rate be lower than four and one-quarter percent (4.25%) per annum. The Note Rate as of June 30, 2016 was 4.65% per annum.  Upon a default under the TOTB Miami Loan documents, including any cross-default, the Note Rate increases by an additional eight percent (8.00%) per annum. Principal and interest is payable monthly with principal amortizing over 300 months, and the balance of the loan is due on the Maturity Date or at the earlier closing of the proposed TOTB Sale.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

TOTB was obligated to pay customary closing fees, disbursements and expenses, including an origination fee to the Lender, which totaled approximately $323,000. The majority of these costs were paid out of proceeds from the loan and capitalized to deferred financing costs and are being amortized to interest expense using the effective interest method through the Maturity Date. During the three months ended June 30, 2016 and 2015, approximately $173,000 and $166,000, respectively, of interest expense was incurred (including approximately $26,000 and $31,000, respectively, of deferred financing costs amortized to interest expense). During the six months ended June 30, 2016 and 2015, approximately, $350,000 and $331,000, respectively, of interest expense was incurred (including approximately $55,000 and $59,000, respectively, of deferred financing costs amortized to interest expense).

The TOTB Miami Loan documents contain financial covenants of TOTB and the Guarantors which are customary for loans of this type. Management is not aware of any breach of these covenants as of June 30, 2016.

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

The Credit Agreement required the payment of a closing fee of $108,750 and certain administrative fees totaling approximately $218,000. The majority of these costs were paid out of proceeds from the loan and capitalized to deferred financing costs and are being amortized to interest expense using the effective interest method through the Maturity Date. During the three months ended June 30, 2016 and 2015, approximately $129,000 and $98,000, respectively, of interest expense was incurred (including approximately $9,000 and $9,000, respectively, of deferred financing costs amortized to interest expense). During the six months ended June 30, 2016 and 2015, approximately $259,000 and $197,000, respectively, of interest expense was incurred (including approximately $18,000 and $18,000, respectively, of deferred financing costs amortized to interest expense).

The TSV Loan documents contain financial covenants which are customary for loans of this type. Management is not aware of any breach of these covenants as of June 30, 2016.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

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

OFG, at its sole discretion may, on a monthly basis, adjust the management and servicing fees as long as they do not exceed the allowable limits calculated on an annual basis. Even though the fees for a month may exceed 1/12 of the maximum limits, at the end of the calendar year the sum of the fees collected for each of the 12 months must be equal to or less than the stated limits. Management fees amounted to approximately $825,000 and $441,000 for the three months ended June 30, 2016 and 2015, respectively, and $1,591,000 and $897,000 for the six months ended June 30, 2016 and 2015, respectively, and are included in the accompanying consolidated statements of income. Servicing fees amounted to approximately $75,000 and $40,000 for the three months ended June 30, 2016 and 2015, respectively, and $145,000 and $82,000 for the six months ended June 30, 2016 and 2015, respectively, and are included in the accompanying consolidated statements of income. As of June 30, 2016 and December 31, 2015, the Company owed management and servicing fees to OFG in the amount of approximately $299,000 and $267,000, respectively.

In determining the management fees to pay to OFG, OFG may consider a number of factors, including current market yields, delinquency experience, un-invested cash and real estate activities. During the three and six months ended June 30, 2016 and 2015, OFG elected to take the maximum compensation that it is able to take pursuant to the Company’s charter and will likely continue to take the maximum compensation for the foreseeable future.

Pursuant to the charter, OFG receives all late payment charges from borrowers on loans owned by the Company. The amounts paid to or collected by OFG for such charges totaled approximately $4,000 and $0 for the three months ended June 30, 2016 and 2015, respectively, and $6,000 and $17,000 for the six months ended June 30, 2016 and 2015, respectively. In addition, the Company remits other miscellaneous fees to OFG, which are collected from loan payments, loan payoffs or advances from loan principal (i.e. funding, demand and partial release fees). The amounts paid to or collected by OFG for such fees totaled approximately $4,000 and $2,000, respectively, during the three months ended June 30, 2016 and 2015 and $9,000 and $4,000, respectively, during the six months ended June 30, 2016 and 2015, respectively.

OFG originates all loans the Company invests in and receives loan origination and extension fees from borrowers. During the three and six months ended June 30, 2016, OFG earned approximately $535,000 and $1,253,000, respectively, on loans originated or extended of approximately $19,015,000 and $54,165,000, respectively. During the three and six months ended June 30, 2015, OFG earned approximately $467,000 and $712,000, respectively, on loans originated or extended of approximately $19,615,000 and $30,053,000, respectively.

OFG is reimbursed by the Company for the actual cost of goods, services and materials used for or by the Company and paid by OFG and the salary and related salary expense of OFG’s non-management and non-supervisory personnel performing services for the Company which could be performed by independent parties (subject to certain limitations in the Management Agreement). The amounts reimbursed to OFG by the Company for such services were $106,000 and $134,000 during the three months ended June 30, 2016 and 2015, respectively, and $219,000 and $264,000 during the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016 and December 31, 2015, there was $36,000 and $142,000 payable to OFG for such services. The Company also reimbursed certain of OFG’s officers for allowed expenses in the total amount of $0 and $1,000 during the six months ended June 30, 2016 and 2015, respectively.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

The Company paid Investor’s Yield, Inc. (a wholly owned subsidiary of OFG) approximately $3,000 and $7,000 during the six months ended June 30, 2016 and 2015, respectively, in fees primarily related to certain foreclosure proceedings on Company loans.

During the six months ended June 30, 2015, the Company purchased OFG’s full interest in a loan secured by an industrial property located in San Ramon, California with a principal balance of $1,499,000 at face value.

NOTE 10 – STOCKHOLDERS’ EQUITY

On May 27, 2015, the Board of Directors authorized a Rule 10b5-1 stock repurchase plan (the “2015 Repurchase Plan”) under which the Company was able purchase up to $7.5 million of its Common Stock. Under the 2015 Repurchase Plan, repurchases were funded from available working capital, and repurchased shares were returned to the status of authorized but unissued shares of Common Stock. The 2015 Repurchase Plan permitted repurchases commencing June 27, 2015 through its expiration in May 2016; however no shares had been repurchased under this plan as of June 30, 2015. During the year ended December 31, 2015, the Company repurchased 520,524 shares of its Common Stock under this plan for a total cost of approximately $7,503,000 (including commissions), and no further purchases were made pursuant to this plan.

On December 11, 2015, the Board of Directors authorized a new Rule 10b5-1 stock repurchase plan (the “2016 Repurchase Plan”) under which the Company may purchase up to $7.5 million of its Common Stock. Under the 2016 Repurchase Plan, repurchases will be funded from available working capital, and the repurchased shares will return to the status of authorized but unissued shares of Common Stock. The 2016 Repurchase Plan provides for stock repurchases to commence on April 1, 2016 and is subject to certain price, volume and timing constraints specified in the brokerage agreement. There is no guarantee as to the exact number of shares that will be repurchased by the Company. The 2016 Repurchase Plan is set to expire on March 31, 2017, although the Company may terminate the Repurchase Plan at any time.  No shares had been repurchased under this new plan as of June 30, 2016.

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

The contingency reserves required per the charter as of June 30, 2016 and December 31, 2015 were approximately $3,871,000 and $3,809,000, respectively, and are reported as part of restricted cash in the accompanying consolidated balance sheets. The $8,500,000 required to be held in non-interest bearing accounts as of June 30, 2016 pursuant to the Company’s two lines of credit agreements satisfy this contingency reserve requirement.

Escrow Deposits

Restricted cash includes deposits held in third party escrow accounts to fund construction costs and replacement reserves and to pay property taxes and insurance on Company real estate in the amounts of approximately $454,000 and $225,000 as of June 30, 2016 and December 31, 2015, respectively.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE 12 - INCOME TAXES

The Company operates in such a manner as to qualify as a REIT, under the provisions of the Code; therefore, applicable REIT taxable income is included in the taxable income of its shareholders, to the extent distributed by the Company. To maintain REIT status for federal income tax purposes, the Company is generally required to distribute at least 90% of its REIT taxable income to its shareholders as well as comply, generally, with certain other qualification requirements as defined under the Code. As a REIT, the Company is not subject to federal corporate income tax to the extent that it distributes 100% of its REIT taxable income each year.

Taxable income from non-REIT activities managed through the Company's taxable REIT subsidiaries (“TRSs”) (Lone Star Golf, Inc., Zalanta Resort at the Village, LLC and East G, LLC) is subject to federal, state and local income taxes. The Company did not record a provision for current income taxes related to Lone Star for the six months ended June 30, 2016 and the years ended December 31, 2015 and 2014 as it was in a net loss position. In addition, deferred taxes related to temporary differences in book and taxable income, as well as net operating losses of Lone Star, were not significant and the deferred taxes would likely not be realizable due to Lone Star’s loss history.

In June 2016, the Company converted Zalanta Resort at the Village, LLC (“Zalanta”) into a TRS and contributed two additional real estate assets into Zalanta. These properties included 75 improved, residential lots previously held within Baldwin Ranch Subdivision, LLC and a medical office condominium complex previously held within AMFU, LLC. The conversion of Zalanta into a TRS and contribution of the additional real estate assets resulted in the Company recording a deferred tax asset and income tax benefit in the amount of approximately $7,369,000 primarily due to a $19,862,000 aggregate difference between the book and tax basis of the subject real estate assets as of June 30, 2016.

In addition, in June 2016, the Company established a new entity, East G, LLC (“East G”) and contributed an office property that was obtained via foreclosure of a loan in May 2016 into this new entity along with a unit in the same building that had been purchased in December 2015. The Company then converted East G into a TRS. Deferred taxes related to temporary differences in book and taxable income were not significant and the deferred taxes would likely not be realizable due to expected future operating losses from the property.

The components of the income tax benefit as it relates to the Company’s taxable income (loss) from domestic TRSs during the three and six months ended June 30, 2016 were as follows:

	For the Three and Six Months Ended June 30, 2016

	Federal	State and Local	Total
Deferred benefit	$6,436,164	$932,671	$7,368,835
Income tax benefit	$6,436,164	$932,671	$7,368,835

A reconciliation of the income tax benefit (provision) based upon the statutory tax rates to the effective rates of our taxable REIT subsidiaries is as follows for the three and six months ended June 30, 2016:

For the Three and Six Months Ended June 30, 2016
Tax expense (benefit) at Federal statutory rate	$—
State income tax expense (benefit), net of federal effect	—
Real estate basis differences	7,923,612
Change in valuation allowance	(554,777)
Income tax benefit	$7,368,835

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

Significant components of the Company’s deferred tax assets (liabilities) are as follows as of June 30, 2016:

Deferred tax assets (liabilities):	As of June 30, 2016
Real estate basis differences	$7,923,612
Total deferred tax assets	7,923,612
Valuation allowance	$(554,777)
Net deferred tax assets	7,368,835

NOTE 13 – FAIR VALUE

The Company discloses fair value of its financial and nonfinancial assets and liabilities pursuant to ASC 820 – Fair Value Measurements and Disclosures.  ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.

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

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

Impaired Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and a specific allowance for loan losses is established.  A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement or when monthly payments are delinquent greater than ninety days. Once a loan is identified as impaired, management measures impairment in accordance with ASC 310-10-35.  The fair value of impaired loans is estimated by either an observable market price (if available) or the fair value of the underlying collateral, if collateral dependent.  The fair value of the loan’s collateral is determined by third party appraisals (by licensed appraisers), broker price opinions, comparable property sales or other indications of value. Those impaired loans not requiring an allowance represent loans for which the fair value of the collateral exceed the recorded investments in such loans. At June 30, 2016 and December 31, 2015, the majority of the total impaired loans were evaluated based on the fair value of the collateral by obtaining third party appraisals that valued the collateral primarily by utilizing an income or market approach or some combination of the two.  In accordance with ASC 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  Because appraisals used by management generally include significant unobservable inputs and market data, the Company records the impaired loan as nonrecurring Level 3. Unobservable market data included in appraisals often includes adjustments to comparable property sales for such items as location, size and quality to estimate fair values using a sales comparison approach.  Unobservable market data also includes cash flow assumptions and capitalization rates used to estimate fair values under an income approach.

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

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents information about the Company’s assets measured at fair value on a nonrecurring basis as of June 30, 2016 and December 31, 2015:

	Fair Value Measurements Using
	Fair Value		Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2016
Nonrecurring:
Real estate properties:
Land	$2,113,850	$ $	—	$—	$2,113,850
Commercial	756,125		—	—	756,125
Total real estate properties	$2,869,975		$—	$—	$2,869,975

December 31, 2015
Nonrecurring:
Impaired loans:
Commercial	$659,041		—	$—	659,041
Total impaired loans	$659,041		$—	$—	$659,041

Real estate properties:
Land	$4,224,000		—	$—	$4,224,000
Total real estate properties	$4,224,000		$—	$—	$4,224,000

The (reversal of) provision for loan losses based on the fair value of loan collateral less estimated selling costs for the impaired loans above totaled approximately $(48,000) and $(9,000) during the three months ended June 30, 2016 and 2015, respectively, and $(38,000) and $(6,000) during the six months ended June 30, 2016 and 2015, respectively. Impairment losses were recorded on real estate properties in the amounts of approximately $2,110,000 and $147,000 during the three months ended June 30, 2016 and 2015, respectively, and $2,110,000 and $1,256,000 during the six months ended June 30, 2016 and 2015, respectively.

There were no liabilities measured at fair value on a non-recurring basis at June 30, 2016 and December 31, 2015.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents quantitative information about Level 3 fair value measurements for assets measured at fair value on a non-recurring basis at June 30, 2015 and December 31, 2014:

At June 30, 2016:

Description	Fair Value	Valuation Technique	Significant Unobservable Inputs	Input/Range	Weighted Average

Real Estate Properties:
Land	$2,113,850	Appraisal	Comparable Sales Adjustment	(50)%	N/A
Commercial	756,125	Appraisal	Comparable Sales Adjustment	(5.0)% to 5.0%	N/A
			Capitalization Rate	7.3%	N/A
			Estimated Cost of Improvements	42.8%	N/A

At December 31, 2015:

Description	Fair Value	Valuation Technique	Significant Unobservable Inputs	Input/Range	Weighted Average

Impaired Loans:
Commercial	$659,041	Appraisal	Estimated Cost of Improvements	31.9%	N/A
			Capitalization Rate	7.0%	N/A
			Comparable Sales Adjustment	(20)% to 30%	N/A
Real Estate Properties:
Land	$4,224,000	Appraisal	Comparable Sales Adjustment	(33.4)%	N/A

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

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

The approximate carrying amounts and estimated fair values of financial instruments at June 30, 2016 and December 31, 2015 are as follows:

		Fair Value Measurements at June 30, 2016
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$747,000	$747,000	$—	$—	$747,000
Restricted cash	8,954,000	8,954,000	—	—	8,954,000
Loans, net	117,800,000	—	—	117,823,000	117,823,000
Investment in limited liability company	2,141,000	—	—	2,352,000	2,352,000
Accrued interest and advances receivable	1,295,000	—	—	1,295,000	1,295,000

Financial liabilities
Due to Manager	$335,000	$—	$335,000	$—	$335,000
Accrued interest payable	326,000	—	268,000	58,000	326,000
Lines of credit payable	38,747,000	—	38,747,000	—	38,747,000
Notes and loans payable	49,454,000	—	32,392,000	16,909,000	49,301,000

		Fair Value Measurements at December 31, 2015
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$1,256,000	$1,256,000	$—	$—	$1,256,000
Restricted cash	7,225,000	7,225,000	—	—	7,225,000
Loans, net	104,901,000	—	—	104,895,000	104,895,000
Investment in limited liability company	2,141,000	—	—	2,352,000	2,352,000
Accrued interest and advances receivable	1,105,000	—	—	1,105,000	1,105,000

Financial liabilities
Due to Manager	$409,000	$—	$409,000	$—	$409,000
Accrued interest payable	229,000	—	170,000	59,000	229,000
Lines of credit payable	20,916,000	—	20,916,000	—	20,916,000
Notes and loans payable	45,459,000	—	28,227,000	17,063,000	45,290,000

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

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Environmental Remediation Obligations

The Company has an obligation to pay all required costs to remediate and monitor contamination of the real properties owned by 1850. As part of the Operating Agreement executed by the Company and its joint venture partner in 1850, Nanook, the Company has indemnified Nanook against all obligations related to the expected costs to monitor and remediate the contamination. In 2008, the Company had accrued an amount that a third party consultant had estimated will need to be paid to monitor and remediate the site. The majority of clean-up activities were completed during 2012 as part of the tenant’s construction of a new building on the site. As of June 30, 2016 and December 31, 2015, approximately $23,000 and $36,000 of this obligation remains accrued on the Company’s books. In February 2016, the Company obtained a no further action letter from the water board, which effectively relieves the Company of any future remediation responsibility for the site.

During the course of due diligence performed by a potential buyer of TOTB in 2012, a low level of arsenic was found in the ground water of a monitoring well located on the property owned by TOTB. While the level of arsenic exceeds the minimum level acceptable for drinking water standards, the water under this property is subject to tidal influence and is not used for domestic consumption.  TOTB retained an environmental consultant to perform additional testing and analysis with the goal of petitioning the appropriate governmental agency to issue a no further action letter for this property due to the low level of contamination and the low quality of the ground water under the property.  TOTB has submitted a proposed closure letter to the governmental agency and is waiting for final approval. At this time, the costs of any potential remediation and/or monitoring are unknown and cannot be estimated. As of June 30, 2016 and December 31, 2015, approximately $150,000 and $104,000 has been accrued and/or paid for testing and analysis.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

Contractual Obligations

The Company has entered into various contracts for design, architectural, engineering, foundation work and construction for the phase I development of the land owned by Zalanta Resort at the Village, LLC (“Zalanta”). The aggregate amount of these contracts totaled approximately $31,968,000 of which approximately $12,268,000 had been incurred as of June 30, 2016 in addition to other capitalized costs related to the construction project of $2,747,000 (total of $15,015,000). Management expects that all costs for this project will be paid from cash reserves, advances from the CB&T Credit Facility and/or construction financing to be obtained in the future. It is possible that additional change orders will be submitted and construction costs may be higher than expected.

The Company has entered into various contracts for design, architectural and engineering for the development of the land owned by Zalanta Resort at the Village- Phase II, LLC (“Zalanta II”). The aggregate amount of these contracts totaled approximately $1,021,000 of which approximately $251,000 had been incurred as of June 30, 2016 in addition to other capitalized costs related to the project of $97,000 (total of $348,000). Management expects that all costs for this phase of the project will be paid from cash reserves and/or advances from the CB&T Credit Facility. It is possible that additional change orders will be submitted and costs may be higher than expected.

As of June 30, 2016, the Company has commitments to advance additional funds to borrowers of construction, rehabilitation and other loans in the total amount of approximately $25,304,000 (including approximately $3,245,000 in interest reserves).

Legal Proceedings

The Company is involved in various legal actions arising in the normal course of business.  In the opinion of management, such matters will not have a material effect upon the financial position of the Company.

NOTE 15 – SUBSEQUENT EVENTS

Zalanta Construction Loan

On August 3, 2016, Zalanta Resort at the Village, LLC (“ZRV”) and Zalanta Resort at the Village – Phase II, LLC (“ZRVII” and, together with ZRV, the “Borrowers”) entered into a Construction Loan Agreement (the “Loan Agreement”) with Western Alliance Bank (“Lender”).  The Loan Agreement and related document provide Borrowers with a loan (the “Loan”) of up to $31,000,000, subject to the terms and conditions of the Loan documents, for the purpose of financing the construction of a new mixed-use retail and residential condo building (the “Project”) on land (the “Premises”) owned by ZRV in South Lake Tahoe. This Project is the Company’s second development in South Lake Tahoe, as the first phase retail project was completed on adjacent parcels owned by Tahoe Stateline Venture, LLC (wholly-owned by the Company) in the fourth quarter of 2014.

The Loan is evidenced by the Loan Agreement, a Secured Promissory Note, an Environmental Indemnity Agreement and additional security agreements and related loan documents. As a condition to providing the Loan to the Borrowers, Lender also required completion and repayment guarantees from the Company and required the Company to be a party to the Indemnity Agreement.

Borrowings under the Loan documents are only for payment or reimbursement of approved Project costs and such borrowings are subject to customary conditions for loans of this type.  The borrowings under the Loan may not exceed the lesser of (i) 60% of the value of the Project, determined on an “as is” basis; and (ii) 65% of the Borrowers’ total costs of the Project, to be calculated in accordance with the Loan Agreement. All outstanding borrowings under the Loan will bear interest at the Wall Street Journal Prime Rate plus 1.50% (calculated on a floating daily basis) (the “Note Rate”), but in no event will the Note Rate be lower than the floor rate of five percent (5.0%) per annum. The Note Rate determined as of August 3, 2016 is 5% per annum.  Upon a default under the Loan documents the Note Rate increases by an additional five percent (5.0%) per annum.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

Interest only payments are payable monthly from an established interest reserve. In addition on the last day of the calendar quarter in which a Certificate of Occupancy is obtained with respect to completion of the first condominium in the Project, and continuing on the last day of each calendar quarter thereafter during the term of the Loan, Borrowers are required to repay $6 million of principal (the “Curtailment Requirement”). The balance of the Loan is due on the August 3, 2018.

Borrowings will be secured by: (i) a first mortgage lien on the Premises and certain additional property (the “Additional Premises”) held by ZRVII and all improvements, amenities and appurtenances to the Premises and the Additional Premises, (ii) an assignment of all personal property, sales contracts, rents, leases, and ground leases associated with the Premises, and (iii) all design, development, service, management, leasing and construction contracts associated with the Premises.  In addition, ZRV has established a deposit account with Lender of not less than $3,000,000 to be held as additional collateral for the Loan. The Loan documents contain provision that allow for the sale of individual condominiums in the Project during the term of the Loan, and the removal of those units from the collateral base, in exchange for payment of proceeds of the sales to Lender.  Any such payment of sales proceeds to Lender will be applied to reduce the principal balance of the Loan and will reduce the quarterly Curtailment Requirement.

The Borrowers are obligated to pay to the Lender customary closing fees, disbursements and expenses, including an origination fee of $310,000.

The Loan documents contain customary events of defaults, and also contain affirmative, negative and financial covenants of the Borrowers and the Company (as guarantor) which are customary for loans of this type, including among others: (i) a requirement that the Project be substantially completed (as defined) on or before March 28, 2017; and (ii) a requirement that the Borrowers and/or the Company in aggregate maintain a minimum of $5,000,000 of liquidity.

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

Between 2008 and 2013, we experienced increased delinquent loans and foreclosures which created substantial losses. As a result, we now own significantly more real estate than in the past, which has reduced cash flow and net income. As of June 30, 2016, approximately 9.6% of our loans are impaired and/or past maturity. As of June 30, 2016, we own approximately $163 million (book value) of real estate held for sale or investment, which is approximately 54% of total assets. During the six month period ended June 30, 2016, we sold two real estate properties for aggregate net sales proceeds of $6,479,000 and gains totaling $4,839,000. We will continue to attempt to sell certain of our properties but may need to sell them for losses or wait until market values recover. In addition, under the REIT tax rules, we may be subject to a “prohibited transaction” penalty tax on tax gains from the sale of our properties in certain circumstances. In addition, we are also limited in the number and dollar amount of properties we can sell in a given year under the REIT tax rules.

Although management currently believes that none of our delinquent loans will result in loss to the Company, real estate values could decrease further. Management continues to perform frequent evaluations of such collateral values using internal and external sources, including the use of updated independent appraisals.  As a result of these evaluations, the allowance for loan losses and our investments in real estate could change in the near term, and such changes could be material.

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

Current Market Conditions

During 2013 through 2015, the global capital and credit markets continued to slowly recover from the economic downturn which began in 2007. Real estate markets also continued to recover, slowly on a national basis and more significantly in major metropolitan areas, and we expect this trend to continue through 2016. Accordingly, as our real estate assets are carried at the lower of carrying value or fair value less costs to sell, it is possible that we have substantial imbedded gains in certain of our real estate properties held for sale and investment that are not reflected in our financial statements or in the value of our stock.  However, despite these improvements, the overall market recovery remains uncertain. Should the economy regress, the commercial real estate sector may experience additional losses and operating challenges.

Critical Accounting Policies

Please refer to the section of ORM’s Annual Report on Form 10-K for the year ended December 31, 2015 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Critical Accounting Policies” for a discussion of our critical accounting policies. During the six months ended June 30, 2016, accounting for income taxes became a critical accounting policy for the Company.

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

We have elected to be taxed as a REIT. As a result of our REIT qualification and distribution policy, we do not generally expect to pay U.S. federal corporate level income taxes. Many of the REIT requirements, however, are highly technical and complex. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute annually at least 90% of our REIT taxable income, determined without regard to net capital gains, to our stockholders. If we have previously qualified as a REIT and fail to qualify as a REIT in any subsequent taxable year and do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may be precluded from qualifying as a REIT for four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state, local and foreign taxes on our income and property and to U.S. federal income and excise taxes on our undistributed REIT taxable income.

Gains on sales of certain properties may be taxable to us if such properties were held primarily for sale to customers in the ordinary course of business, as contemplated by Internal Revenue Code Section 1221(a)(1), or were identified as foreclosure property under the related REIT taxation rules.

We have elected (or may elect) to treat certain of our existing or newly created corporate subsidiaries as taxable REIT subsidiaries (each a “TRS”). In general, a TRS of a REIT may hold assets that the REIT cannot hold directly and, subject to certain exceptions related to hotels and healthcare properties, may engage in any real estate or non-real estate related business. A TRS is treated as a regular corporation and is subject to federal, state, local and foreign taxes on its income and property.

The accounting guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. A tax position is recognized as a benefit only if it is “more likely than not” that the position would be sustained in a tax examination, with a tax examination being presumed to occur. We have analyzed our various federal and state filing positions and believe that our income tax filing positions and deductions are well documented and supported. There was no reserve for uncertain tax positions recorded as of June 30, 2016 and December 31, 2015. Interest and penalties related to income tax matters, if any, are recorded as part of income tax expense in the consolidated statement of income.

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

Results of Operations

Net income attributable to our common stockholders decreased approximately $8,642,000 and $5,060,000 during the three and six months ended June 30, 2016, as compared to the same periods in 2015. These decreases in 2016 were primarily a result of the following:

•
A decrease in gain on sales of real estate of $14,826,000 and $10,192,000 during the three and six months ended June 30, 2016, as compared to the same periods in 2015 ($12,347,000 and $7,713,000 net of gain attributable to non-controlling interest in 2015), as a result of the sales of three and four real estate properties during the three and six months ended June 30, 2015, resulting in gain on sales of real estate totaling $14,826,000 and $15,031,000. We sold no properties during the three months ended June 30, 2016 and two properties (resulting in gain on sales of real estate totaling $4,839,000) during the six months ended June 30, 2016.

•
A decrease in interest income on loans of $305,000 and $1,086,000 during the three and six months ended June 30, 2016, as compared to the same periods in 2015, due primarily to a decrease in the collection of past due interest income on two impaired loans and the accretion of the remaining $512,000 discount on an impaired loan during 2015. The decreases were partially offset by increases in interest income on performing loans during the three and six months ended June 30, 2016 as the average balance of performing loans increased 102% and 107% in 2016 as compared to the same periods in 2015.

•
A decrease in rental and other income from real estate properties of $992,000 and $2,395,000 during the three and six months ended June 30, 2016, as compared to the same periods in 2015, due primarily to the sale of four operating properties during 2015 and one in the beginning of 2016. As a result of these sales (net of other increases), rental expenses and depreciation on real estate also decreased by a total of $385,000 and $1,044,000 during the three and six month periods presented.

•
An increase in total management and service fees of $419,000 and $757,000 during the three and six months ended June 30, 2016, as compared to the same periods in 2015, due to an increase in the average balance of loans in our portfolio of 77% and 87% for the three and six months ended June 30, 2016, as compared to the same periods in 2015.

•
An increase in interest expense of $534,000 and $630,000 during the three and six months ended June 30, 2016, as compared to the same periods in 2015, due to increased interest incurred on our lines of credit as the balances were higher during the three and six months ended June 30, 2016, due to an additional $3,830,000 advance taken on the Tahoe Stateline Venture loan during the third quarter of 2015 and due to the fact that interest incurred on the TOTB North loan could no longer be capitalized to the renovation project beginning in March 2016 as construction was completed, net of reduced interest expense as a result of the repayment of the 720 University loan during the second quarter of 2015.

•
An increase in impairment losses on real estate properties of $1,963,000 and $854,000 during the three and six months ended June 30, 2016, as compared to the same periods in 2015, as a result of a decrease in the listing price of the unimproved residential and commercial land located in Gypsum, Colorado.

These items that decreased net income during the three and six months ended June 30, 2016 were partially offset by the following:

•
An increase in income tax benefit of $7,369,000 for the three and six months ended June 30, 2016, as compared to the same periods in 2015, as a result of the conversion of Zalanta into a taxable REIT subsidiary and the contribution of additional real estate assets into Zalanta with book and tax basis differences that required the recording of deferred tax assets.

We believe, from period to period in the near term, there could be fluctuations in earnings and net income resulting from the lag time between the sale of our real estate assets and deployment of the proceeds into new loan investments.

Comparison of Results of Operations for Three Months Ended June 30, 2016 and 2015

The following table sets forth our results of operations for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Increase/(Decrease)
	2016	2015	Amount	Percent
Revenues:
Interest income on loans	$2,196,012	$2,500,866	$(304,854)	(12)%
Rental and other income from real estate properties	2,451,416	3,443,366	(991,950)	(29)%
Income from investment in limited liability company	44,686	42,816	1,870	4%
Total revenues	4,692,114	5,987,048	(1,294,934)	(22)%
Expenses:
Management fees to Manager	825,149	440,611	384,538	87%
Servicing fees to Manager	75,014	40,055	34,959	87%
General and administrative expense	349,927	280,078	69,849	25%
Rental and other expenses on real estate properties	2,048,929	2,159,533	(110,604)	(5)%
Depreciation and amortization	309,271	583,572	(274,301)	(47)%
Interest expense	1,005,703	471,920	533,783	113%
Provision for loan losses	274,920	340,477	(65,557)	(19)%
Impairment losses on real estate properties	2,110,150	147,000	1,963,150	nm
Total expenses	6,999,063	4,463,246	2,535,817	57%
Operating (loss) income	(2,306,949)	1,523,802	(3,830,751)	nm
Gain on sales of real estate, net	—	14,825,858	(14,825,858)	(100)%
Net (loss) income before income taxes	(2,306,949)	16,349,660	(18,656,609)	(114)%
Income tax benefit	7,368,835	—	7,368,835	100%
Net income	5,061,886	16,349,660	(11,287,774)	(69)%
Net loss (income) attributable to noncontrolling interests	56,847	(2,588,884)	2,645,731	(102)%
Net income attributable to common stockholders	$5,118,733	$13,760,776	$(8,642,043)	(63)%
nm – not meaningful

Revenues

Interest income on loans decreased $305,000 (12% decrease) during the three months ended June 30, 2016, as compared to the same period in 2015. This decrease was primarily due to the collection of past due interest related to one impaired loan that we foreclosed on during 2014 of approximately $1,346,000 during the three months ended June 30, 2015. This decrease was partially offset by an increase in interest income from performing loans as the average balance of performing loans increased between the quarter ended June 30, 2015 and the quarter ended June 30, 2016 by approximately 102%.

Rental and other income from real estate properties decreased $992,000 (29% decrease) during the three months ended June 30, 2016, as compared to the same period in 2015, primarily due to the sale of four operating properties during the year ended December 31, 2015 and one at the beginning of 2016. These properties had rental income totaling approximately $1,226,000 during the three months ended June 30, 2015.

Expenses

Management fees increased $385,000 (87% increase) and servicing fees increased $35,000 (87% increase) during the three months ended June 30, 2016, as compared to the same period in 2015, due to an increase in the average balance of loans in our portfolio of 87% during the three months ended June 30, 2016, as compared to 2015.

The maximum management fee permitted under the Management Agreement is 2.75% per year of the average unpaid balance of mortgage loans. For the three months ended June 30, 2016 (annualized) and the calendar years 2015, 2014 and 2013, the management fees were 2.75%, 2.75%, 2.75% and 2.74% of the average unpaid balance of mortgage loans, respectively.

In determining the management fees, the Manager may consider a number of factors, including current market yields, delinquency experience, un-invested cash and real estate activities. During the three months ended June 30, 2016 and 2015, the Manager chose to take the maximum compensation that it is able to take pursuant to the charter and will likely continue to take the maximum compensation for the foreseeable future.

General and administrative expense increased $70,000 (25% increase) during the three months ended June 30, 2016, as compared to the same period in 2015. The increase was due primarily to higher legal and consulting expenses during 2016 as compared to 2015.

Rental and other expenses on real estate properties decreased $111,000 (5% decrease) during the three months ended June 30, 2016, as compared to the same period in 2015, primarily due to the sale of four operating properties during the year ended December 31, 2015 and one at the beginning of 2016. These properties had rental expenses totaling approximately $415,000 during the three months ended June 30, 2015. This decrease was offset by an increase in TOTB Miami expenses of approximately $221,000 due to property taxes and other holding costs on the TOTB North apartment building that could no longer be capitalized to the basis of the project as construction was completed in March 2016 and also due to an increase in marketing related expenses of approximately $63,000 on the Zalanta property currently under construction during the quarter.

Depreciation and amortization expense decreased $274,000 (47% decrease) during the three months ended June 30, 2016, as compared to the same period in 2015, primarily due to the discontinuation of depreciation on certain properties that were moved to Held for Sale during 2015 and 2016 and due to the sale of four depreciable properties during the year ended December 31, 2015 and one at the beginning of 2016. The properties sold had depreciation expense totaling approximately $46,000 during the three months ended June 30, 2015.

Interest expense increased $534,000 (113% increase) during the three months ended June 30, 2016 as compared to the same period in 2015, due to a higher amount of interest incurred on our lines of credit as the balances were higher during the quarter ended June 30, 2016 as compared to 2015, due to an additional $3,830,000 advance taken on the TSV loan during the third quarter of 2015 and due to the fact that interest incurred on the TOTB North loan could no longer be capitalized to the renovation project beginning in March 2016 as construction was completed, net of reduced interest expense as a result of the repayment of the 720 University loan during the second quarter of 2015.

The provision for loan losses of $275,000 during the three months ended June 30, 2016 was the result of an analysis performed on the loan portfolio. The general loan loss allowance increased $323,000 during the three months ended June 30, 2016 due to an increase in the balance of performing loans during the quarter and revisions made to the calculation of the loss and delinquency factors by loan class. The specific loan loss allowance decreased $48,000 during the three months ended June 30, 2016 due to an adjustment to the reserve on one impaired loan that was foreclosed upon during the quarter. We recorded a provision for loan losses of $340,000 during the three months ended June 30, 2015.

The impairment losses on real estate properties of $2,110,000 during the three months ended June 30, 2016 was the result of a decrease in the listing price of the unimproved residential and commercial land located in Gypsum, Colorado. We recorded an impairment loss of $147,000 on the same property during the three months ended June 30, 2015.

Gain on Sales of Real Estate

Gain on sales of real estate decreased $14,826,000 during the three months ended June 30, 2016, as compared to the same period in 2015, as a result of the sale of three real estate properties during 2015, resulting in gains totaling $14,826,000 (see further detail under “Real Estate Properties Held for Sale and Investment” below). We sold no real estate properties during the three months ended June 30, 2016.

Income Tax Benefit

Income tax benefit increased $7,369,000 during the three months ended June 30, 2016, as compared to the same period in 2015, as a result of the transfer of two properties into Zalanta and conversion of Zalanta into a taxable REIT subsidiary during the quarter ended June 30, 2016, which now makes the income (loss) from these real estate assets taxable. Due to differences between the book and tax basis of these assets, a deferred tax asset and related income tax benefit totaling $7,369,000 was recorded as of June 30, 2016. The Company’s effective tax rate for the three and six months ended June 30, 2016 differed from the statutory tax rate because the three properties now held within the Zalanta TRS had differences between their respective book basis and tax basis and management now projects that the Company will realize the benefits from deferred tax assets related to these basis differences. As a result, a $7,369,000 deferred tax benefit was recorded during the three and six months ended June 30, 2016.

Net Income Attributable to Non-Controlling Interests

Net income attributable to non-controlling interests decreased $2,646,000 during the three months ended June 30, 2016, as compared to the same period in 2015, because a portion of the gain on sale of real estate during the quarter ended June 30, 2015 in the amount of approximately $2,479,000 was attributable to our joint venture partner in 720 University, LLC (as the shopping center owned by this entity was sold in June 2015). In addition, there was a net loss attributable to our joint venture partner (the Manager) in TOTB Miami, LLC of approximately $57,000 during the quarter ended June 30, 2016, as opposed to net income of $13,000 during the quarter ended June 30, 2015.

Comparison of Results of Operations for Six Months Ended June 30, 2016 and 2015

The following table sets forth our results of operations for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,		Increase/(Decrease)
	2016	2015	Amount	Percent
Revenues:
Interest income on loans	$4,239,020	$5,324,738	$(1,085,718)	(20)%
Rental and other income from real estate properties	4,591,401	6,986,264	(2,394,863)	(34)%
Income from investment in limited liability company	87,310	85,877	1,433	2%
Total revenues	8,917,731	12,396,879	(3,479,148)	(28)%
Expenses:
Management fees to Manager	1,590,664	897,000	693,664	77%
Servicing fees to Manager	144,606	81,546	63,060	77%
General and administrative expense	903,345	659,048	244,297	37%
Rental and other expenses on real estate properties	3,839,307	4,349,945	(510,638)	(12)%
Depreciation and amortization	652,920	1,185,958	(533,038)	(45)%
Interest expense	1,688,755	1,058,946	629,809	59%
Provision for loan losses	385,995	428,043	(42,048)	(10)%
Impairment losses on real estate properties	2,110,150	1,256,434	853,716	68%
Total expenses	11,315,742	9,916,920	1,398,822	14%
Operating (loss) income	(2,398,011)	2,479,959	(4,877,970)	nm
Gain on sales of real estate, net	4,838,815	15,031,299	(10,192,484)	(68)%
Net income before income taxes	2,440,804	17,511,258	(15,070,454)	(86)%
Income tax benefit	7,368,835	—	7,368,835	100%
Net income	9,809,639	17,511,258	(7,701,619)	(44)%
Net loss (income) attributable to noncontrolling interests	43,355	(2,598,762)	2,462,117	(102)%
Net income attributable to common stockholders	$9,852,994	$14,912,496	$(5,059,502)	(34)%
nm – not meaningful

Revenues

Interest income on loans decreased $1,086,000 (20% decrease) during the six months ended June 30, 2016, as compared to the same period in 2015. This decrease was primarily due to the accretion of the remaining $512,000 discount on an impaired loan as the loan was repaid prior to maturity in the first quarter of 2015 and the collection of past due interest related to two impaired loans (one of which we foreclosed on during 2014) of approximately $2,018,000 during the six months ended June 30, 2015. This decrease was partially offset by an increase in interest income from performing loans as the average balance of performing loans increased between the six months ended June 30, 2015 and the six months ended June 30, 2016 by approximately 107%.

Rental and other income from real estate properties decreased $2,395,000 (34% decrease) during the six months ended June 30, 2016, as compared to the same period in 2015, primarily due to the sale of four operating properties during the year ended December 31, 2015 and one at the beginning of 2016. These properties had rental income totaling approximately $2,419,000 during the six months ended June 30, 2015.

Expenses

Management fees increased $694,000 (77% increase) and servicing fees increased $63,000 (77% increase) during the six months ended June 30, 2016, as compared to the same period in 2015, due to an increase in the average balance of loans in our portfolio of 77% during the six months ended June 30, 2016, as compared to 2015.

The maximum management fee permitted under the Management Agreement is 2.75% per year of the average unpaid balance of mortgage loans. For the six months ended June 30, 2016 (annualized) and the calendar years 2015, 2014 and 2013, the management fees were 2.75%, 2.75%, 2.75% and 2.74% of the average unpaid balance of mortgage loans, respectively.

In determining the management fees, the Manager may consider a number of factors, including current market yields, delinquency experience, un-invested cash and real estate activities. During the six months ended June 30, 2016 and 2015, the Manager chose to take the maximum compensation that it is able to take pursuant to the charter and will likely continue to take the maximum compensation for the foreseeable future.

General and administrative expense increased $244,000 (37% increase) during the six months ended June 30, 2016, as compared to the same period in 2015. The increase was due primarily to higher legal, appraisal and consulting expenses during the 2016 period as compared to 2015.

Rental and other expenses on real estate properties decreased $511,000 (12% decrease) during the six months ended June 30, 2016, as compared to the same period in 2015, primarily due to the sale of four operating properties during the year ended December 31, 2015 and one at the beginning of 2016. These properties had rental expenses totaling approximately $870,000 during the six months ended June 30, 2015. This decrease was offset by an increase in TOTB Miami expenses of approximately $292,000 due to property taxes and other holding costs on the TOTB North apartment building that could no longer be capitalized to the basis of the project as construction was completed in March 2016 and also due to an increase in marketing related expenses of approximately $147,000 on the Zalanta property currently under construction during the six month period.

Depreciation and amortization expense decreased $533,000 (45% decrease) during the six months ended June 30, 2016, as compared to the same period in 2015, primarily due to the discontinuation of depreciation on certain properties that were moved to Held for Sale during 2015 and 2016 and due to the sale of four depreciable properties during the year ended December 31, 2015 and one at the beginning of 2016. The properties sold had depreciation expense totaling approximately $195,000 during the six months ended June 30, 2015.

Interest expense increased $630,000 (59% increase) during the six months ended June 30, 2016 as compared to the same period in 2015, due to a higher amount of interest incurred on our lines of credit as the balances were higher during the six months ended June 30, 2016 as compared to 2015, due to an additional $3,830,000 advance taken on the TSV loan during the third quarter of 2015 and due to additional interest expense incurred on the TOTB Miami and TOTB North loans during 2016, net of reduced interest expense as a result of the repayment of the 720 University loan during the second quarter of 2015.

The provision for loan losses of $386,000 during the six months ended June 30, 2016 was the result of an analysis performed on the loan portfolio. The general loan loss allowance increased $424,000 during the six months ended June 30, 2016 due to an increase in the balance of performing loans during the period and revisions made to the calculation of the loss and delinquency factors by loan class. The specific loan loss allowance decreased $38,000 during the six months ended June 30, 2016 due to adjustments to the reserve on one impaired loan that was foreclosed upon during the quarter ended June 30, 2016. We recorded a provision for loan losses of $428,000 during the six months ended June 30, 2015.

The impairment losses on real estate properties of $2,110,000 during the six months ended June 30, 2016 was the result of a decrease in the listing price of the unimproved residential and commercial land located in Gypsum, Colorado and a reduction in the fair market value estimated by management. We recorded impairment losses totaling $1,256,000 on the same property during the six months ended June 30, 2015.

Gain on Sales of Real Estate

Gain on sales of real estate decreased $10,192,000 during the six months ended June 30, 2016, as compared to the same period in 2015, as a result of the sale of four real estate properties during 2015, resulting in gains totaling $14,879,000 (see further detail under “Real Estate Properties Held for Sale and Investment” below). We also recognized $152,000 of deferred gain under the installment method related to the sale of the condominiums located in Santa Barbara, California in 2012 due to the remaining repayment of the carry back loan during the first quarter of 2015. During the six months ended June 30, 2016, we sold one industrial property and one office building in an office complex for gains totaling approximately $4,839,000.

Income Tax Benefit

Income tax benefit increased $7,369,000 during the six months ended June 30, 2016, as compared to the same period in 2015, as a result of the transfer of two properties into Zalanta and conversion of Zalanta into a taxable REIT subsidiary during the quarter ended June 30, 2016, which now makes the income (loss) from these real estate assets taxable. Due to differences between the book and tax basis of these assets, a deferred tax asset and related income tax benefit totaling $7,369,000 was recorded as of June 30, 2016. The Company’s effective tax rate for the three and six months ended June 30, 2016 differed from the statutory tax rate because the three properties now held within the Zalanta TRS had differences between their respective book basis and tax basis and management now projects that the Company will realize the benefits from deferred tax assets related to these basis differences. As a result, a $7,369,000 deferred tax benefit was recorded during the three and six months ended June 30, 2016.

Net Income Attributable to Non-Controlling Interests

Net income attributable to non-controlling interests decreased $2,642,000 during the six months ended June 30, 2016, as compared to the same period in 2015, because a portion of the gain on sale of real estate during the six months ended June 30, 2015 in the amount of approximately $2,479,000 was attributable to our joint venture partner in 720 University, LLC (as the shopping center owned by this entity was sold in June 2015). In addition, there was a net loss attributable to our joint venture partner (the Manager) in TOTB Miami, LLC of approximately $43,000 during the six months ended June 30, 2016, as opposed to net income of $19,000 during the six months ended June 30, 2015.

Financial Condition

June 30, 2016 and December 31, 2015

Loan Portfolio

During the quarter ended June 30, 2016, we originated five new loans with aggregate principal balances totaling $15,024,000 ($16,315,000 when fully funded) and advanced additional amounts to borrowers on existing loans of approximately $3,788,000 (total of $18,812,000). Three of the new loans are incrementally funded for construction, renovation and/or interest and have $1,491,000 available to be funded in the future. We also received full or partial payoffs (including principal amortization) on loans totaling $9,832,000 during the quarter.

Our portfolio of loan investments decreased from 56 to 53 and the average loan balance increased from $1,906,000 to $2,256,000, between December 31, 2015 and June 30, 2016.

As of June 30, 2016 and December 31, 2015, we had three loans that were impaired totaling approximately $8,094,000 (6.8%) and $8,694,000 (8.1%), respectively.  This included one and two past maturity loans totaling $6,427,000 (5.4%) and $8,452,000 (7.9%), respectively. In addition, three loans totaling approximately $3,401,000 (2.8%) were past maturity but current with respect to monthly payments as of June 30, 2016 (combined total of impaired and past maturity loans of $11,495,000 (9.6%) and $8,694,000 (8.1%), respectively). Of the impaired and past maturity loans, one loan with a principal balance of $1,432,000 (1.2%) was in the process of foreclosure as of June 30, 2016. No loans were in the process of foreclosure as of December 31, 2015. No loans involved borrowers who were in bankruptcy as of June 30, 2016 and December 31, 2015.

As of June 30, 2016 and December 31, 2015, approximately $119,346,000 (99.8%) and $106,502,000 (99.8%) of our loans are interest-only and require the borrower to make a “balloon payment” on the principal amount upon maturity of the loan. To the extent that a borrower has an obligation to pay mortgage loan principal in a large lump sum payment, its ability to satisfy this obligation may be dependent upon its ability to sell the property, obtain suitable refinancing or otherwise raise a substantial cash amount. As a result, these loans involve a higher risk of default than fully amortizing loans. Borrowers occasionally are not able to pay the full amount due at the maturity date.  We may allow these borrowers to continue making the regularly scheduled monthly interest payments for certain periods of time to assist the borrower in meeting the balloon payment obligation without formally filing a notice of default.  These loans for which the principal is due and payable, but the borrower has failed to make such payment of principal, are referred to as “past maturity loans”. As of June 30, 2016 and December 31, 2015, we had four and two past maturity loans totaling approximately $9,828,000 and $8,452,000, respectively.

As of June 30, 2016 and December 31, 2015, we held the following types of loans:

	June 30, 2016	December 31, 2015
By Property Type:
Commercial	$92,022,283	$76,800,297
Residential	20,915,061	24,675,867
Land	6,643,523	5,267,643
	$119,580,867	$106,743,807
By Position:
Senior loans	$116,770,586	$103,716,010
Junior loans	2,810,281	3,027,797
	$119,580,867	$106,743,807

The types of property securing our commercial real estate loans are as follows as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Commercial Real Estate Loans:
Retail	$24,513,937	$9,206,415
Office	25,468,069	28,210,997
Apartment	10,141,888	13,094,806
Industrial	6,966,477	3,483,318
Marina	3,500,000	3,500,000
Hotel	8,845,096	7,985,000
Church	1,175,000	1,175,000
Restaurant	400,000	400,000
Storage	8,881,859	7,652,116
Golf course	1,145,000	1,145,000
Assisted care	984,957	947,645
	$92,022,283	$76,800,297

Scheduled maturities of loan investments as of June 30, 2016 and the interest rate sensitivity of such loans are as follows:

	Fixed	Variable
	Interest	Interest
	Rate	Rate	Total
Year ending June 30:
2016 (past maturity)	$8,378,073	$1,450,000	$9,828,073
2017	30,889,652	5,810,945	36,700,597
2018	58,504,045	3,500,000	62,004,045
2019	—	3,813,069	3,813,069
2020	7,000,000	—	7,000,000
2021	—	—	—
Thereafter (through Mar. 2028)	235,083	—	235,083
	$105,006,853	$14,574,014	$119,580,867

Our variable rate loans currently use as an index the three-month or six-month LIBOR rates (0.65% and 0.92%, respectively, as of June 30, 2016), or include terms whereby the interest rate is increased at a later date. Premiums over the index vary for each loan and all such loans have specified floor rates.

The following is a schedule by geographic location of loan investments as of June 30, 2016 and December 31, 2015:
	June 30, 2016	Portfolio	December 31, 2015	Portfolio
	Balance	Percentage	Balance	Percentage
Arizona	$9,227,214	7.71%	$10,103,722	9.47%
California	89,850,011	75.14%	82,406,162	77.20%
Hawaii	1,450,000	1.21%	1,450,000	1.36%
Michigan	7,195,095	6.02%	6,335,000	5.93%
Nevada	6,059,287	5.07%	6,298,923	5.90%
Oregon	—	—%	150,000	0.14%
Texas	5,799,260	4.85%	—	—%
	$119,580,867	100.00%	$106,743,807	100.00%

As of June 30, 2016 and December 31, 2015, our loans secured by real property collateral located in Northern California totaled approximately 56% ($67,148,000) and 71% ($75,971,000), respectively, of the loan portfolio. The Northern California region (which includes Monterey, Fresno, Kings, Tulare and Inyo counties and all counties north) is a large geographic area which has a diversified economic base. The ability of borrowers to repay loans is influenced by the economic strength of the region and the impact of prevailing market conditions on the value of real estate.

The allowance for loan losses decreased by $376,000 (allowance net of charge-offs) and increased by $428,000 during the six months ended June 30, 2016 and 2015, respectively.  The Manager believes that the allowance is appropriate given the estimated underlying collateral values of impaired loans and estimates of probable incurred credit losses on loans not considered to be impaired. There is no precise method used by the Manager to predict delinquency rates or losses on specific loans.  The Manager has considered the number and amount of delinquent loans, loans subject to workout agreements and loans in bankruptcy in determining the allowance for loan losses, but there can be no absolute assurance that the allowance is sufficient.  Because any decision regarding allowance for loan losses reflects judgment about the probability of losses yet to be realized, there is an inherent risk that such judgments will prove incorrect.  Upon realization, actual losses may exceed (or be less than) the amount of any reserve.  To the extent that we experience losses greater than the amount of our reserves, we may incur a charge to earnings that will adversely affect operating results and the amount of any dividends paid.

Changes in the allowance for loan losses for the six months ended June 30, 2016 and 2015 were as follows:

	June 30, 2016	June 30, 2015
Balance, beginning of period	$1,842,446	$2,869,355
Provision for loan losses	385,995	428,043
Charge-offs	(447,520)	—
Balance, end of period	$1,780,921	$3,297,398

As of June 30, 2016 and December 31, 2015, there was a general allowance for loan losses of $1,780,921 and $1,356,623, respectively, and a specific allowance for loan losses on one loan in the amount of $485,823 as of December 31, 2015.  There was no specific allowance as of June 30, 2016.

Real Estate Properties Held for Sale and Investment

As of June 30, 2016, the Company held title to twenty-five properties that were acquired through foreclosure with a total carrying amount of approximately $162,849,000 (including properties held in three corporations and seven limited liability companies), net of accumulated depreciation on real estate held for investment of $2,585,000. As of June 30, 2016, properties held for sale total $119,713,000 and properties held for investment total $43,136,000. When we acquire property by foreclosure, we typically earn less income on those properties than could be earned on loans and may not be able to sell the properties in a timely manner.

Real estate properties held for sale as of June 30, 2016 and December 31, 2015 consists of the following properties acquired through foreclosure:

	June 30, 2016	December 31, 2015
Undeveloped, industrial land, San Jose, California	$1,970,448	$1,958,400
Light industrial building, Paso Robles, California – sold in January 2016	—	1,460,935
75 improved, residential lots, Auburn, California (held within Zalanta Resort at the Village, LLC) – transferred from held for investment in 2016	3,878,544	—
Golf course, Auburn, California (held within Lone Star Golf, Inc.) – transferred from held for investment in 2016	1,934,914	—
Medical office condominium complex, Gilbert, Arizona (held within Zalanta Resort at the Village, LLC)	4,720,519	4,716,487
61 condominium units, Lakewood, Washington (held within Phillips Road, LLC) – transferred from held for investment in 2016	4,183,386	—
169 condominium units and 160 unit renovated and unoccupied apartment building, Miami, Florida (held within TOTB Miami, LLC)	54,526,938	51,942,602
Unimproved, residential and commercial land, Gypsum, Colorado	2,113,850	4,224,000
Commercial and residential land under development, South Lake Tahoe, California (held within Tahoe Stateline Venture, LLC)	23,216,154	23,094,481
Commercial and residential land under development, South Lake Tahoe, California (held within Zalanta Resort at the Village, LLC)	20,031,057	12,794,261
Residential land under development, South Lake Tahoe, California (held within Zalanta Resort at the Village- Phase II, LLC)	2,381,183	—
Office condominium complex, Oakdale, California (held within East G, LLC) – obtained via foreclosure in 2016 and one unit transferred from held for investment in 2016	756,126	—
	$119,713,119	$100,191,166

Real estate held for investment is comprised of the following properties as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Commercial buildings, Roseville, California – one building sold in February 2016	$521,605	$701,897
Undeveloped, residential land, Marysville, California	403,200	403,200
Undeveloped land, Auburn, California (formerly part of golf course owned by DarkHorse Golf Club, LLC)	103,198	103,198
75 improved, residential lots, Auburn, California (previously held within Baldwin Ranch Subdivision, LLC) – transferred to held for sale in 2016	—	3,878,544
One improved residential lot, West Sacramento, California	58,560	58,560
Undeveloped, residential land, Coolidge, Arizona	1,017,600	1,017,600
Golf course, Auburn, California (held within Lone Star Golf, Inc.) – transferred to held for sale in 2016	—	1,941,245
Office condominium complex (15 units), Roseville, California	3,498,836	3,558,386
61 condominium units, Lakewood, Washington (held within Phillips Road, LLC) – transferred to held for sale in 2016	—	4,219,657
1/7th interest in single family home, Lincoln City, Oregon	93,647	93,647
12 condominium and 3 commercial units, Tacoma, Washington (held within Broadway & Commerce, LLC)	2,336,014	2,360,237
6 improved residential lots, Coeur D’Alene, Idaho	316,800	316,800
Retail Complex, South Lake Tahoe, California (held within Tahoe Stateline Venture, LLC)	22,908,763	23,122,714
Marina and yacht club with 179 boat slips, Isleton, California (held within Brannan Island, LLC)	2,582,543	2,600,360
Unimproved, residential and commercial land, Bethel Island, California (held within Sandmound Marina, LLC)	2,334,773	2,334,773
Marina with 52 boat slips and campground, Bethel Island, California (held within Sandmound Marina, LLC)	1,483,448	1,478,727
Assisted living facility, Bensalem, Pennsylvania	5,477,135	5,402,376
Office condominium unit, Oakdale, California – transferred to held for sale in 2016	—	55,325
	$43,136,122	$53,647,246

Changes in real estate held for sale and investment during the six months ended June 30, 2016 and June 30, 2015 were as follows:
	June 30, 2016	June 30, 2015
Balance, beginning of period	$153,838,412	$163,016,805
Real estate acquired through foreclosure, net of specific loan loss allowance	700,800	—
Investments in real estate properties	12,674,110	11,162,505
Sales of real estate properties	(1,635,231)	(19,500,491)
Impairment losses on real estate properties	(2,110,150)	(1,256,434)
Depreciation of properties held for investment	(618,700)	(1,141,778)
Balance, end of period	$162,849,241	$152,280,607

Twelve of the Company’s twenty-five properties do not currently generate revenue. Nine of the Company’s thirty-four commercial leases and virtually all of the Company’s residential leases are set to expire during the twelve months ending June 30, 2017. The Company expects that new leases will be signed with existing or new tenants for the majority of these spaces and at rental rates that are at market and are at or above expiring rental amounts.

During the three and six months ended June 30, 2016, we recorded an impairment loss of approximately $2,110,000 on the unimproved residential and commercial land located in Gypsum, Colorado due to a decrease in the listing price of the property.

During the three and six months ended June 30, 2015, we recorded an impairment loss of approximately $147,000 and $1,256,000, respectively, on the unimproved residential and commercial land located in Gypsum, Colorado due to a decrease in the listing price of the property and a reduction in the fair market value estimated by management.

Sales Activity

During the six months ended June 30, 2016, we sold two real estate properties with details as follows:

	Net Sales Proceeds	Gain
Light industrial building, Paso Robles, California	$6,023,679	$4,557,979
Commercial building in building complex, Roseville, California	455,132	280,836
	$6,478,811	$4,838,815

During the six months ended June 30, 2015, we sold four real estate properties with details as follows:

	Net Sales Proceeds	Gain
Retail complex, Greeley, Colorado (held within 720 University, LLC)*	$20,318,559	$8,642,156
Industrial building, Sunnyvale, California (held within Wolfe Central, LLC)	8,284,081	4,920,957
Commercial buildings, Sacramento, California	5,153,713	1,262,745
Retail buildings, San Jose, California	1,108,820	52,820
	$34,865,173	$14,878,678
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

Foreclosure Activity

During the three months ended June 30, 2016, the Company foreclosed on one loan secured by an office property located in Oakdale, California with a principal balance of approximately $1,079,000 and obtained the property via the trustee’s sale. In addition, accrued interest and advances made on the loan (for items such as legal fees and delinquent property taxes) in the total amount of approximately $70,000 were capitalized to the basis of the property. It was determined that the fair value of the property was lower than the Company’s investment in the loan and a specific loan allowance was previously established of approximately $495,000. This amount was then recorded as a charge-off against the allowance for loan losses at the time of foreclosure, after reversal of the previously established allowance in the amount of approximately $48,000 as a result of an updated appraisal obtained (net charge-off of $448,000). The property is classified as held for sale as a sale is expected to be completed within a one year period.

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

The net income to the Company from 720 University was approximately $6,289,000 and $6,412,000 during the three and six months ended June 30, 2015, respectively.

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

During 2014, TOTB contributed the vacant and unimproved 160 unit apartment building to TOTB North. TOTB North then entered into a construction loan agreement which provides up to $21,304,000 for the purpose of renovating and improving the apartment building. As of June 30, 2016 and December 31, 2015, approximately $20,162,000 and $16,010,000, respectively, had been drawn from the construction loan to date. In addition, TOTB North entered into various contracts for the design, engineering, demolition, concrete remediation and construction for the renovation project in the aggregate amount of approximately $20,519,000, all of which had been incurred as of June 30, 2016. In addition, another $2,238,000 in renovation-related costs, interest, property taxes, and amortization of deferred financing costs have been capitalized (total of $22,757,000) as of June 30, 2016. The construction project was substantially completed at the beginning of March 2016.

During 2014, TOTB entered into a new loan agreement whereby it borrowed $13,000,000 secured by the 154 renovated and leased condominium units in the Pointe building. The outstanding balance as of June 30, 2016 and December 31, 2015 was approximately $12,548,000 and $12,693,000, respectively. The loan bears interest at the floating daily three month LIBOR rate of interest plus 4.0% per annum, but in no event will the rate be lower than 4.25%. The interest rate as of June 30, 2016 was 4.65%. Principal and interest is payable monthly with principal amortizing over 300 months. The initial maturity date is November 16, 2017 which may be extended for two additional one year periods if all conditions in the loan agreement are met. The net cash proceeds from the new loan were distributed to the members of TOTB during 2014 ($10,256,000 to ORM and $2,446,000 to OFG).

TOTB and TOTB North have agreed to sell all real estate and related properties owned by the TOTB entities to Buyer in the TOTB Sale transaction for $75,500,000 subject to possible adjustments described in the amended Purchase Agreement. Buyer’s obligation to purchase the TOTB properties is subject to a number of conditions and there is no guarantee when or if the transaction will close. The aggregate book value of the TOTB properties subject to sale was approximately $54,526,000 as of June 30, 2016.

The noncontrolling interest of OFG totaled approximately $4,288,000 and $4,524,000 as of June 30, 2016 and December 31, 2015, respectively. The net (loss) income to the Company from TOTB was approximately $(238,000) and $54,000 during the three months ended June 30, 2016 and 2015, respectively, and $(182,000) and $80,000 during the six months ended June 30, 2016 and 2015, respectively.

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

The net income to the Company from its investment in 1850 De La Cruz was approximately $45,000 and $43,000 for the three months ended June 30, 2016 and 2015, respectively, and $87,000 and $86,000 for the six months ended June 30, 2016 and 2015, respectively.

Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash increased from approximately $8,481,000 as of December 31, 2015 to $9,702,000 as of June 30, 2016 ($1,221,000 or 14% increase) primarily due to a $1,500,000 increase in the balance of restricted cash held with CB&T that was required by the First Amendment to the CB&T Credit Facility in March 2016.

Interest and Other Receivables

Interest and other receivables increased from approximately $1,765,000 as of December 31, 2015 to $2,186,000 as of June 30, 2016 ($421,000 or 24% increase) due primarily to an additional unsecured loan of $250,000 made to our tenant in the assisted care facility located in Bensalem, Pennsylvania. The tenant is in the process of transitioning the facility and business to memory care in order to increase occupancy and income on the property and needed funds to continue to operate during this transition. The remaining increase was due primarily to growth in the loan portfolio during the six month period.

Other Assets

Other assets increased from approximately $741,000 as of December 31, 2015 to $893,000 as of June 30, 2016 ($152,000 or 21% increase) due primarily to an increase in deferred rent, net lease commissions, prepaid expenses and other assets related to several of our real estate properties.

Deferred Financing Costs

Deferred financing costs accounted for as assets increased from approximately $126,000 as of December 31, 2015 to $276,000 as of June 30, 2016 ($150,000 or 119% increase) due primarily to a new origination fee and other loan costs paid on the amended CB&T Credit Facility during the six months ended June 30, 2016.

Deferred Taxes, Net

Deferred taxes, net increased from $0 as of December 31, 2015 to $7,369,000 as of June 30, 2016 due to the transfer of two properties into Zalanta and the conversion of Zalanta into a TRS during the quarter ended June 30, 2016, which now makes the income (loss) from these real estate assets taxable. Due to temporary differences between the book and tax basis of these assets, a deferred tax asset and related income tax benefit totaling $7,369,000 was recorded as of June 30, 2016.

Dividends Payable

Dividends payable decreased from approximately $2,133,000 as of December 31, 2015 to $820,000 as of
June 30, 2016 ($1,313,000 or 62% decrease) because the dividend declared and accrued as of December 31, 2015 included a regular dividend of $0.08 per share and dividends accrued in the form of a tax payment made on behalf of stockholders of $1,313,657, whereas the dividend declared and accrued as of June 30, 2016 only included a regular dividend of $0.08 per share.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities increased from approximately $3,359,000 as of December 31, 2015 to approximately $6,170,000 as of June 30, 2016 ($2,811,000 or 84% increase) due primarily to increased payables related to the construction activities on the properties owned by Zalanta.

Lines of Credit Payable

Lines of credit payable increased from $20,916,000 as of December 31, 2015 to $38,747,000 as of June 30, 2016 ($17,832,000 or 85% increase) due primarily to advances made for loan originations and to pay certain construction costs on the project owned by Zalanta during the six month period.

Notes and Loans Payable on Real Estate

Notes and loans payable increased from $45,459,000 as of December 31, 2015 to $49,454,000 as of June 30, 2016 ($3,995,000 or 9% increase) due primarily to additional advances obtained by TOTB North on the construction loan (which is now fully funded). This increase was partially offset by principal payments on the loans securing the TOTB Miami condominium units and the TSV retail property.

Noncontrolling Interests

Noncontrolling interests decreased from approximately $4,529,000 as of December 31, 2015 to approximately $4,288,000 as of June 30, 2016 ($241,000 or 5% decrease), due primarily to a cash distribution made to OFG of $237,000 and net loss allocated to OFG of $43,000 from TOTB during the six months ended June 30, 2016, net of an additional contribution by OFG to TOTB of $44,000 during the period.

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

The following table reconciles FFO and AFFO to the comparable GAAP financial measures:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Funds from Operations
Net income attributable to common stockholders	$5,118,733	$13,760,776	$9,852,994	$14,912,496
Adjustments:
Depreciation and amortization of real estate	302,482	571,058	639,676	1,160,646
Depreciation allocated to non-controlling interests	—	(30,780)	—	(61,769)
Gain on sales of depreciable real estate, net	—	(13,563,112)	(4,838,815)	(13,715,734)
Gains on sale of depreciable real estate allocated to noncontrolling interest	—	2,479,268	—	2,479,268
Adjustments for unconsolidated ventures	42,314	42,184	(310)	(877)
FFO attributable to common stockholders	$5,463,529	$3,259,394	$5,653,545	$4,774,030
Basic and diluted FFO per common share	$0.53	$0.30	$0.55	$0.44

Adjusted Funds from Operations
FFO attributable to common stockholders	$5,463,529	$3,259,394	$5,653,545	$4,774,030
Adjustments:
Non-cash items:
Provision for loan losses	274,920	340,477	385,995	428,043
Amortization of deferred financing costs	137,734	90,693	244,756	170,112
Depreciation of other assets	6,788	12,514	13,243	25,312
Impairment of other real estate	2,110,150	147,000	2,110,150	1,256,434
Accretion of discount on loan to interest income	—	—	—	(536,817)
Straight-line rental adjustments	(31,756)	932	(41,080)	757
Deferred income tax benefit	(7,368,835)	—	(7,368,835)	—
Less:
Gain on sales of other real estate, net	—	(1,262,746)	—	(1,315,566)
AFFO attributable to common stockholders	$592,530	$2,588,264	$997,774	$4,802,305
 Note: FFO for the three and six months ended June 30, 2016 includes an income tax benefit in the amount of $7,368,835, which as previously described, is due to our decision to convert Zalanta into a taxable REIT subsidiary; a transaction we do not expect will be recurring. FFO for the three and six months ended June 30, 2015 includes the one-time collection of past due interest related to one impaired loan that the Company foreclosed on during 2014 of approximately $1,346,000 and $1,723,000, respectively.

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

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover probable incurred credit losses. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Loan losses deemed to be uncollectible are charged against the allowance for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses. As of June 30, 2016, management believes that the allowance for loan losses of approximately $1,781,000 is adequate in amount to cover probable incurred losses. Because of the number of variables involved, the magnitude of swings possible and management’s inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by management. As of June 30, 2016, three loans totaling $8,094,000 were impaired. This includes one past maturity loan of $6,427,000. After management’s evaluation of the loan portfolio, we recorded an increase in the allowance for loan losses of approximately $386,000 during the six months ended June 30, 2016 (decrease in specific loan loss allowance of $38,000 and increase in general allowance of $424,000).  We also recorded a charge-off of $448,000 due to the foreclosure of one loan during the quarter ended June 30, 2016. Management believes that the specific allowance for loan losses is appropriate given the estimated fair values of the underlying collateral of impaired loans.

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

We require liquidity to:

•	fund future loan investments;
•	to improve and maintain real estate properties;

•	to repay principal and interest on our borrowings;

•	to pay our expenses, including compensation to our Manager;

•	to pay U.S. federal, state, and local taxes of our TRSs;

•	to distribute a minimum of 90% of our REIT taxable income and to make investments in a manner that enables us to maintain our qualification as a REIT; and
•	to make tax payments associated with undistributed capital gains.

We intend to meet these liquidity requirements primarily through the following:

•	the use of our cash and cash equivalent balances of $747,000 as of June 30, 2016;

•	cash generated from operating activities, including interest income from our loan portfolio and income generated from our real estate properties;

•	proceeds from the sales of real estate properties;

•	proceeds from our existing and new revolving lines of credit;
•	proceeds from future borrowings, including potential temporary and/or permanent financing on the Zalanta property; and

•	proceeds from potential future offerings of our equity securities.

The following table summarizes our cash flow activity for the periods presented:

	Six Months Ended June 30,
	2016	2015
Net cash (used in) provided by operating activities	$(1,285,107)	$3,997,704
Net cash (used in) provided by investing activities	(17,468,303)	24,385,588
Net cash provided by (used in) financing activities	18,245,062	(21,057,245)

During the six months ended June 30, 2016, our cash and cash equivalents decreased approximately $508,000 primarily due to the $1,500,000 increase in restricted cash held at CB&T as required pursuant to the First Amendment to the CB&T Credit Facility in March 2016.

Operating Activities

Cash flows from operating activities are primarily rental and other income from real estate properties, net of real estate expenses, and interest received from our investments in loans, partially offset by payment of operating expenses. For the six months ended June 30, 2016, cash flows from operating activities decreased $5,283,000, compared to the six months ended June 30, 2015. The decrease reflects decreased cash flow from rental properties as a result of the sale of four operating properties during 2015 and one at the beginning of 2016, decreased interest income received on delinquent loans and higher management and service fees, general and administrative expenses and interest expense during 2016 as compared to 2015.

Investing Activities

Net cash provided by investing activities for both periods presented reflect our investing activity. For the six months ended June 30, 2016, cash flows from investing activities decreased $41,854,000 as compared to the same period in 2015. Approximately $17,468,000 was used in investing activities during the six month period of 2016 as $51,867,000 was used for investment in loans, improvements to real estate properties and transfer to restricted cash during the period, which was partially offset by $34,339,000 that was received from the sales of real estate properties and the payoff of loans.

Financing Activities

Net cash provided by financing activities totaled approximately $18,245,000 for the six months ended June 30, 2016 and consisted primarily of $21,651,000 of net advances on our lines of credit and notes payable, net of $2,953,000 of dividends and income taxes paid to or on behalf of stockholders, $242,000 in distributions to non-controlling interests and $255,000 in deferred financing costs paid. Net cash used in financing activities totaled approximately $21,057,000 for the six months ended June 30, 2015 and consisted primarily of $11,450,000 of net repayments on our lines of credit, $5,315,000 of net repayments on notes payable, $2,484,000 of distributions to non-controlling interests and $2,046,000 of dividends paid to stockholders.

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

Contractual Obligations and Commitments

There were no material changes outside of the ordinary course of business in the contractual obligations and commitments as reported in our Annual Report on Form 10-K for the year ended December 31, 2015.  All of our debt obligations are described in more detail in Note 7 — “Lines of Credit Payable” and Note 8 – “Notes and Loans Payable on Real Estate.”  Refer to Note 14 — “Commitments and Contingencies” and below for a description of our other contractual obligations as of June 30, 2016.

Company Debt

The terms of the Company debt summarized below are described in more detail in Note 7 – “Lines of Credit Payable” and Note 8 – “Notes and Loans Payable on Real Estate”.

CB&T Line of Credit

As of June 30, 2016, the total amount available to borrow under the CB&T Credit Facility was $40,242,000 and the balance outstanding was $30,935,000 (leaving $9,307,000 available). As of August 5, 2016, the total amount available to borrow under the CB&T Credit Facility is $43,671,000 and the balance outstanding was $35,842,000 (leaving $7,829,000 available).  Interest on borrowings under the CB&T Credit Facility are payable monthly and all amounts outstanding under the facility are to be repaid not later than March 1, 2018 and advances may be made up to that date.

Opus Line of Credit

As of June 30, 2016, the balance outstanding under the Opus Credit Facility was $7,813,000 and as of August 5, 2016, the balance outstanding is $7,031,000.  Commencing May 1, 2016, in addition to the required monthly interest payments, we began to make required principal payments and all amounts under the facility are to be repaid not later than April 1, 2017. No further advances under the Opus Credit Facility are available.

TOTB North, LLC Construction Loan

The full amount available under the North Loan has been borrowed, and the balance of the North Loan was approximately $20,162,000 as of June 30, 2016 and approximately $20,321,000 as of August 5, 2016. The initial maturity date (“Maturity Date”) of the North Loan is June 12, 2017, which may be extended at the option of TOTB North for two additional one year periods subject to certain conditions. Monthly interest only payments are required until the Amortization Commencement date, at which time monthly principal payments are also required and the balance of the loan is due on the Maturity Date or at such earlier date as the proposed TOTB sale may occur pursuant to the Purchase Agreement.

TOTB Miami, LLC Loan Payable

The full amount available under the TOTB Miami Loan has been borrowed, and the balance of the TOTB Miami Loan was approximately $12,548,000 as of June 30, 2016 and approximately $12,499,000 as of August 5, 2016. The initial maturity date (the “Maturity Date”) of the TOTB Miami Loan is November 16, 2017, which may be extended at the option of TOTB Miami for two additional one year periods subject to certain conditions. Principal and interest is payable monthly and the balance of the loan is due on the Maturity Date or at such earlier date as the proposed TOTB Sale may occur pursuant to the Purchase Agreement.

Tahoe Stateline Venture, LLC Loan Payable

The full amount available under the TSV Loan has been borrowed, and the balance of the TSV Loan was approximately $13,826,000 as of June 30, 2016 and $13,963,000 as of August 5, 2016. Principal and interest is payable monthly and the balance of the loan is due on the maturity date, which is January 1, 2021.

Tahoe Stateline Venture, LLC Notes Payable

We had two secured notes payable in the aggregate amount of $3,400,000 as of June 30 2016. One note with a principal balance of $2,900,000 as of June 30, 2016 requires semi-annual interest-only payments and is due in December 2016, and one note with a principal balance of $500,000 at June 30, 2016 requires quarterly interest-only payments and is due in August 2017.

Commitments and Contingencies

As of June 30, 2016, we have commitments to advance additional funds to borrowers of construction, rehabilitation and other loans (including interest reserves) in the total amount of approximately $25,304,000.

We have an obligation to pay all required costs to remediate and monitor contamination of the real properties owned by 1850 De La Cruz, LLC (“1850”). As part of the Operating Agreement executed by the Company and its joint venture partner in 1850, Nanook, we have indemnified Nanook against all obligations related to the expected costs to monitor and remediate the contamination. In 2008, we accrued an amount that a third party consultant had estimated will need to be paid to monitor and remediate the site. The majority of clean-up activities were completed during 2012 as part of the tenant’s construction of a new building on the site. As of June 30, 2016 and December 31, 2015, approximately $23,000 and $36,000, respectively, of this obligation remains accrued on our books. In February 2016, we obtained a no further action letter from the water board, which effectively relieves the Company of any future remediation responsibility for the site.

During the course of due diligence performed by a potential buyer of TOTB in 2012, a low level of arsenic was found in the ground water of a monitoring well located on the property. While the level of arsenic exceeds the minimum level acceptable for drinking water standards, the water under this property is subject to tidal influence and is not used for domestic consumption.  TOTB retained an environmental consultant to perform additional testing and analysis with the goal of petitioning the appropriate governmental agency to issue a no further action letter for this property due to the low level of contamination and the low quality of the ground water under the property.  TOTB has submitted a proposed closure letter to the governmental agency and is waiting for final approval. At this time, the costs of any potential remediation and/or monitoring are unknown and cannot be estimated.  As of June 30, 2016 and December 31, 2015, approximately $150,000 and $104,000, respectively, had been accrued and/or paid for testing and analysis.

The Company has entered into various contracts for design, architectural, engineering, foundation work and construction for the phase II development of the land owned by Zalanta Resort at the Village, LLC (“Zalanta”). The aggregate amount of these contracts totaled approximately $31,968,000 of which approximately $12,268,000 had been incurred as of June 30, 2016 in addition to other capitalized costs related to the construction project of $2,747,000 (total of $15,015,000). Management expects that all costs for this project will be paid from cash reserves, advances from the CB&T Credit Facility and/or construction financing to be obtained in the future. It is possible that additional change orders will be submitted and construction costs may be higher than expected.

The Company has entered into various contracts for design, architectural and engineering for the development of the land owned by Zalanta Resort at the Village- Phase II, LLC (“Zalanta II”). The aggregate amount of these contracts totaled approximately $1,021,000 of which approximately $251,000 had been incurred as of June 30, 2016 in addition to other capitalized costs related to the project of $97,000 (total of $348,000). Management expects that all costs for this phase of the project will be paid from cash reserves and/or advances from the CB&T Credit Facility. It is possible that additional change orders will be submitted and costs may be higher than expected.

Contingency Reserves

We are required to maintain cash, cash equivalents and marketable securities as contingency reserves in an aggregate amount of at least 1.50% of Capital (as defined in our charter). Although the Manager believes the contingency reserves are adequate, it could become necessary for us to sell or otherwise liquidate certain of our investments or other assets to cover such contingencies on terms which might not be favorable to us. The contingency reserves held in cash and cash equivalents were approximately $3,871,000 and $3,809,000 as of June 30, 2016 and December 31, 2015, respectively.

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

Our operating results are exposed to the risks related to interest rate fluctuations as the results depend to a significant extent on the differences between income from our loans and our borrowing costs. We generally originate fixed rate loan investments and partially finance those investments with floating rate liabilities.  Our investments in fixed rate assets are generally exposed to changes in value due to interest rate fluctuations; however, the short maturity and low debt to investments of our loan portfolio are intended to partially offset that risk. Our average weighted maturity of fixed rate loans as of June 30, 2016 is approximately 14 months though in the past we have extended the maturity date on certain loans which would increase our exposure to interest rate risk.  In addition, our outstanding variable rate debt to loan investments as of June 30, 2016 is 60%. All of our variable rate investment loans and certain of our borrowings are subject to various interest rate floors. As a result, the impact of a change in interest rates may be different on our interest income than it is on our interest expense. As a result of the floors on our variable rate investment loans (which are a small part of our loan portfolio), and the short term nature of these loans, the impact of a change in prevailing interest rates on our income is unlikely to be material.

The following table projects the potential impact on our interest expense for a 12-month period assuming an instantaneous increase of 100 basis points in 3 Month LIBOR and one percent in the Prime Rate based on balances outstanding as of June 30, 2016:

	As of June 30, 2016
	Variable Rate Loans tied to 3 Mo. Libor	Variable Rate Loans tied to Prime Rate	Total

Aggregate Principal Balance of Debt	$40,522,295	$30,934,915	$71,457,210

Effect of 100 basis point increase in 3 Mo. Libor	$405,223	$—	$405,223
Effect of one percent increase in the Prime Rate	—	309,349	309,349
Totals	$405,223	$309,349	$714,572

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

Item 4. Controls and Procedures

Management of the Company carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the fiscal quarter ended June 30, 2016. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2016, which is the end of the period covered by this quarterly report on Form 10-Q,  the Company’s disclosure controls and procedures are effective.

There have been no changes in the Company’s internal control over financial reporting in the fiscal quarter ending June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 6. Exhibits

(a) Exhibits

* 3.1	Articles of Amendment and Restatement of Owens Realty Mortgage, Inc., dated January 23, 2013, and related Certificate of Correction dated September 17, 2013, incorporated herein by reference to the Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the SEC on March 16, 2015
* 3.2	Bylaws of Owens Realty Mortgage, Inc., incorporated herein by reference to Annex C to Proxy Statement/Prospectus on Form S-4 which was filed with the SEC on February 13, 2013
* 3.3	Articles Supplementary, dated November 13, 2014, relating to the election to be subject to Subtitle 8 of Title 3 of the Maryland General Corporation Law, incorporated by reference to exhibit 3.1 of the current report on Form 8-K filed with the SEC on November 13, 2013
* 4.1	Form of Common Stock Certificate, incorporated herein by reference to exhibit 4.1 to Proxy Statement/Prospectus on Form S-4 which was filed with the SEC on January 25, 2013
* 10.1	Seventh Amendment to Purchase Agreement and Deposit Receipt, dated as of June 7, 2016, among TOTB Miami, LLC, TOTB North, LLC and Interwest Capital Corporation, incorporated by reference to exhibit 10.1 of the current report on Form 8-K, which was filed with the SEC on June 8, 2016
** 31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
** 31.2	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
** 32	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
***101.INS	XBRL Instance Document
***101.SCH	XBRL Taxonomy Extension Schema Document
***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
***101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
***101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
***101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

OWENS REALTY MORTGAGE, INC.

Dated: August 8, 2016	By:	/s/ Bryan H. Draper
Bryan H. Draper, Chief Executive Officer and President
(Principal Executive Officer)
Dated: August 8, 2016	By:	/s/ Melina A. Platt
Melina A. Platt, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)