Form 10-Q
period 2016-09-30
Owens Realty Mortgage, Inc.
filed 2016-11-08
CIK 1556364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

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

(925) 935-3840 Registrant's Telephone Number, Including Area Code

NOT APPLICABLE
 (Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class Outstanding as of November 4, 2016
Common Stock, $.01 par value               10,247,477 shares

Item 1.	Legal Proceedings	64

Item 1A.	Risk Factors	64

Item 6.	Exhibits	64

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

OWENS REALTY MORTGAGE, INC.
Consolidated Balance Sheets
 (UNAUDITED)
	September 30, 2016	December 31, 2015
ASSETS
Cash and cash equivalents	$10,702,632	$1,255,842
Restricted cash	6,500,000	7,225,371
Loans, net of allowance for loan losses of $1,741,955 in 2016 and $1,842,446 in 2015	111,732,895	104,901,361
Interest and other receivables	2,117,376	1,764,918
Other assets, net of accumulated depreciation and amortization of $318,013 in 2016 and $275,277 in 2015	935,529	741,001
Deferred financing costs, net of accumulated amortization of $305,007 in 2016 and $323,325 in 2015	180,329	126,308
Deferred tax assets, net	7,629,683	—
Investment in limited liability company	2,187,146	2,141,032
Real estate held for sale	73,581,787	100,191,166
Real estate held for investment, net of accumulated depreciation of $2,870,054 in 2016 and $2,915,596 in 2015	37,315,319	53,647,246
Total assets	$252,882,696	$271,994,245
LIABILITIES AND EQUITY
LIABILITIES:
Dividends payable	$819,798	$2,133,455
Due to Manager	321,451	408,643
Accounts payable and accrued liabilities	4,918,575	3,359,294
Deferred gain on sale of real estate	209,662	209,662
Lines of credit payable	—	20,915,500
Notes and loans payable on real estate	28,474,266	45,458,844
Total liabilities	34,743,752	72,485,398
Commitments and Contingencies (Note 14)
EQUITY:
Stockholders' equity:
Preferred stock, $.01 par value per share, 5,000,000 shares authorized, no shares issued and outstanding at September 30, 2016 and December 31,2015	—	—
Common stock, $.01 par value per share, 50,000,000 shares authorized, 11,198,119 shares issued, 10,247,477 shares outstanding at September 30, 2016 and December 31, 2015	111,981	111,981
Additional paid-in capital	182,437,522	182,437,522
Treasury stock, at cost – 950,642 shares at September 30, 2016 and December 31, 2015	(12,852,058)	(12,852,058)
Retained earnings	48,408,815	25,282,553
Total stockholders' equity	218,106,260	194,979,998
Non-controlling interests	32,684	4,528,849
Total equity	218,138,944	199,508,847
Total liabilities and equity	$252,882,696	$271,994,245
The accompanying notes are an integral part of these consolidated financial statements.

OWENS REALTY MORTGAGE, INC.
Consolidated Statements of Income
 (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Interest income on loans	$2,256,816	$1,372,739	$6,495,836	$6,697,476
Rental and other income from real estate properties	2,191,357	2,996,873	6,782,758	9,983,138
Income from investment in limited liability company	45,804	44,605	133,114	130,483
Total revenues	4,493,977	4,414,217	13,411,708	16,811,097
Expenses:
Management fees to Manager	808,247	513,292	2,398,911	1,410,293
Servicing fees to Manager	73,477	46,663	218,083	128,208
General and administrative expense	338,696	292,531	1,242,040	951,579
Rental and other expenses on real estate properties	2,045,722	2,070,680	5,885,029	6,420,490
Depreciation and amortization	305,105	526,178	958,025	1,712,136
Interest expense	960,861	354,163	2,649,616	1,413,109
Bad debt expense from uncollectible rent	—	150,402	—	150,537
(Recovery of) provision for loan losses	(38,966)	44,316	347,029	472,359
Impairment losses on real estate properties	1,094,071	—	3,204,221	1,256,434
Total expenses	5,587,213	3,998,225	16,902,954	13,915,145
Operating (loss) income	(1,093,236)	415,992	(3,491,246)	2,895,952
Gain on sales of real estate, net	20,195,367	—	25,034,182	15,031,299
Net income before income tax benefit	19,102,131	415,992	21,542,936	17,927,251
Income tax benefit	260,848	—	7,629,683	—
Net income	19,362,979	415,992	29,172,619	17,927,251
Less: Net income attributable to non-controlling interests	(3,630,318)	(31,671)	(3,586,963)	(2,630,434)
Net income attributable to common stockholders	$15,732,661	$384,321	$25,585,656	$15,296,817

Per common share data:
Basic and diluted earnings per common share	$1.54	$0.04	$2.50	$1.43
Basic and diluted weighted average number of common shares outstanding	10,247,477	10,538,735	10,247,477	10,690,736
Dividends declared per share of common stock	$0.08	$0.08	$0.24	$0.33

The accompanying notes are an integral part of these consolidated financial statements.

OWENS REALTY MORTGAGE, INC.
Consolidated Statements of Stockholders' Equity
Nine Months Ended September 30, 2016 and 2015
(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Treasury Stock			Total Stockholders' Equity	Non- controlling Interests
						Retained Earnings			Total Equity
	Shares	Amount		Shares	Amount

Balances, December 31, 2014	11,198,119	$111,981	$182,437,522	(430,118)	$(5,349,156)	$7,371,511	$184,571,858	$4,174,753	$188,746,611

Net income	—	—	—	—	—	15,296,817	15,296,817	2,630,434	17,927,251
Dividends declared	—	—	—	—	—	(3,524,619)	(3,524,619)	—	(3,524,619)
Purchase of treasury stock	—	—	—	(360,263)	(5,252,848)	—	(5,252,848)	—	(5,252,848)
Contribution from non-controlling interest	—	—	—	—	—	—	—	279,184	279,184
Distributions to non-controlling interests	—	—	—	—	—	—	—	(2,483,791)	(2,483,791)
Balances, September 30, 2015	11,198,119	$111,981	$182,437,522	(790,381)	$(10,602,004)	$19,143,709	$191,091,208	$4,600,580	$195,691,788

Balances, December 31, 2015	11,198,119	$111,981	$182,437,522	(950,642)	(12,852,058)	$25,282,553	$194,979,998	$4,528,849	$199,508,847

Net income	—	—	—	—	—	25,585,656	25,585,656	3,586,963	29,172,619
Dividends declared	—	—	—	—	—	(2,459,394)	(2,459,394)	—	(2,459,394)
Purchase of treasury stock	—	—	—	—	—	—	—	—	—
Contribution from non-controlling interest	—	—	—	—	—	—	—	44,207	44,207
Distributions to non-controlling interests	—	—	—	—	—	—	—	(8,127,335)	(8,127,335)
Balances, September 30, 2016	11,198,119	$111,981	$182,437,522	(950,642)	$(12,852,058)	$48,408,815	$218,106,260	$32,684	$218,138,944

The accompanying notes are an integral part of these consolidated financial statements.

OWENS REALTY MORTGAGE, INC.
Consolidated Statements of Cash Flows
 (UNAUDITED)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$29,172,619	$17,927,251
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Gain on sales of real estate, net	(25,034,182)	(15,031,299)
Deferred income tax (benefit) expense	(7,629,683)	—
Income from investment in limited liability company	(133,114)	(130,483)
Provision for loan losses	347,029	472,359
Impairment losses on real estate properties	3,204,221	1,256,434
Depreciation and amortization of real estate and related assets	958,025	1,712,136
Amortization of deferred financing costs to interest expense	413,612	266,862
Accretion of discount on loan to interest income	—	(536,816)
Changes in operating assets and liabilities:
Interest and other receivables	(422,026)	(206,568)
Other assets	(476,830)	(46,149)
Accounts payable and accrued liabilities	(1,891,375)	91,447
Due to Manager	(87,192)	(49,056)
Net cash (used in) provided by operating activities	(1,578,896)	5,726,118

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal collected on loans	41,563,690	31,698,649
Investments in loans	(49,373,485)	(39,962,408)
Investment in real estate properties	(17,388,416)	(15,475,195)
Net proceeds from disposition of real estate properties and other assets	85,734,829	34,865,173
Purchases of furniture, fixtures and equipment	(29,887)	(48,402)
Transfer from (to) restricted cash, net	725,371	(1,246,591)
Distribution received from investment in limited liability company	87,000	85,000
Net cash provided by investing activities	61,319,102	9,916,226

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances on notes payable	16,117,737	23,538,846
Repayments on notes payable	(33,384,892)	(19,910,613)
Advances on lines of credit	62,972,415	30,161,000
Repayments on lines of credit	(83,887,915)	(32,657,000)
Payment of deferred financing costs	(254,582)	(41,735)
Distributions to non-controlling interests	(8,127,335)	(2,483,791)
Contributions from non-controlling interest	44,207	279,184
Purchase of treasury stock	—	(5,252,848)
Dividends paid	(3,773,051)	(3,981,246)
Net cash used in financing activities	(50,293,416)	(10,348,203)

Net increase in cash and cash equivalents	9,446,790	5,294,141

Cash and cash equivalents at beginning of period	1,255,842	1,413,545

Cash and cash equivalents at end of period	$10,702,632	$6,707,686

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest (excluding amounts capitalized)	$2,297,766	$1,207,669
Cash paid during the period for interest that was capitalized	317,153	187,784

Supplemental Disclosures of Non-Cash Activity
Increase in real estate from loan foreclosures	$700,800	$—
Decrease in loans, net of allowance for loan losses, from loan foreclosures	(631,232)	—
Decrease in interest and other receivables from loan foreclosures	(69,568)	—
Capital expenditures financed through accounts payable	(3,450,656)	(2,343,109)
Deferred financing costs paid from construction loan	399,558	—
Amortization of deferred financing costs capitalized to construction project	(69,526)	(155,510)
Dividends declared but not paid	(819,798)	(835,533)

The accompanying notes are an integral part of these consolidated financial statements.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)
NOTE 1 – ORGANIZATION
Owens Realty Mortgage, Inc. (the "Company") was incorporated on August 9, 2012, under the laws of the State of Maryland. The Company is authorized to issue 50,000,000 shares of its $0.01 par value common stock ("Common Stock"). In addition, the Company is authorized to issue 5,000,000 shares of preferred stock at $0.01 par value per share. The Company was created to effect the merger (the "Merger") of Owens Mortgage Investment Fund, a California Limited Partnership ("OMIF") with and into the Company as described in the Registration Statement on Form S-4, as amended, of the Company, declared effective on February 12, 2013 (File No. 333-184392).  The Merger was part of a plan to reorganize the business operations of OMIF so that it could elect to qualify as a real estate investment trust for Federal income tax purposes. The Merger was approved by OMIF limited partners on April 16, 2013 and was completed on May 20, 2013.

The Company has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"), commencing with the Company's taxable year ended December 31, 2012. As a REIT, the Company is permitted to deduct distributions made to its stockholders, allowing its operating income represented by such distributions to avoid taxation at the entity level and to be taxed generally only at the stockholder level. The Company currently intends to distribute substantially all of its REIT taxable income, excluding net capital gains. As a REIT, however, the Company is subject to separate, corporate-level tax, including potential 100% penalty taxes under various circumstances, as well as certain state and local taxes. In addition, the Company's taxable REIT subsidiaries are subject to full corporate income tax. Furthermore, the Company's ability to continue to qualify as a REIT will depend upon its continuing satisfaction of various requirements, such as those related to the diversity of its stock ownership, the nature of its assets, the sources of its income and the distributions to its stockholders, including a requirement that the Company distribute to its stockholders at least 90% of its REIT taxable income on an annual basis (determined without regard to the dividends paid deduction and by excluding net capital gain).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of the management of the Company, the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein. Certain information and footnote disclosures presented in the annual consolidated financial statements are not included in these interim financial statements.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Form 10-K of ORM for the year ended December 31, 2015 filed with the Securities and Exchange Commission ("SEC"). The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the operating results to be expected for the full year ending December 31, 2016. The Company evaluates subsequent events up to the date it files its Form 10-Q with the SEC.

Basis of Presentation

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned taxable REIT subsidiaries ("TRSs") and its majority- and wholly-owned limited liability companies. The Company is in the business of providing mortgage lending services and manages its business as one operating segment. Due to foreclosure activity, the Company also owns and manages real estate assets.

Certain reclassifications, not affecting previously reported net income or total stockholders' equity, have been made to the previously issued consolidated financial statement balances to conform to the current period presentation.

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update 2016-13, "Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments", or ASU 2016-13. The amendments in ASU-2016-13 eliminate the probable and incurred credit loss recognition threshold in current GAAP and, instead, reflect an entity's current estimate of all expected credit losses. The amendments in ASU 2016-13 broaden the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The use of forecasted information incorporates more timely information in the estimate of expected credit loss. This standard is effective for interim and annual reporting beginning after December 15, 2019, with early adoption permitted for interim and annual reporting beginning after December 15, 2018. The Company is currently evaluating the impact that ASU 2016-13 may have on its consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update 2016-07, "Investments – Equity Method and Joint Ventures (Topic 323) – Simplifying the Transition to the Equity Method of Accounting", or ASU 2016-07. To simplify the accounting for equity method investments, the amendments in ASU 2016-07 eliminate the requirement in Topic 323 that an entity retroactively adopt the equity method of accounting if an investment qualifies for use of the equity method as a result of an increase in the level of ownership or degree of influence. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor's previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. This standard is effective for interim and annual reporting beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the impact that ASU 2016-07 may have on its consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update 2016-02, "Leases (Topic 842)" or ASU 2016-02.  ASU 2016-02 amends existing guidance related to leases, primarily by requiring the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under the current accounting guidance. This standard is effective for interim and annual reporting beginning after December 15, 2018, with early adoption permitted.  The Company is currently evaluating the impact that ASU 2016-02 may have on its consolidated financial statements.

In January 2016, the FASB issued Accounting Standards Update 2016-01, "Financial Instruments- Overall (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities", or ASU 2016-1.  ASU 2016-01 amends existing guidance related to the disclosure, presentation, recognition and measurement of financial assets and financial liabilities.  This accounting standard primarily amends the accounting for certain equity investments, fair value disclosures and presentation of financial assets and financial liabilities. This standard is effective for interim and annual reporting beginning after December 15, 2017, with certain aspects available for early adoption.  The Company is currently evaluating the impact that ASU 2016-01 may have on its consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update 2014-09, "Revenue from Contracts with Customers (Topic 606)," or ASU 2014-09. ASU 2014-09 broadly amends the accounting guidance for revenue recognition. ASU 2014-09 is effective for the first interim or annual period beginning after December 15, 2017, and is to be applied prospectively. Early adoption is not permitted. The Company is currently evaluating the impact that ASU 2014-09 may have on its consolidated financial statements.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

Recently Adopted Accounting Pronouncements

In April 2015, the FASB issued Accounting Standards Update 2015-03, "Interest - Imputation of Interest (Subtopic 835-30) – Simplifying the Presentation of Debt Issuance Costs," or ASU 2015-03. ASU 2015-03 simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU 2015-15 which clarified that the SEC would not object to entities continuing to report debt issuance costs on line of credit arrangements as assets. The recognition and measurement guidance for debt issuance costs are not affected by these ASUs. The Company adopted these ASUs retrospectively during the quarter ended March 31, 2016 and elected to continue to report its deferred financing costs on lines of credit as assets, as allowed by the clarifying guidance issued in ASU 2015-15. Adoption of these standards resulted in net debt issuance costs (deferred financing costs) on the Company's debt (other than lines of credit) being presented as a direct offset to the applicable debt on the balance sheet. Thus, both deferred financing costs and notes and loans payable on real estate on the accompanying consolidated balance sheets were decreased by $522,000 and $658,000 as of September 30, 2016 and December 31, 2015, respectively.

Significant Accounting Policies
 The significant accounting policies used in the preparation of these interim consolidated financial statements are disclosed in the Company's consolidated financial statements for the year ended December 31, 2015 included in its 2015 annual report on Form 10-K.  There have been no significant changes to those significant accounting policies other than the adoption of ASU 2015-03 as discussed above.
NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES
Loans are generally stated at the principal amount outstanding. Advances under the terms of a loan to pay property taxes, insurance, legal and other costs are generally capitalized and reported as interest and other receivables. The Company's portfolio consists primarily of real estate loans generally collateralized by first, second and third deeds of trust.  Interest income on loans is accrued by the simple interest method. A loan is generally placed on nonaccrual status when the loan becomes greater than ninety days delinquent in monthly payments and/or when full payment of principal and interest is not expected. When a loan is classified as nonaccrual, interest accruals discontinue and all past due interest is included in the recorded investment in the impaired loan that is measured as described below. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest. Cash receipts on nonaccrual loans are used to reduce any outstanding accrued interest, and then are recorded as interest income, except when such payments are specifically designated as principal reduction or when management does not believe the Company's investment in the loan is fully recoverable. The Company does not incur origination costs and does not earn or collect origination fees from borrowers as OFG is entitled to all such fees (see Note 9).

Loans and the related accrued interest and advances are analyzed by management on a periodic basis for ultimate recovery. The allowance for loan losses is management's estimate of probable credit losses inherent in the Company's loan portfolio that have been incurred as of the balance sheet date.  The allowance is established through a provision for loan losses which is charged to expense.  Additions to the allowance are expected to maintain the adequacy of the total allowance after credit losses and loan growth.  Credit exposures determined to be uncollectible are charged against the allowance.  Cash received on previously charged off amounts is recorded as a recovery to the allowance.  The overall allowance consists of two primary components: specific reserves related to impaired loans that are individually evaluated for impairment and general reserves for inherent losses related to loans that are not considered impaired and are collectively evaluated for impairment.

Regardless of a loan type, a loan is considered impaired when, based on current information and events, management believes it is probable that the Company will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the original agreement.  All loans determined to be impaired are individually evaluated for impairment.  When a loan is considered impaired, management estimates impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, management may measure impairment based on a loan's observable market price, or the fair value of the collateral if the loan is collateral dependent.  A loan is collateral dependent if the repayment of the loan is expected to be provided solely by the underlying collateral. These valuations are generally updated during the fourth quarter but may be updated during interim periods if deemed appropriate by management.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)
A restructuring of a debt constitutes a troubled debt restructuring ("TDR") if the Company for economic or legal reasons related to the debtor's financial difficulties grants a concession to the debtor that it would not otherwise consider.  Restructured loans typically present an elevated level of credit risk as the borrowers are not able to perform according to the original contractual terms.  Loans that are reported as TDR's are considered impaired and measured for impairment as described above.

The determination of the general reserve for loans that are not considered impaired and are collectively evaluated for impairment is based on estimates made by management, to include, but not limited to, consideration of historical losses by portfolio segment, internal asset classifications, and qualitative factors to include economic trends in the Company's service areas, industry experience and trends, geographic concentrations, estimated collateral values, the Company's underwriting policies, the character of the loan portfolio, and probable losses inherent in the portfolio taken as a whole.

The Company maintains a separate allowance for each portfolio segment (loan type).  These portfolio segments include commercial real estate, residential real estate and land loans.   The allowance for loan losses attributable to each portfolio segment, which includes both impaired loans that are individually evaluated for impairment and loans that are not considered impaired and are collectively evaluated for impairment, is combined to determine the Company's overall allowance, which is included on the consolidated balance sheet. The allowance for loans that are not considered impaired consists of reserve factors that are based on management's assessment of the following for each portfolio segment: (1) inherent credit risk, (2) historical losses, and (3) other qualitative factors.  These reserve factors are inherently subjective and are driven by the repayment risk associated with each portfolio segment described below.

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

Management monitors the credit quality of the Company's loan portfolio on an ongoing basis using certain credit quality indicators including a loan's delinquency status and internal asset classification. A loan is considered classified when it meets the definition of impaired as described above.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

The following tables show the changes in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2016 and 2015 and the allocation of the allowance for loan losses and loans as of September 30, 2016 and December 31, 2015 by portfolio segment and by impairment methodology:

2016	Commercial	Residential	Land	Total

Allowance for loan losses:
	Three Months Ended September 30, 2016
Beginning balance	$764,900	$604,329	$411,692	$1,780,921
Charge-offs	—	—	—	—
Provision	(50,112)	11,146	—	(38,966)
Ending Balance	$714,788	$615,475	$411,692	$1,741,955

	Nine Months Ended September 30, 2016
Beginning balance	$1,140,530	$455,587	$246,329	$1,842,446
Charge-offs	(447,520)	—	—	(447,520)
Provision	21,778	159,888	165,363	347,029
Ending balance	$714,788	$615,475	$411,692	$1,741,955

	September 30, 2016
Ending balance: individually evaluated for impairment	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$714,788	$615,475	$411,692	$1,741,955

Ending balance	$714,788	$615,475	$411,692	$1,741,955

Loans:
Ending balance	$86,087,300	$20,744,027	$6,643,523	$113,474,850

Ending balance: individually evaluated for impairment	$1,432,000	$6,228,377	$—	$7,660,377

Ending balance: collectively evaluated for impairment	$84,655,300	$14,515,650	$6,643,523	$105,814,473

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

2015	Commercial	Residential	Land	Total

Allowance for loan losses:
	Three Months Ended September 30, 2015
Beginning balance	$940,215	$2,074,617	$282,566	$3,297,398
Charge-offs	—	—	—	—
Provision	(40,858)	85,174	—	44,316
Ending Balance	$899,357	$2,159,791	$282,566	$3,341,714

	Nine Months Ended September 30, 2015
Beginning balance	$888,260	$1,975,112	$5,983	$2,869,355
Charge-offs	—	—	—	—
Provision	11,097	184,679	276,583	472,359
Ending balance	$899,357	$2,159,791	$282,566	$3,341,714

	December 31, 2015
Ending balance: individually evaluated for impairment	$485,823	$—	$—	$485,823

Ending balance: collectively evaluated for impairment	$654,707	$455,587	$246,329	$1,356,623

Ending balance	$1,140,530	$455,587	$246,329	$1,842,446

Loans:
Ending balance	$76,800,297	$24,675,867	$5,267,643	$106,743,807

Ending balance: individually evaluated for impairment	$1,078,752	$7,615,055	$—	$8,693,807

Ending balance: collectively evaluated for impairment	$75,721,545	$17,060,812	$5,267,643	$98,050,000

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

The following tables show an aging analysis of the loan portfolio by the time monthly payments are past due as of September 30, 2016 and December 31, 2015:

September 30, 2016	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans

Commercial	$4,250,000	$—	$1,432,000	$5,682,000	$80,405,300	$86,087,300
Residential	—	—	6,228,377	6,228,377	14,515,650	20,744,027
Land	—	—	—	—	6,643,523	6,643,523
	$4,250,000	$—	$7,660,377	$11,910,377	$101,564,473	$113,474,850

December 31, 2015	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans

Commercial	$—	$—	$1,078,752	$1,078,752	$75,721,545	$76,800,297
Residential	—	—	7,615,055	7,615,055	17,060,812	24,675,867
Land	—	—	—	—	5,267,643	5,267,643
	$—	$—	$8,693,807	$8,693,807	$98,050,000	$106,743,807

All of the loans that are 90 or more days past due as listed above are on non-accrual status as of September 30, 2016 and December 31, 2015.  The above table as of September 30, 2016 does not include past maturity loans that were current in making monthly interest payments and in the process of being extended, paid off or refinanced of approximately $5,016,000.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

The following tables show information related to impaired loans as of and for the three and nine months ended September 30, 2016:

	September 30, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial	$1,441,089	$1,432,000	$—
Residential	6,697,772	6,228,377	—
Land	—	—	—
	$8,138,861	$7,660,377	$—

With an allowance recorded:
Commercial	$—	$—	$—
Residential	—	—	—
Land	—	—	—
	$—	$—	$—

Totals:
Commercial	$1,441,089	$1,432,000	$—
Residential	6,697,772	6,228,377	—
Land	—	—	—
	$8,138,861	$7,660,377	$—

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$1,444,271	$19,093	$1,926,261	$19,093
Residential	6,846,012	5,117	6,616,418	15,548
Land	—	—	—	—
	$8,290,283	$24,210	$8,542,679	$34,641

With an allowance recorded:
Commercial	$—	$—	$1,153,713	$—
Residential	—	—	—	—
Land	—	—	—	—
	$—	$—	$1,153,713	$—

Totals:
Commercial	$1,444,271	$19,093	$3,079,974	$19,093
Residential	6,846,012	5,117	6,616,418	15,548
Land	—	—	—	—
	$8,290,283	$24,210	$9,696,392	$34,641

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

The following tables show information related to impaired loans as of December 31, 2015 and for the three and nine months ended September 30, 2015:

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

Troubled Debt Restructurings

The Company has allocated approximately $0 and $486,000 of specific reserves on loans totaling approximately $6,698,000 and $9,208,000 (recorded investments before allowance for loan losses) to borrowers whose loan terms had been modified in troubled debt restructurings as of September 30, 2016 and December 31, 2015, respectively.  The Company has not committed to lend additional amounts to any of these borrowers.

No loans were modified as troubled debt restructurings during the three and nine months ended September 30, 2016 and 2015, nor were there loans modified as troubled debt restructurings within the previous twelve months for which there was a payment default during the three and nine months ended September 30, 2016 and 2015.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE 4 – INVESTMENT IN LIMITED LIABILITY COMPANY

During 2008, the Company entered into an operating agreement (the "Operating Agreement") of 1850 De La Cruz LLC, a California limited liability company ("1850"), with Nanook Ventures LLC ("Nanook"), an unrelated party.  The purpose of the joint venture is to own and operate certain industrial land and buildings located in Santa Clara, California. At the time of closing in July 2008, the two properties were separately contributed to two new limited liability companies, Nanook Ventures One LLC and Nanook Ventures Two LLC that are wholly owned by 1850. The Company and Nanook are the Members of 1850 and NV Manager, LLC is the manager.

The Company received distributions from 1850 of $0 and $87,000 during the three and nine months ended September 30, 2016, respectively, and $0 and $85,000 during the three and nine months ended September 30, 2015, respectively. The net income to the Company from its investment in 1850 De La Cruz was approximately $46,000 and $45,000 during the three months ended September 30, 2016 and 2015, respectively, and $133,000 and $130,000 during the nine months ended September 30, 2016 and 2015, respectively.

NOTE 5 - REAL ESTATE HELD FOR SALE

Real estate properties held for sale as of September 30, 2016 and December 31, 2015 consist of properties acquired through foreclosure classified by property type as follows:

	September 30, 2016	December 31, 2015
Land (including land under development)	$67,135,384	$42,071,143
Residential	—	51,942,601
Office	4,494,465	4,716,487
Industrial	—	1,460,935
Golf course	1,951,938	—
	$73,581,787	$100,191,166

Transfers

There were no transfers of property between "Held for Investment" and "Held for Sale" during the three months ended September 30, 2016, other than the transfer of $6,066,000 of land basis discussed further in the "Sales" section below. During the nine months ended September 30, 2016, the Company transferred four properties with book values totaling approximately $10,052,000 (one land, one office unit, one golf course and one condominium) from "Held for Investment" to "Held for Sale" as the properties were listed for sale and sales were expected within a one year period.

During the three months ended September 30, 2015, the Company transferred four properties (one residential, one industrial, one marina and one storage) from "Held for Investment" to "Held for Sale" as the properties were listed for sale and sales were expected within a one year period. During the nine months ended September 30, 2015, the Company transferred one golf course property from "Held for Sale" to "Held for Investment" as the property was no longer listed for sale and a sale was not expected within a one year period. As a result of this transfer, the Company recorded approximately $79,000 of depreciation expense that would have previously been recorded had the property been continuously classified as "Held for Investment".

Impairment Losses

During the three and nine months ended September 30, 2016, the Company recorded an impairment loss of approximately $1,094,000 on the medical office condominium complex located in Gilbert, Arizona related to an agreement signed by the Company to sell the property at a price that is less than the book value. In addition, during the nine months ended September 30, 2016, the Company recorded an impairment loss of approximately $2,110,000 on the unimproved residential and commercial land located in Gypsum, Colorado due to a reduction in the net fair market value estimated by management and a decrease in the listing price of the property.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)
During the nine months ended September 30, 2015, the Company recorded impairment losses of approximately $1,256,000 on the unimproved residential and commercial land located in Gypsum, Colorado due to a reduction in the net fair market value estimated by management and a decrease in the listing price of the property.

Sales

During the three months ended September 30, 2016, the Company sold four real estate properties (two residential properties and two improved, residential lots in a 75 lot development) for aggregate net sales proceeds of approximately $79,256,000, resulting in gain on sales of real estate totaling approximately $20,195,000 ($16,479,000 to the Company after approximately $3,716,000 gain attributable to non-controlling interest).

During the nine months ended September 30, 2016, the Company sold six properties for aggregate net sales proceeds of approximately $85,735,000, resulting in gain on sales of real estate totaling approximately $25,034,000 ($21,318,000 to the Company after approximately $3,716,000 gain attributable to non-controlling interest).

There were no sales during the three months ended September 30, 2015. During the nine months ended September 30, 2015, the Company sold four real estate properties for aggregate net sales proceeds of approximately $34,865,000, resulting in gain on sales of real estate totaling approximately $14,879,000. In addition, the Company recognized gain of approximately $152,000 during the nine months ended September 30, 2015 that had previously been deferred related to the sale of a real estate property in 2012.  The gain on the sale of this property was being accounted for under the installment method.

In September, 2016, Tahoe Stateline Venture, LLC, a California limited liability company ("TSV") that is wholly-owned by the Company, entered into a Land and Entitlement Purchase Agreement, (the "Purchase Agreement") with Jianping Pan, Kawana Holdings LLC and/or its nominee (the "Buyer"). Pursuant to the Purchase Agreement, TSV has agreed to sell to Buyer the approximately 8.0 acres of land and entitlements, including related parking and garage structures, owned by TSV in South Lake Tahoe, California, commonly known as The Chateau at the Village as further described in the Purchase Agreement (the "Property") for a total of $42.5 million, net of seller's credit which includes sales commissions (the "Purchase Price").

The closing (the "Closing") of the transaction is subject to a number of conditions including among others: the Buyer's satisfactory completion of due diligence and the approval prior to Closing by the responsible agency for the City of South Lake Tahoe, California of a tentative map (the "Map") that is acceptable to both TSV and Buyer. The Closing of the transaction is expected to occur on the earlier of March 31, 2017 or within seven business days after approval of the Map by the responsible agency, but there can be no assurance if or when the sale of the TSV Property will be consummated.

Buyer has paid an initial deposit into escrow of $500,000.  An additional $12.5 million is to be deposited into escrow by Buyer on or before November 18, 2016 and paid to TSV along with the deposit at the Closing, provided that from this cash amount TSV will credit the Buyer $3,000,000 for expenses. The additional $32.5 million of Purchase Price to be paid at Closing will be seller financing in the form of a note (the "Note") to TSV from Buyer secured by a Deed of Trust on the Property and bearing interest at 0.75% per annum.  All principal and interest on the Note will be due on the earlier of March 31, 2017 or six months from the date of the Closing.

As a result of the execution of the Purchase Agreement, the Company transferred approximately $6,066,000 of land basis from the first phase retail property (currently held for investment) to the second phase land being sold with this transaction. The basis of the property being sold is approximately $28,908,000 as of September 30, 2016.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

Foreclosure Activity

There were no foreclosures during the three months ended September 30, 2016. During the nine months ended September 30, 2016, the Company foreclosed on one loan secured by an office property located in Oakdale, California with a principal balance of approximately $1,079,000 and obtained the property via the trustee's sale. In addition, accrued interest and advances made on the loan (for items such as legal fees and delinquent property taxes) in the total amount of approximately $70,000 were capitalized to the basis of the property. It was determined that the fair value of the property was lower than the Company's investment in the loan and a specific loan allowance was previously established of approximately $495,000. This amount was then recorded as a charge-off against the allowance for loan losses at the time of foreclosure, after a reduction of the previously established allowance in the amount of approximately $48,000 as a result of an updated appraisal obtained (net charge-off of $448,000). The property, along with a unit in the building purchased by the Company in 2015, was contributed into a new taxable REIT subsidiary, East G, LLC, in June 2016. The property is classified as held for sale as a sale is expected to be completed within a one year period.

There were no foreclosures during the three and nine months ended September 30, 2015.

NOTE 6 - REAL ESTATE HELD FOR INVESTMENT

Real estate held for investment as of September 30, 2016 and December 31, 2015 consists of properties acquired through foreclosure classified by property type as follows:

	September 30, 2016	December 31, 2015
Retail	$16,962,247	$23,122,714
Land	4,234,131	8,112,676
Residential	2,417,550	6,673,540
Assisted care	5,672,065	5,402,376
Office	3,981,349	4,315,608
Marina	4,047,977	4,079,087
Golf course	—	1,941,245
	$37,315,319	$53,647,246

The balances of land and the major classes of depreciable property for real estate held for investment as of September 30, 2016 and December 31, 2015 are as follows:
	September 30, 2016	December 31, 2015
Land and land improvements	$11,420,690	$23,443,676
Buildings and improvements	28,764,683	33,119,166
Less: Accumulated depreciation	(2,870,054)	(2,915,596)
	$37,315,319	$53,647,246

It is the Company's intent to sell its real estate properties held for investment, but expected sales of these properties are not probable to occur within the next year.
Depreciation expense was approximately $286,000 and $505,000 for the three months ended September 30, 2016 and 2015, respectively, and $904,000 and $1,647,000 for the nine months ended September 30, 2016 and 2015, respectively.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)
Certain of the Company's real estate properties held for sale and investment are leased to tenants under noncancellable leases with remaining terms ranging from one to eight years. Certain of the leases require the tenant to pay all or some operating expenses of the properties. The future minimum rental income from noncancellable operating leases due within the five years subsequent to September 30, 2016 and thereafter is as follows:
Twelve months ending September 30:
2017	$2,444,094
2018	2,192,574
2019	1,739,781
2020	770,129
2021	499,403
Thereafter (through 2024)	1,094,910
Total	$8,740,891

NOTE 7 – LINES OF CREDIT PAYABLE

The Company borrows funds under the revolving California Bank & Trust ("CB&T") line of credit and the now extinguished revolving Opus Bank ("Opus") line of credit (collectively, the "Funding Agreements"). As of September 30, 2016 and December 31, 2015, the outstanding balances and total commitments under the Funding Agreements consisted of the following:
	September 30, 2016		December 31, 2015

	Outstanding Balance	Total Commitment	Outstanding Balance	Total Commitment

CB&T Line of Credit	$—	$31,120,097	$8,289,500	$22,574,753
Opus Bank Line of Credit	—	—	12,626,000	12,626,000
Total	$—	$31,120,097	$20,915,500	$35,200,753

CB&T Line of Credit

In February 2014, the Company entered into a Credit Agreement and Advance Formula Agreement and related agreements with CB&T as the lender (the "CB&T Credit Facility").The agreements were amended and restated in April 2015 to add First Bank as an additional lender and to increase the maximum borrowings available (total commitment) under the facility to the lesser of a $30,000,000 maximum or the amount determined pursuant to a borrowing base calculation described in the Advance Formula Agreement. Pursuant to the First Amendment to Amended and Restated Credit Agreement and Loan Documents dated March 1, 2016 (the "First Amendment"), the maximum commitment of the lenders under the facility has been increased from $30,000,000 to $50,000,000, such maximum commitment can be increased (on request of the Company and with the permission of the lenders) in the future to up to $75,000,000, and borrowings under the CB&T Credit Facility now mature on March 1, 2018.

Such borrowings bear interest payable monthly at the prime rate of interest established by CB&T from time-to-time plus one quarter percent (.25%) per annum (3.75% at September 30, 2016). Upon a default such interest rate increases by 2.00%. The original CB&T Credit Facility required the payment of an origination fee of $100,000 and other issuance costs totaling $177,000 that were capitalized to deferred financing costs and were being amortized to interest expense using the straight-line method through the maturity date of the CB&T Credit Facility (fully amortized as of September 30, 2016). The First Amendment required the payment of an origination fee and other costs totaling $255,000 that was capitalized to deferred financing costs and is being amortized to interest expense using the straight-line method through the new maturity date. The Company is also subject to certain ongoing administrative fees and expenses. Interest expense on the CB&T Credit Facility was approximately $307,000 and $70,000 during the three months ended September 30, 2016 and 2015, respectively (including $32,000 and $36,000, respectively, in amortization of deferred financing costs) and $799,000 and $297,000 during the nine months ended September 30, 2016 and 2015, respectively (including $98,000 and $90,000, respectively, in amortization of deferred financing costs).

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

As of September 30, 2016, the carrying amount and classification of loans securing the CB&T Credit Facility were as follows:
Loans:	September 30, 2016
Commercial	$40,298,303
Residential	5,265,493
Total	$45,563,796

The CB&T Credit Facility agreements contain financial covenants which are customary for a loan of this type. Management is not aware of any breach of these covenants as of September 30, 2016.

Opus Bank Line of Credit

In April 2014, the Company entered into a Secured Revolving Credit Loan Agreement (the "Opus Credit Agreement") and related agreements with Opus as the lender (the "Opus Credit Facility").  The Company repaid the Opus Credit Facility in full in September 2016 and the facility has terminated.

Advances under the Opus Credit Facility were available by Opus until April 1, 2016, and borrowings were secured by certain of the Company's assets.

Commencing October 1, 2014, and on each successive six month anniversary during the term (the "Rate Change Date"), the rate of interest on all borrowings under the Opus Credit Facility was reset to the Six Month LIBOR rate of interest as reported on such Rate Change Date plus four percent (4.0%) per annum but in no event lower than 4.5% per annum. Commencing on May 1, 2016, in addition to the required interest payments, the Company was required to make mandatory monthly principal payments. All amounts under the Opus Credit Facility were to be repaid not later than April 1, 2017.

The Opus Credit Facility required the payment of an origination fee of $100,000 and other issuance costs totaling $231,000 that were capitalized as deferred financing costs and were being amortized to interest expense using the straight-line method through the maturity date. The Company was also subject to certain ongoing administrative fees and expenses. Interest expense on the Opus Credit Facility was approximately $130,000 and $19,000 during the three months ended September 30, 2016 and 2015, respectively (including $64,000 and $19,000, respectively, in amortization of deferred financing costs) and $364,000 and $58,000 during the nine months ended September 30, 2016 and 2015, respectively (including $103,000 and $58,000, respectively, in amortization of deferred financing costs). The amount of unamortized deferred financing costs expensed immediately on termination of the Opus Credit Facility was approximately $45,000 for the three and nine months ended September 30, 2016.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE 8 - NOTES AND LOANS PAYABLE ON REAL ESTATE

The Company had the following notes and loans payable outstanding as of September 30, 2016 and December 31, 2015:

	September 30, 2016	Interest Rate	December 31, 2015	Interest Rate	Payment Terms/Frequency	Maturity Date
Tahoe Stateline Venture, LLC Note #1	$2,900,000	5.00%	$2,900,000	5.00%	Interest Only Semi-annual	December 2016
Tahoe Stateline Venture, LLC Note #2	—	—%	500,000	5.00%	Interest Only Quarterly	August 2017
TOTB North, LLC Construction Loan Payable	—	—%	16,009,906	4.61%	Amortizing Monthly	June 2017
TOTB Miami, LLC Loan Payable	—	—%	12,693,231	4.61%	Amortizing Monthly	November 2017
Tahoe Stateline Venture, LLC Loan Payable	13,730,877	3.47%	14,013,901	3.47%	Amortizing Monthly	January 2021
Zalanta Construction Loan Payable	12,364,914	5.00%	—	—%	Interest Only Monthly	August 2018
Principal amount	$28,995,791		$46,117,038
Less unamortized deferred financing costs	(521,525)		(658,194)
Notes and loans payable, net	$28,474,266		$45,458,844

The following table shows maturities by year on these notes and loans payable as of September 30, 2016:
Twelve months ending September 30:
2017	$15,653,905
2018	402,705
2019	416,904
2020	431,603
2021	12,090,674
Thereafter	—
Total	$28,995,791

Tahoe Stateline Venture, LLC Notes Payable

The Company obtained these obligations as a result of the foreclosure or purchase of nine parcels by Tahoe Stateline Venture, LLC ("TSV") in 2013 and 2012. The Company paid approximately $93,000 and $91,000 of interest on the notes during the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016 and December 31, 2015, there was approximately $48,000 and $18,000, respectively, in accrued but unpaid interest on these notes. The interest incurred has been capitalized to the basis of the land under development. The Company repaid the TSV Note #2 in the amount of $500,000 during the three months ended September 30, 2016.
TOTB North, LLC Construction Loan Payable
In June 2014, TOTB North, LLC ("TOTB North") entered into a Construction Loan Agreement (the "Loan Agreement") and related documents with Bank of the Ozarks ("Ozarks") as the lender providing TOTB North with a loan (the "North Loan") of up to $21,304,000 to renovate and improve the vacant and unimproved "North" apartment building held in TOTB North (the "Project").  The North Loan was secured by a first mortgage lien on the North building and all improvements and certain other assets, and was cross-defaulted and cross-collateralized with the TOTB Miami, LLC Loan Payable described below.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)
The initial maturity date (the "Maturity Date") of the North Loan was June 12, 2017, which could be extended at the option of TOTB North for two additional one year periods, subject to certain conditions.

All outstanding borrowings under the North Loan bore interest equal to the floating daily Three Month LIBOR rate of interest plus four percent (4.0%) per annum (the "Note Rate"), with a Note Rate not lower than four and one-half percent (4.5%) per annum.

During 2014, TOTB North paid customary closing fees, disbursements and expenses, including an origination fee to Ozarks, which totaled $622,000. The majority of these costs were paid out of the loan proceeds and capitalized to deferred financing costs and were being amortized to the Project using the straight-line method through the Maturity Date. During the three and nine months ended September 30, 2016, approximately $0 and $36,000, respectively, of deferred financing costs was amortized and capitalized to the Project and $35,000 and $102,000, respectively, was expensed. During the three and nine months ended September 30, 2015, approximately $52,000 and $156,000, respectively, of deferred financing costs was amortized and capitalized to the Project. During the three months ended September 30, 2016 and 2015, approximately $204,000 and $91,000, respectively, of interest was incurred of which $0 and $91,000, respectively, was capitalized to the Project. During the nine months ended September 30, 2016 and 2015, approximately $626,000 and $133,000, respectively, of interest was incurred of which $134,000 and $133,000, respectively, was capitalized to the Project.

The North Loan was repaid in full with the sale of the TOTB property in September 2016. Net debt issuance costs outstanding on the North Loan of approximately $156,000 were written off at the time of sale and reflected in the net gain on sale of the property.
TOTB Miami, LLC Loan Payable
In November 2014, TOTB Miami, LLC ("TOTB") entered into another loan agreement (the "TOTB Loan Agreement") and related documents with Ozarks providing TOTB a loan (the "TOTB Miami Loan") of $13,000,000 secured by a first mortgage lien on the 154 leased condominium units owned in the Pointe building and the related parcel and all improvements as well as certain other assets. As a condition of providing the TOTB Miami Loan, Ozarks required that the TOTB Miami Loan and the North Loan be cross-collateralized and cross-defaulted, that excess proceeds from any sale of the North property be used to reduce or pay off the TOTB Miami Loan and that excess proceeds from any sale of the TOTB property be used to pay off the North Loan.

The initial maturity date (the "Maturity Date") of the TOTB Miami Loan was November 16, 2017, and the Maturity Date could be extended at the option of TOTB for two additional one year periods if a number of conditions were met.

All outstanding borrowings under the TOTB Miami Loan bore interest equal to the floating daily Three Month LIBOR rate of interest plus four percent (4.0%) per annum (the "Note Rate"), with a Note Rate not lower than four and one-quarter percent (4.25%) per annum.

TOTB was obligated to pay customary closing fees, disbursements and expenses, including an origination fee to the Lender, which totaled approximately $323,000. The majority of these costs were paid out of the loan proceeds and capitalized to deferred financing costs and were being amortized to interest expense using the effective interest method through the Maturity Date. During the three months ended September 30, 2016 and 2015, approximately $155,000 and $166,000, respectively, of interest expense was incurred (including approximately $29,000 and $33,000, respectively, of deferred financing costs amortized to interest expense). During the nine months ended September 30, 2016 and 2015, approximately, $505,000 and $497,000, respectively, of interest expense was incurred (including approximately $84,000 and $92,000, respectively, of deferred financing costs amortized to interest expense).

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)
The TOTB Miami Loan was repaid in full with the sale of the TOTB property in September 2016. Net debt issuance costs outstanding on the TOTB Miami Loan of approximately $98,000 were written off the time of sale and reflected in the net gain on sale of the property.
Tahoe Stateline Venture, LLC Loan Payable
In December 2014, Tahoe Stateline Ventures, LLC ("TSV") entered into a Credit Agreement (the "Credit Agreement") and related documents with RaboBank, N.A. as the lender ("Lender") providing TSV with a loan (the "TSV Loan") of up to $14,500,000. TSV borrowed $10,445,000 at the first closing under the TSV Loan and an additional $3,830,000 was borrowed in September 2015.

The maturity date of the TSV Loan is January 1, 2021 (the "Maturity Date"). All outstanding borrowings under the TSV Loan documents bear interest initially at a rate of 3.47% per annum (the "Long Term Adjustable Rate"), provided that on January 1, 2018 the Long Term Adjustable Rate will be reset to Lender's then current market rate for three year fixed rate loans from comparable commercial real estate secured transactions, as determined by Lender in its sole discretion. Upon a default under the TSV Loan documents, the interest rate on the outstanding principal balance increases by an additional five percent (5.00%) per annum and the rate on any other outstanding obligations thereunder increases to ten percent (10.00%) per annum. Prepayments under the TSV Loan documents are subject to certain prepayment fees; provided that during the 90 day period immediately prior to January 1, 2018, and the 90 day period immediately prior to the Maturity Date, TSV may prepay the entire unpaid balance of the Loan in full, without any Prepayment Fee or penalty.

During the term of the TSV Loan, TSV will make equal combined payments of principal and accrued interest on the first day of each month in an amount calculated to fully amortize the original principal amount over a period of 300 months, subject to certain adjustments and the balance of the TSV Loan is due on the Maturity Date.

The Credit Agreement required the payment of a closing fee of $108,750 and certain administrative fees totaling approximately $218,000. The majority of these costs were paid out of proceeds from the loan and capitalized to deferred financing costs and are being amortized to interest expense using the effective interest method through the Maturity Date. During the three months ended September 30, 2016 and 2015, approximately $128,000 and $99,000, respectively, of interest expense was incurred (including approximately $9,000 and $9,000, respectively, of deferred financing costs amortized to interest expense). During the nine months ended September 30, 2016 and 2015, approximately $388,000 and $296,000, respectively, of interest expense was incurred (including approximately $27,000 and $27,000, respectively, of deferred financing costs amortized to interest expense).

The TSV Loan documents contain financial covenants which are customary for loans of this type. Management is not aware of any breach of these covenants as of September 30, 2016.

Zalanta Construction Loan Payable
In August 2016, Zalanta Resort at the Village, LLC ("ZRV") and Zalanta Resort at the Village - Phase II, LLC ("ZRV II" and, together with ZRV, the "Borrowers") entered into a Construction Loan Agreement (the "Loan Agreement") and related documents with Western Alliance Bank as the lender ("Lender") providing the Borrowers with a loan (the "ZRV Loan") of up to $31,000,000, subject to the terms and conditions of the ZRV Loan documents, for the purpose of financing the construction of a new mixed-use retail and residential condominium building (the "Project") on land (the "Premises") owned by ZRV in South Lake Tahoe.

Borrowings under the ZRV Loan documents are only for payment or reimbursement of approved Project costs and such borrowings are subject to customary conditions for loans of this type.  The borrowings under the ZRV Loan may not exceed the lesser of (i) 60% of the value of the Project, determined on an "as is" basis; or (ii) 65% of the Borrowers' total costs of the Project, to be calculated in accordance with the Loan Agreement. All outstanding borrowings under the ZRV Loan will bear interest at the Wall Street Journal Prime Rate plus 1.50% (calculated on a floating daily basis) (the "Note Rate"), but in no event will the Note Rate be lower than the floor rate of five percent (5.0%) per annum. The Note Rate as of September 30, 2016 was 5.0%.  Upon a default under the Loan Agreement, the Note Rate increases by an additional five percent (5.0%) per annum.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)
Interest only payments are payable monthly from an established interest reserve. In addition, on the last day of the calendar quarter in which a Certificate of Occupancy is obtained with respect to completion of the first condominium in the Project, and continuing on the last day of each calendar quarter thereafter during the term of the ZRV Loan, Borrowers are required to repay $6 million of principal (the "Curtailment Requirement"). The balance of the ZRV Loan is due on August 3, 2018.

Borrowings are secured by: (i) a first mortgage lien on the Premises and certain additional property (the "Additional Premises") held by ZRV II and all improvements, amenities and appurtenances to the Premises and the Additional Premises, (ii) an assignment of all personal property, sales contracts, rents, leases, and ground leases associated with the Premises, and (iii) all design, development, service, management, leasing and construction contracts associated with the Premises.  In addition, ZRV has established a deposit account with Lender of $3,000,000 to be held as additional collateral for the ZRV Loan. The ZRV Loan documents contain provisions that allow for the sale of individual condominiums in the Project during the term of the ZRV Loan, and the removal of those units from the collateral base, in exchange for payment of proceeds of the sales to Lender.  Any such payment of sales proceeds to Lender will be applied to reduce the principal balance of the ZRV Loan and will reduce the quarterly Curtailment Requirement.

The Loan Agreement required the payment of an origination fee of $310,000 and other issuance costs totaling approximately $400,000. The majority of these costs were paid out of the loan proceeds and capitalized to deferred financing costs and are being amortized to the Project using the straight-line method through the maturity date. During the three and nine months ended September 30, 2016, approximately $33,000 of deferred financing costs was amortized to the Project. During the three and nine months ended September 30, 2016, approximately $72,000 of interest was incurred which was capitalized to the Project.

The ZRV Loan documents contain financial covenants which are customary for loans of this type. Management is not aware of any breach of these covenants as of September 30, 2016.

NOTE 9 - TRANSACTIONS WITH AFFILIATES

In consideration of the management services rendered to the Company pursuant to the management agreement between the Company and OFG (the "Management Agreement"), OFG is entitled to receive from the Company a management fee payable monthly, subject to a maximum of 2.75% per annum of the average unpaid balance of the Company's loans.

All of the Company's loans are serviced by OFG, in consideration for which OFG receives a monthly fee, which, when added to all other fees paid in connection with the servicing of a particular loan, does not exceed the lesser of the customary, competitive fee paid in the community where the loan is placed for the provision of such mortgage services on that type of loan, or up to 0.25% per annum of the unpaid principal balance of the loans.

OFG, at its sole discretion may, on a monthly basis, adjust the management and servicing fees as long as they do not exceed the allowable limits calculated on an annual basis. Even though the fees for a month may exceed 1/12 of the maximum limits, at the end of the calendar year the sum of the fees collected for each of the 12 months must be equal to or less than the stated limits. Management fees amounted to approximately $808,000 and $513,000 for the three months ended September 30, 2016 and 2015, respectively, and $2,399,000 and $1,410,000 for the nine months ended September 30, 2016 and 2015, respectively, and are included in the accompanying consolidated statements of income. Servicing fees amounted to approximately $73,000 and $47,000 for the three months ended September 30, 2016 and 2015, respectively, and $218,000 and $128,000 for the nine months ended September 30, 2016 and 2015, respectively, and are included in the accompanying consolidated statements of income. As of September 30, 2016 and December 31, 2015, the Company owed management and servicing fees to OFG in the amount of approximately $284,000 and $267,000, respectively.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)
In determining the management fees to pay to OFG, OFG may consider a number of factors, including current market yields, delinquency experience, un-invested cash and real estate activities. During the three and nine months ended September 30, 2016 and 2015, OFG elected to take the maximum compensation that it is able to take pursuant to the Management Agreement and will likely continue to take the maximum compensation for the foreseeable future.

Pursuant to the charter, OFG receives all late payment charges from borrowers on loans owned by the Company. The amounts paid to or collected by OFG for such charges totaled approximately $2,000 and $0 for the three months ended September 30, 2016 and 2015, respectively, and $8,000 and $17,000 for the nine months ended September 30, 2016 and 2015, respectively. In addition, the Company remits other miscellaneous fees to OFG, which are collected from loan payments, loan payoffs or advances from loan principal (i.e. funding, demand and partial release fees). The amounts paid to or collected by OFG for such fees totaled approximately $5,000 and $2,000, respectively, during the three months ended September 30, 2016 and 2015 and $14,000 and $6,000, respectively, during the nine months ended September 30, 2016 and 2015, respectively.

OFG originates all loans the Company invests in and receives loan origination and extension fees from borrowers. During the three and nine months ended September 30, 2016, OFG earned approximately $120,000 and $1,372,000, respectively, on loans originated or extended of approximately $5,140,000 and $59,305,000, respectively. During the three and nine months ended September 30, 2015, OFG earned approximately $289,000 and $1,001,000, respectively, on loans originated or extended of approximately $11,982,000 and $42,034,000, respectively.

OFG is reimbursed by the Company for the actual cost of goods, services and materials used for or by the Company and paid by OFG and the salary and related salary expense of OFG's non-management and non-supervisory personnel performing services for the Company which could be performed by independent parties (subject to certain limitations in the Management Agreement). The total amounts reimbursed to OFG by the Company for such services were $113,000 and $130,000 during the three months ended September 30, 2016 and 2015, respectively, and $332,000 and $394,000 during the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016 and December 31, 2015, there was $38,000 and $142,000 payable to OFG for such services. The Company also reimbursed certain of OFG's officers for allowed expenses in the total amount of $0 and $1,000 during the nine months ended September 30, 2016 and 2015, respectively.

The Company paid Investor's Yield, Inc. (a wholly owned subsidiary of OFG) approximately $3,000 and $7,000 during the nine months ended September 30, 2016 and 2015, respectively, in fees primarily related to certain foreclosure proceedings on Company loans.
During the nine months ended September 30, 2015, the Company purchased OFG's full interest in a loan secured by an industrial property located in San Ramon, California with a principal balance of $1,499,000 at face value.
NOTE 10 – STOCKHOLDERS' EQUITY
Dividends

On March 18, 2016, the board of directors declared a $0.08 dividend on our shares of Common Stock to holders of record as of March 31, 2016. The dividend was paid on April 14, 2016 and totaled $819,798.

On June 20, 2016, the board of directors declared a $0.08 dividend on our shares of Common Stock to holders of record as of June 30, 2016. The dividend was paid on July 14, 2016 and totaled $819,798.

On September 15, 2016, the board of directors declared a $0.08 dividend on our shares of Common Stock to holders of record as of September 30, 2016. The dividend was paid on October 14, 2016 and totaled $819,798.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

As of September 30, 2016, the Company had net capital gains from the sales of real estate properties in 2016 totaling approximately $21,189,000. It is the intention of management to retain substantially all net capital gains within the Company and not distribute them as is permitted for a REIT.  However, the retained net capital gains will be taxable to shareholders and will require the Company to make a tax payment to the U.S Treasury Department on behalf of shareholders at the highest corporate tax rate (currently 35%), which are to be reflected as tax payments on shareholders' tax returns. Such payments will be recorded as dividends in the Company's financial statements in the fourth quarter of 2016.

Stock Repurchase Programs

On May 27, 2015, the Board of Directors authorized a Rule 10b5-1 stock repurchase plan (the "2015 Repurchase Plan") under which the Company was able to purchase up to $7.5 million of its Common Stock. Under the 2015 Repurchase Plan, repurchases were funded from available working capital, and repurchased shares were returned to the status of authorized but unissued shares of Common Stock. The 2015 Repurchase Plan permitted repurchases commencing June 27, 2015 through its expiration in May 2016. During the quarter ended September 30, 2015, the Company repurchased 360,263 shares of its common stock under this plan for a total of approximately $5,253,000 (including commissions) and an average cost of $14.58 per share. During the year ended December 31, 2015, the Company repurchased 520,524 shares of its Common Stock under this plan for a total cost of approximately $7,503,000 (including commissions) and an average cost of $14.41 per share.  No further purchases were made pursuant to this plan.

On December 11, 2015, the Board of Directors authorized a new Rule 10b5-1 stock repurchase plan (the "2016 Repurchase Plan") under which the Company may purchase up to $7.5 million of its Common Stock. Under the 2016 Repurchase Plan, repurchases will be funded from available working capital, and the repurchased shares will return to the status of authorized but unissued shares of Common Stock. The 2016 Repurchase Plan provides for stock repurchases to commence on April 1, 2016 and is subject to certain price, volume and timing constraints specified in the brokerage agreement. There is no guarantee as to the exact number of shares that will be repurchased by the Company. The 2016 Repurchase Plan is set to expire on March 31, 2017, although the Company may terminate the Repurchase Plan at any time.  No shares had been repurchased under this new plan as of September 30, 2016.

NOTE 11 – RESTRICTED CASH
Contingency Reserves
In accordance with the charter, the Company is required to maintain cash, cash equivalents and marketable securities as contingency reserves in an aggregate amount of 1‑1/2% of Capital as defined in the charter. Although the Manager believes the contingency reserves are adequate, it could become necessary for the Company to sell or otherwise liquidate certain of its investments or other assets to cover such contingencies on terms which might not be favorable to the Company, which could lead to unanticipated losses upon sale of such assets.
The contingency reserves required per the charter as of September 30, 2016 and December 31, 2015 were approximately $4,074,000 and $3,809,000, respectively, and are reported as part of restricted cash in the accompanying consolidated balance sheets. The $6,500,000 and $7,000,000, respectively, required to be held in non-interest bearing accounts as of September 30, 2016 and December 31, 2015 pursuant to certain of the Company's debt agreements satisfy this contingency reserve requirement.
Escrow Deposits
Restricted cash includes deposits held in third party escrow accounts to fund construction costs and replacement reserves and to pay property taxes and insurance on Company real estate in the amounts of approximately $0 and $225,000 as of September 30, 2016 and December 31, 2015, respectively.

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

Taxable income from non-REIT activities managed through the Company's taxable REIT subsidiaries ("TRSs") (Lone Star Golf, Inc., Zalanta Resort at the Village, LLC and East G, LLC) is subject to federal, state and local income taxes. The Company did not record a provision for current income taxes related to Lone Star for the nine months ended September 30, 2016 and the years ended December 31, 2015 and 2014 as it was in a net loss position. In addition, deferred taxes related to temporary differences in book and taxable income, as well as net operating losses of Lone Star, were not significant and the deferred taxes would likely not be realizable due to Lone Star's loss history.

In June 2016, the Company converted Zalanta Resort at the Village, LLC ("ZRV") into a TRS and contributed two additional real estate assets into ZRV. These properties included 75 improved, residential lots previously held within Baldwin Ranch Subdivision, LLC and a medical office condominium complex previously held within AMFU, LLC. The conversion of ZRV into a TRS and contribution of the additional real estate assets resulted in the Company recording a deferred tax asset and income tax benefit in the amount of approximately $7,630,000 primarily due to a $20,513,000 aggregate difference between the book and tax basis of the subject real estate assets as of September 30, 2016.

In addition, in June 2016, the Company established a new entity, East G, LLC ("East G") and contributed an office property that was obtained via foreclosure of a loan in May 2016 into this new entity along with a unit in the same building that had been purchased in December 2015. The Company then converted East G into a TRS. Deferred taxes related to temporary differences in book and taxable income were not significant and the deferred taxes would likely not be realizable due to expected future operating losses from the property.

The components of the income tax benefit as it relates to the Company's taxable income (loss) from domestic TRSs during the three and nine months ended September 30, 2016 were as follows:

	For the Three Months Ended September 30, 2016
	Federal	State and Local	Total

Deferred (expense) benefit	$(193,509)	$454,357	$260,848
Income tax (expense) benefit	$(193,509)	$454,357	$260,848

	For the Nine Months Ended September 30, 2016
	Federal	State and Local	Total
Deferred benefit	$6,242,655	$1,387,028	$7,629,683
Income tax benefit	$6,242,655	$1,387,028	$7,629,683

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)
A reconciliation of the income tax benefit (provision) based upon the statutory tax rates to the effective rates of our taxable REIT subsidiaries is as follows for the three and nine months ended September 30, 2016:

	For the Three Months Ended September 30, 2016	For the Nine Months Ended September 30, 2016
Tax expense (benefit) at Federal statutory rate	$—	—
State income tax expense (benefit), net of federal effect	—	—
Real estate basis differences	238,163	8,161,775
Net operating losses	142,661	142,661
Change in valuation allowance	(119,976)	(674,753)
Income tax benefit	$260,848	$7,629,683

Significant components of the Company's deferred tax assets (liabilities) are as follows as of September 30, 2016:
Deferred tax assets (liabilities):	As of September 30, 2016
Real estate basis differences	$8,161,775
Net operating losses	142,661
Total deferred tax assets	8,304,436
Valuation allowance	(674,753)
Net deferred tax assets	$7,629,683

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

Level 3       Unobservable inputs that are supported by little or no market activity, such as the
Company's own data or assumptions.

Level 3 inputs include unobservable inputs that are used when there is little, if any, market activity for the asset or liability measured at fair value. In certain cases, the inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, the level in which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement. Management's assessment of the significance of a particular input requires judgment and considers factors specific to the asset or liability being measured.

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

The following is a description of the Company's valuation methodologies used to measure and disclose the fair values of its financial and nonfinancial assets and liabilities on a nonrecurring basis. There were no assets or liabilities measured at fair value on a recurring basis.
Impaired Loans
The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan may be considered impaired and a specific allowance for loan losses is established.  A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Once a loan is identified as impaired, management measures impairment in accordance with ASC 310-10-35.  The fair value of impaired loans is estimated by either an observable market price (if available) or the fair value of the underlying collateral, if collateral dependent.  The fair value of the loan's collateral is determined by third party appraisals (by licensed appraisers), broker price opinions, comparable property sales or other indications of value. Those impaired loans not requiring an allowance represent loans for which the fair value of the collateral exceed the recorded investments in such loans. At September 30, 2016 and December 31, 2015, all impaired loans were evaluated based on the fair value of the collateral by obtaining third party appraisals that valued the collateral primarily by utilizing an income or market approach or some combination of the two.  In accordance with ASC 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  Because appraisals used by management generally include significant unobservable inputs and market data, the Company records the impaired loan as nonrecurring Level 3. Unobservable market data included in appraisals often includes adjustments to comparable property sales for such items as location, size and quality to estimate fair values using a sales comparison approach.  Unobservable market data also includes cash flow assumptions and capitalization rates used to estimate fair values under an income approach.

Real Estate Held for Sale and Investment
Real estate held for sale and investment include properties acquired through foreclosure of the related loans. When property is acquired, any excess of the Company's recorded investment in the loan and accrued interest income over the estimated fair market value of the property, net of estimated selling costs, is charged against the allowance for loan losses. Subsequently, real estate properties held for sale are carried at the lower of carrying value or fair value less costs to sell. The Company periodically compares the carrying value of real estate held for investment to expected future cash flows as determined by internally or third party generated valuations (including third party appraisals that primarily utilize an income or market approach or some combination of the two) for the purpose of assessing the recoverability of the recorded amounts. If the carrying value exceeds future undiscounted cash flows, the assets are reduced to fair value. The fair value of real estate held for sale and investment is estimated using appraisals in a manner similar to that of collateral dependent impaired loans described above which generally results in a Level 3 classification in the fair value hierarchy, however as of September 30, 2016 one property was measured using Level 2 observable inputs because the Company had received a purchase offer from a prospective buyer. That purchase offer was observable and was the most significant input the Company used to estimate the property's fair value as of September 30, 2016.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents information about the Company's assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2016 and December 31, 2015:
	Fair Value Measurements Using
	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2016
Nonrecurring:
Real estate properties:
Land	$2,113,850	$—	$—	$2,113,850
Commercial	4,494,465	—	3,738,340	756,125
Total real estate properties	$6,608,315	$—	$3,738,340	$2,869,975

December 31, 2015
Nonrecurring:
Impaired loans:
Commercial	$659,041	$—	$—	$659,041
Total impaired loans	$659,041	$—	$—	$659,041

Real estate properties:
Land	$4,224,000	$—	$—	$4,224,000
Total real estate properties	$4,224,000	$—	$—	$4,224,000

The recovery of loan losses based on the fair value of loan collateral less estimated selling costs for the impaired loans above totaled approximately $0 and $(64,000) during the three months ended September 30, 2016 and 2015, respectively, and $(38,000) and $(70,000) during the nine months ended September 30, 2016 and 2015, respectively. Impairment losses were recorded on real estate properties in the amounts of approximately $1,094,000 and $0 during the three months ended September 30, 2016 and 2015, respectively, and $3,204,000 and $1,256,000 during the nine months ended September 30, 2016 and 2015, respectively.
There were no liabilities measured at fair value on a non-recurring basis at September 30, 2016 and December 31, 2015.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents quantitative information about Level 3 fair value measurements for assets measured at fair value on a non-recurring basis at September 30, 2016 and December 31, 2015:

September 30, 2016:

Description	Fair Value	Valuation Technique	Significant Unobservable Inputs	Input/Range	Weighted Average

Real Estate Properties:
Land	$2,113,850	Appraisal	Comparable Sales Adjustment	(64.9)%	N/A
Commercial	756,125	Appraisal	Comparable Sales Adjustment	(5.0)% to 5.0%	N/A
			Capitalization Rate	7.3%	N/A
			Estimated Cost of Improvements	42.8%	N/A

December 31, 2015:

Description	Fair Value	Valuation Technique	Significant Unobservable Inputs	Input/Range	Weighted Average

Impaired Loans:
Commercial	$659,041	Appraisal	Estimate Cost of Improvements	31.9%	N/A
			Capitalization Rate	7.0%	N/A
			Comparable Sales Adjustment	(20)% to 30%	N/A
Real Estate Properties:
Land	$4,224,000	Appraisal	Comparable Sales Adjustment	(33.4)%	N/A

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

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

The approximate carrying amounts and estimated fair values of financial instruments at September 30, 2016 and December 31, 2015 are as follows:
		Fair Value Measurements at September 30, 2016
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$10,703,000	$10,703,000	$—	$—	$10,703,000
Restricted cash	6,500,000	6,500,000	—	—	6,500,000
Loans, net	111,733,000	—	—	111,651,000	111,651,000
Investment in limited liability company	2,187,000	—	—	2,352,000	2,352,000
Accrued interest and advances receivable	1,245,000	—	—	1,245,000	1,245,000

Financial liabilities
Accrued interest payable	$180,000	$—	$92,000	$88,000	$180,000
Lines of credit payable	—	—	—	—	—
Notes and loans payable	28,474,000	—	12,365,000	16,,487,000	28,852,000

		Fair Value Measurements at December 31, 2015
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$1,256,000	$1,256,000	$—	$—	$1,256,000
Restricted cash	7,225,000	7,225,000	—	—	7,225,000
Loans, net	104,901,000	—	—	104,895,000	104,895,000
Investment in limited liability company	2,141,000	—	—	2,352,000	2,352,000
Accrued interest and advances receivable	1,105,000	—	—	1,105,000	1,105,000

Financial liabilities
Accrued interest payable	$229,000	$—	$170,000	$59,000	$229,000
Lines of credit payable	20,916,000		20,916,000	—	20,916,000
Notes and loans payable	45,459,000	—	28,703,000	17,245,000	45,948,000

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

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)
Investment in limited liability company: The fair value of the Company's investment in limited liability company is estimated based on an appraisal obtained and is classified as Level 3 because the appraisal itself and/or adjustments thereto include unobservable data similar to the unobservable data discussed in the disclosures related to assets measured at fair value on a nonrecurring basis.

Lines of credit payable: The fair values of the Company's lines of credit are estimated based upon a discounted cash flow model using comparable market indicators of current pricing for the same or similar issue or on the current rate offered to the Company for debt of the same remaining maturity and is generally observable resulting in a Level 2 classification. Accrued interest payable associated with the lines of credit is also classified as Level 2.

Notes and loans payable: The fair values of the Company's notes and loans payable and related accrued interest payable are estimated based upon a discounted cash flow model using comparable market indicators of current pricing for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities resulting in either a Level 2 or Level 3 classification. Generally, Level 2 inputs are used for notes and loans payable with maturities of one year or less or that have been entered into in relatively close proximity to the balance sheet date and Level 3 inputs are used for other notes and loans payable. Accrued interest payable associated with the notes and loans payable is also classified as either Level 2 or Level 3.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Contractual Obligations

The Company has entered into various contracts for design, architectural, engineering, foundation work and construction for the development of the land owned by ZRV. The aggregate amount of these contracts totaled approximately $32,835,000 of which approximately $18,903,000 had been incurred as of September 30, 2016 in addition to other capitalized costs related to the construction project of $3,293,000 (total of $22,196,000). Management expects that all costs for this project will be paid from cash reserves or the recently obtained construction loan. It is possible that additional change orders will be submitted and construction costs may be higher than expected.

The Company has entered into various contracts for design, architectural and engineering for the development of the land owned by ZRV II. The aggregate amount of these contracts totaled approximately $1,044,000 of which approximately $700,000 had been incurred as of September 30, 2016 in addition to other capitalized costs related to the project of $172,000 (total of $872,000). Management expects that all costs for this phase of the project will be paid from cash reserves and/or advances from the CB&T Credit Facility. It is possible that additional change orders will be submitted and costs may be higher than expected.

As of September 30, 2016, the Company has commitments to advance additional funds to borrowers of construction, rehabilitation and other loans in the total amount of approximately $20,362,000 (including approximately $2,738,000 in interest reserves).
Legal Proceedings

The Company is involved in various legal actions arising in the normal course of business.  In the opinion of management, such matters will not have a material effect upon the financial position of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The following discussion provides information to assist you in understanding our financial condition and results of operations.  This discussion and analysis contains forward-looking statements. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. When we use the words "may," "believe," "expect," "anticipate," "estimate," "plan," "continue," "intend," "should," "project" or similar expressions, it intends to identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties, as more particularly set forth in our filings with the Securities and Exchange Commission, including those described in the "Forward Looking Statements" and "Risk Factors" sections of our Annual Report on Form 10-K for the year ended December 31, 2015, that could cause actual results to differ materially from those projected in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview and Background

We are a specialty finance company that focuses on the origination, investment and management of commercial real estate mortgage loans.  We provide customized, short-term capital to small and middle-market investors and developers who require speed and flexibility. We are organized and conduct our operations to qualify as a real estate investment trust, or REIT, for U.S. federal income tax purposes. We are externally managed and advised by Owens Financial Group, Inc. ("OFG" or the "Manager"), a specialized commercial real estate management company that has originated, serviced and managed alternative commercial real estate investments since 1951.

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

On May 20, 2013, OMIF merged with and into the Company with the Company as the surviving entity, succeeding to and continuing the operations of OMIF. The Company now, by virtue of the Merger, directly or indirectly owns all of the assets and business formerly owned by OMIF. The Company is a deemed successor issuer to OMIF pursuant to Rule 12g-3(a) under the Exchange Act, and on July 1, 2013, the Company's Common Stock was listed on the NYSE MKT exchange. For accounting purposes, the merger was treated as a transfer of assets and exchange of shares between entities under common control. The accounting basis used to initially record the assets and liabilities in the Company was the carryover basis of OMIF.

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

Between 2008 and 2013, we experienced increased delinquent loans and foreclosures which created substantial losses. As a result, we now own significantly more real estate than in the past, which has reduced cash flow and net income. As of September 30, 2016, approximately 7% of our loans are impaired and/or past maturity. As of September 30, 2016, we own approximately $111 million (book value) of real estate held for sale or investment, which is approximately 44% of total assets. During the nine month period ended September 30, 2016, we sold six real estate properties for aggregate net sales proceeds of $85,735,000 and gains totaling $25,034,000 ($21,318,000 to the Company after $3,716,000 gain attributable to non-controlling interest). We will continue to attempt to sell certain of our properties but may need to sell them for losses or wait until market values recover. In addition, under the REIT tax rules, we may be subject to a "prohibited transaction" penalty tax on tax gains from the sale of our properties in certain circumstances. In addition, we are also limited in the number and dollar amount of properties we can sell in a given year under the REIT tax rules.

Although management currently believes that none of our delinquent loans will result in credit losses to the Company (and has caused the Company to record specific allowances for loan losses on such loans), real estate values could decrease further. Management continues to perform frequent evaluations of such collateral values using internal and external sources, including the use of updated independent appraisals.  As a result of these evaluations, the allowance for loan losses and our investments in real estate could change in the near term, and such changes could be material.

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

Business Strategy

Our primary business objective is to provide our stockholders with attractive risk-adjusted returns by producing consistent and predictable dividends while maintaining a strong balance sheet. We believe we have positioned the Company for future growth and seek to increase distributions to stockholders and funds from operations, or FFO, or adjusted funds from operations, or AFFO, through active portfolio management and execution of our business plan which is outlined below:

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

Current Market Conditions, Risks and Recent Trends

Our ability to execute our business strategy, particularly the growth of our loan portfolio, is dependent on many factors, including our ability to access financing on favorable terms.  The previous economic downturn had a significant negative impact on both us and our borrowers.  If similar economic conditions recur in the future, it may limit our options for obtaining financing on favorable terms and may also adversely impact the creditworthiness of our borrowers which could result in their inability to repay their loans.

The commercial real estate markets continue to improve, but uncertainty remains as a result of global market instability, the current political climate and other matters and their potential impact on the U.S. economy and commercial real estate markets.  In addition, the growth in multifamily rental rates seen over the past few years are showing signs of stabilizing. If real estate values decline again and/or rent growth subsides, it may limit our new loan originations since borrowers often use increases in the value of, and revenues produced from, their existing properties to support the purchase or investment in additional properties.  Declining real estate values may also significantly increase the likelihood that we will incur losses on our loans in the event of default because the value of our collateral may be insufficient to cover our investment in the loan.  Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect both our interest income from loans as well as our ability to originate loans, which would significantly impact our revenues, results of operations, financial condition, business prospects and our ability to make distributions to our stockholders.

The economic environment over the past few years has seen continued improvement in commercial real estate values which has generally increased payoffs and reduced the credit exposure in our loan portfolio.  We have made, and continue to make, modifications and extensions to loans when it is economically feasible to do so.  In some cases, a modification is a more viable alternative to foreclosure proceedings when a borrower cannot comply with loan terms.  In doing so, lower borrower interest rates, combined with non-performing loans, would lower our net interest margins when comparing interest income to our costs of financing.  If the markets were to deteriorate and another prolonged economic downturn was to occur, we believe there could be additional loan modifications and delinquencies, which may result in reduced net interest margins and additional losses throughout our sector.

We believe that improvement in commercial real estate values has also resulted in increased values of some of our real estate assets. Accordingly, as our real estate assets are carried at the lower of carrying value or fair value less costs to sell, it is possible that we have substantial imbedded gains in certain of our real estate properties held for sale and investment that are not reflected in our financial statements or in the value of our stock.

Critical Accounting Policies

Please refer to the section of ORM's Annual Report on Form 10-K for the year ended December 31, 2015 entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations —Critical Accounting Policies" for a discussion of our critical accounting policies. During the nine months ended September 30, 2016, accounting for income taxes became a critical accounting policy for the Company.

Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities, if any. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount that is "more likely than not" to be realized.

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

We have elected (or may elect) to treat certain of our existing or newly created corporate subsidiaries as taxable REIT subsidiaries (each a "TRS"). In general, a TRS of a REIT may hold assets that the REIT cannot hold directly and, subject to certain exceptions related to hotels and healthcare properties, may engage in any real estate or non-real estate related business. A TRS is treated as a regular corporation and is subject to federal, state, local and foreign taxes on its income and property.

The accounting guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. A tax position is recognized as a benefit only if it is "more likely than not" that the position would be sustained in a tax examination, with a tax examination being presumed to occur. We have analyzed our various federal and state filing positions and believe that our income tax filing positions and deductions are well documented and supported. There was no reserve for uncertain tax positions recorded as of September 30, 2016 and December 31, 2015. Interest and penalties related to income tax matters, if any, are recorded as part of income tax expense in the consolidated statement of income.

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

Results of Operations

Net income attributable to our common stockholders increased approximately $15,348,000 and $10,289,000 during the three and nine months ended September 30, 2016, as compared to the corresponding periods in 2015. These increases in 2016 were primarily a result of the following:

•
An increase in gain on sales of real estate of $20,195,000 and $10,003,000 during the three and nine months ended September 30, 2016, as compared to 2015, due to the sales of four and six real estate properties during the three and nine months ended September 30, 2016, resulting in gain on sales of real estate totaling $20,195,000 and $25,034,000 (or $16,479,000 and $21,318,000 net of $3,716,000 gain attributable to non-controlling interest). We sold no properties during the three months ended September 30, 2015 and four properties during the nine months ended September 30, 2015, resulting in gain on sales of real estate totaling $15,031,000 (or $12,552,000 net of $2,479,000 gain attributable to non-controlling interest).

•
An increase in interest income on loans of $884,000 during the three months ended September 30, 2016, as compared to 2015, due primarily to an increase in interest income from performing loans as the average balance of performing loans in the quarter ended September 30, 2016 increased approximately 45% as compared to the quarter ended September 30, 2015.

•
A decrease in rental and other expenses on real estate properties of $25,000 and $535,000 during the three and nine months ended September 30, 2016, as compared to 2015, due primarily to the sale of four operating properties during 2015 and two in the beginning of 2016.

•
A decrease in depreciation and amortization expense of $221,000 and $754,000 during the three and nine months ended September 30, 2016, as compared to 2015, primarily due to the discontinuation of depreciation on certain properties that were moved to Held for Sale during 2015 and 2016.

•
An increase in income tax benefit of $261,000 and $7,630,000 during the three and nine months ended September 30, 2016, as compared to 2015, as a result of the conversion of ZRV into a taxable REIT subsidiary and the contribution of additional real estate assets into ZRV with book and tax basis differences that required the recording of deferred tax assets (and adjustments thereto).

The items that increased net income during the three and nine months ended September 30, 2016 were partially offset by the following:

•
A decrease in rental and other income on real estate properties of $806,000 and $3,200,000 during the three and nine months ended September 30, 2016, as compared to 2015, due primarily to the sale of four operating properties during 2015 and two in the beginning of 2016.

•
An increase in total management and service fees of $322,000 and $1,078,000 during the three and nine months ended September 30, 2016, as compared to 2015, due to an increase in the average balance of loans in our portfolio of 57% and 70% for the three and nine months ended September 30, 2016, as compared to 2015.

•
An increase in interest expense of $607,000 and $1,237,000 during the three and nine months ended September 30, 2016, as compared to 2015, due to increased interest incurred on our lines of credit as the balances were higher during the three and nine months ended September 30, 2016, due to an additional $3,830,000 advance taken on the Tahoe Stateline Venture loan during the third quarter of 2015 and due to the fact that interest incurred on the TOTB North loan could no longer be capitalized to the renovation project beginning in March 2016 as construction was completed, net of reduced interest expense as a result of the repayment of the 720 University loan during the second quarter of 2015.

•
An increase in impairment losses on real estate properties of $1,094,000 and $1,948,000 during the three and nine months ended September 30, 2016, as compared to 2015, related to the Company signing an agreement to sell the medical office condominium property located in Gilbert, Arizona at a price that is less than the book value, resulting in an impairment loss of $1,094,000 and due to an impairment loss recorded of $2,110,000 on the unimproved residential and commercial land located in Gypsum, Colorado due to a reduction in the net fair market value estimated by management and a decrease in the listing price of the property.

We believe, from period to period in the near term, there will be fluctuations in net income resulting from the lag time between the sale of our real estate assets and deployment of the proceeds into new loan investments.

Comparison of Results of Operations for Three Months Ended September 30, 2016 and 2015
The following table sets forth our results of operations for the three months ended September 30, 2016 and 2015:
	Three Months Ended September 30,		Increase/(Decrease)
	2016	2015	Amount	Percent
Revenues:
Interest income on loans	$2,256,816	$1,372,739	$884,077	64%
Rental and other income from real estate properties	2,191,357	2,996,873	(805,516)	(27)%
Income from investment in limited liability company	45,804	44,605	1,199	3%
Total revenues	4,493,977	4,414,217	79,760	2%
Expenses:
Management fees to Manager	808,247	513,292	294,955	57%
Servicing fees to Manager	73,477	46,663	26,814	57%
General and administrative expense	338,696	292,531	46,165	16%
Rental and other expenses on real estate properties	2,045,722	2,070,680	(24,958)	(1)%
Depreciation and amortization	305,105	526,178	(221,073)	(42)%
Interest expense	960,861	354,163	606,698	nm
Bad debt expense from uncollectible rent	—	150,402	(150,402)	(100)%
(Recovery of) provision for loan losses	(38,966)	44,316	(83,282)	nm
Impairment losses on real estate properties	1,094,071	—	1,094,071	100%
Total expenses	5,587,213	3,998,225	1,588,988	40%
Operating (loss) income	(1,093,236)	415,992	(1,509,228)	nm
Gain on sales of real estate, net	20,195,367	—	20,195,367	100%
Net income before income taxes	19,102,131	415,992	18,686,139	nm
Income tax benefit	260,848	—	260,848	100%
Net income	19,362,979	415,992	18,946,987	nm
Net income attributable to non-controlling interests	(3,630,318)	(31,671)	(3,598,647)	nm
Net income attributable to common stockholders	$15,732,661	$384,321	$15,348,340	nm
nm – not meaningful

Total Revenues

Interest income on loans increased $884,000 (64% increase) during the three months ended September 30, 2016, as compared to 2015. This increase was primarily due to an increase in interest income from performing loans as the average balance of performing loans increased between the quarter ended September 30, 2015 and the quarter ended September 30, 2016 by approximately 45%.

Rental and other income from real estate properties decreased $806,000 (27% decrease) during the three months ended September 30, 2016, as compared to 2015, primarily due to the sale of four operating properties during 2015 and two properties in the beginning of 2016.

Expenses

Management fees increased $295,000 (57% increase) and servicing fees increased $27,000 (57% increase) during the three months ended September 30, 2016, as compared to 2015, due to an increase in the average balance of loans in our portfolio of 57% during the three months ended September 30, 2016, as compared to 2015.

The maximum management fee permitted under the Management Agreement is 2.75% per year of the average unpaid balance of mortgage loans. For the three months ended September 30, 2016 (annualized) and the calendar years 2015, 2014 and 2013, the management fees were 2.75%, 2.75%, 2.75% and 2.74% of the average unpaid balance of mortgage loans, respectively.
In determining the management fees, the Manager may consider a number of factors, including current market yields, delinquency experience, un-invested cash and real estate activities. During the three months ended September 30, 2016 and 2015, the Manager chose to take the maximum compensation that it is able to take pursuant to the charter and will likely continue to take the maximum compensation for the foreseeable future.

General and administrative expense increased $46,000 (16% increase) during the three months ended September 30, 2016, as compared to 2015. The increase was due primarily to higher legal, consulting, audit and tax research and preparation fees during 2016 as compared to 2015.

Depreciation and amortization expense decreased $221,000 (42% decrease) during the three months ended September 30, 2016, as compared to 2015, primarily due to the discontinuation of depreciation on certain properties that were moved to Held for Sale during 2015 and 2016.

Interest expense increased $607,000 during the three months ended September 30, 2016 as compared to 2015, due to a higher amount of interest incurred on our lines of credit as the balances were higher during the quarter ended September 30, 2016 as compared to 2015, due to an additional $3,830,000 advance taken on the TSV loan during the third quarter of 2015 and due to the fact that interest incurred on the TOTB North loan could no longer be capitalized to the renovation project beginning in March 2016 as construction was completed.

Bad debt expense decreased $150,000 during the three months ended September 30, 2016, as compared to 2015, due to the write-off of rent receivable in the amount of $150,000 related to the assisted living facility located in Bensalem, Pennsylvania during the quarter ended September 30, 2015.

The recovery of loan losses of $39,000 during the three months ended September 30, 2016 was the result of an analysis performed on the loan portfolio. The general loan loss allowance decreased $39,000 during the three months ended September 30, 2016 due to a decrease in the loan portfolio during the quarter. We recorded a provision for loan losses of $44,000 during the three months ended September 30, 2015.

The impairment losses on real estate properties of $1,094,000 during the three months ended September 30, 2016 was related to the Company signing an agreement to sell the medical office condominium property located in Gilbert, Arizona at a price that is less than the book value.  We recorded no impairment losses during the three months ended September 30, 2015.

Gain on Sales of Real Estate

Gain on sales of real estate increased $20,195,000 during the three months ended September 30, 2016, as compared to 2015, as a result of the sale of four real estate properties during the quarter ended September 30, 2016, resulting in gains totaling $20,195,000 (see further detail under "Net Income Attributable to Non-Controlling Interests" and "Real Estate Properties Held for Sale and Investment" below). We sold no real estate properties during the three months ended September 30, 2015.
Income Tax Benefit

Income tax benefit increased $261,000 during the three months ended September 30, 2016, as compared to 2015, due to an adjustment in the expected timing of the property sales in the ZRV taxable REIT subsidiary during the quarter, which increased the expected realization of state deferred tax assets.

Net Income Attributable to Non-Controlling Interests

Net income attributable to non-controlling interests increased $3,599,000 during the three months ended September 30, 2016, as compared to 2015, because a portion of the gain on sale of real estate during the quarter ended September 30, 2016 in the amount of approximately $3,716,000 was attributable to our joint venture partner (OFG) in TOTB Miami, LLC (as the real estate properties owned by this entity were sold in September 2016).

Comparison of Results of Operations for Nine Months Ended September 30, 2016 and 2015
The following table sets forth our results of operations for the nine months ended September 30, 2016 and 2015:
	Nine Months Ended September 30,		Increase/(Decrease)
	2016	2015	Amount	Percent
Revenues:
Interest income on loans	$6,495,836	$6,697,476	$(201,640)	(3)%
Rental and other income from real estate properties	6,782,758	9,983,138	(3,200,380)	(32)%
Income from investment in limited liability company	133,114	130,483	2,631	2%
Total revenues	13,411,708	16,811,097	(3,399,389)	(20)%
Expenses:
Management fees to Manager	2,398,911	1,410,293	988,618	70%
Servicing fees to Manager	218,083	128,208	89,875	70%
General and administrative expense	1,242,040	951,579	290,461	31%
Rental and other expenses on real estate properties	5,885,029	6,420,490	(535,461)	(8)%
Depreciation and amortization	958,025	1,712,136	(754,111)	(44)%
Interest expense	2,649,616	1,413,109	1,236,507	88%
Bad debt expense from uncollectible rent	—	150,537	(150,537)	(100)%
Provision for loan losses	347,029	472,359	(125,330)	(27)%
Impairment losses on real estate properties	3,204,221	1,256,434	1,947,787	nm
Total expenses	16,902,954	13,915,145	2,987,809	21%
Operating (loss) income	(3,491,246)	2,895,952	(6,387,198)	nm
Gain on sales of real estate, net	25,034,182	15,031,299	10,002,883	67%
Net (loss) income before income taxes	21,542,936	17,927,251	3,615,685	20%
Income tax benefit	7,629,683	—	7,629,683	100%
Net income	29,172,619	17,927,251	11,245,368	63%
Net loss (income) attributable to non-controlling interests	(3,586,963)	(2,630,434)	(956,529)	36%
Net income attributable to common stockholders	$25,585,656	$15,296,817	$10,288,839	67%
nm – not meaningful

Total Revenues

Interest income on loans decreased $202,000 (3% decrease) during the nine months ended September 30, 2016, as compared to 2015. This decrease was primarily due to the accretion of the remaining $512,000 discount on an impaired loan as the loan was repaid prior to maturity in the first quarter of 2015 and the collection of past due interest related to an impaired loan of approximately $1,723,000 during the nine months ended September 30, 2015. This decrease was partially offset by an increase in interest income from performing loans as the average balance of performing loans increased between the nine months ended September 30, 2015 and the nine months ended September 30, 2016 by approximately 81%.

Rental and other income from real estate properties decreased $3,200,000 (32% decrease) during the nine months ended September 30, 2016, as compared to 2015, primarily due to the sale of four operating properties during 2015 and two properties in the beginning of 2016.

Expenses

Management fees increased $989,000 (70% increase) and servicing fees increased $90,000 (70% increase) during the nine months ended September 30, 2016, as compared to 2015, due to an increase in the average balance of loans in our portfolio of 70% during the nine months ended September 30, 2016, as compared to 2015.

The maximum management fee permitted under the Management Agreement is 2.75% per year of the average unpaid balance of mortgage loans. For the nine months ended September 30, 2016 (annualized) and the calendar years 2015, 2014 and 2013, the management fees were 2.75%, 2.75%, 2.75% and 2.74% of the average unpaid balance of mortgage loans, respectively.
In determining the management fees, the Manager may consider a number of factors, including current market yields, delinquency experience, un-invested cash and real estate activities. During the nine months ended September 30, 2016 and 2015, the Manager chose to take the maximum compensation that it is able to take pursuant to the charter and will likely continue to take the maximum compensation for the foreseeable future.

General and administrative expense increased $290,000 (31% increase) during the nine months ended September 30, 2016, as compared to 2015. The increase was due primarily to higher legal, consulting, audit and tax research and preparation fees during 2016 as compared to 2015.

Rental and other expenses on real estate properties decreased $535,000 (8% decrease) during the nine months ended September 30, 2016, as compared to 2015, primarily due to the sale of four operating properties during 2015 and two in the beginning of 2016. This decrease was offset by an increase in property tax expense and other holding costs on the TOTB North apartment building held within TOTB Miami that could no longer be capitalized to the basis of the project once construction was completed in March 2016 and also due to an increase in marketing related expenses for the ZRV property currently under construction during the nine month period.

Depreciation and amortization expense decreased $754,000 (44% decrease) during the nine months ended September 30, 2016, as compared to 2015, primarily due to the discontinuation of depreciation on certain properties that were moved to Held for Sale during 2015 and 2016.

Interest expense increased $1,237,000 (88% increase) during the nine months ended September 30, 2016 as compared to 2015, due to a higher amount of interest incurred on our lines of credit as the balances were higher during the nine months ended September 30, 2016 as compared to 2015, due to an additional $3,830,000 advance taken on the TSV loan during the third quarter of 2015 and due to the fact that interest incurred on the TOTB North loan could no longer be capitalized to the renovation project beginning in March 2016 as construction was completed.

Bad debt expense decreased $150,000 during the nine months ended September 30, 2016, as compared to 2015, due to the write-off of rent receivable in the amount of $150,000 related to the assisted living facility located in Bensalem, Pennsylvania during the quarter ended September 30, 2015.

The provision for loan losses of $347,000 during the nine months ended September 30, 2016 was the result of an analysis performed on the loan portfolio. The general loan loss allowance increased $385,000 during the nine months ended September 30, 2016 due to an increase in the balance of performing loans during the period and due to an increase in the historical loss percentage on commercial loans. The specific loan loss allowance decreased $38,000 during the nine months ended September 30, 2016 due to adjustments to the reserve on one impaired loan that was foreclosed upon during the second quarter of 2016. We recorded a provision for loan losses of $472,000 during the nine months ended September 30, 2015.

The impairment losses on real estate properties of $3,204,000 during the nine months ended September 30, 2016 was related to the Company signing an agreement to sell the medical office condominium property located in Gilbert, Arizona at a price that is less than the book value, resulting in an impairment loss of $1,094,000 and due to an impairment loss recorded of $2,110,000 on the unimproved residential and commercial land located in Gypsum, Colorado due to a reduction in the net fair market value estimated by management and a decrease in the listing price of the property. We recorded an impairment loss on the Gypsum, Colorado property in the amount of $1,256,000 during the nine months ended September 30, 2015.

Gain on Sales of Real Estate

Gain on sales of real estate increased $10,003,000 during the nine months ended September 30, 2016, as compared to 2015, as a result of the sale of six real estate properties during 2016, resulting in gains totaling $25,034,000 (see further detail under "Net Income Attributable to Non-Controlling Interests" and "Real Estate Properties Held for Sale and Investment" below). We sold four real estate properties during the nine months ended September 30, 2015, resulting in gains totaling $14,879,000 and recognized $152,000 of deferred gain under the installment method related to the sale of the condominiums located in Santa Barbara, California in 2012 due to the remaining repayment of the carry back loan during the first quarter of 2015.
Income Tax Benefit
Income tax benefit increased $7,630,000 during the nine months ended September 30, 2016, as compared to 2015, as a result of the transfer of two properties into ZRV and conversion of ZRV into a taxable REIT subsidiary during the second quarter of 2016, which now makes the income (loss) from these real estate assets taxable. Due to differences between the book and tax basis of these assets, a deferred tax asset and related income tax benefit totaling $7,630,000 was recorded as of September 30, 2016. The Company's effective tax rate for the three and nine months ended September 30, 2016 differed from the statutory tax rate because the three properties now held within the ZRV TRS had differences between their respective book and tax basis and management now projects that the Company will realize the benefits from deferred tax assets related to these basis differences. As a result, a $7,630,000 deferred tax benefit (as adjusted) was recorded during the nine months ended September 30, 2016.

Net Income Attributable to Non-Controlling Interests

Net income attributable to non-controlling interests increased $957,000 during the nine months ended September 30, 2016, as compared to 2015, because a portion of the gain on sale of real estate during the nine month period in the amount of approximately $3,716,000 was attributable to our joint venture partner (OFG) in TOTB Miami, LLC (as the real estate properties owned by this entity were sold in September 2016).

Financial Condition

September 30, 2016 and December 31, 2015

Loan Portfolio

During the quarter ended September 30, 2016, we originated three new loans with fully funded note balances totaling $2,655,000 and advanced additional amounts to borrowers on existing loans of approximately $4,942,000 (total of $7,597,000). We also received full or partial payoffs on eight loans totaling $13,687,000 during the quarter. We extended the maturity dates on two and five loans with principal balances aggregating $2,485,000 and $11,893,000 during the three and nine months ended September 30, 2016, respectively.

Our portfolio of loan investments decreased from 56 to 52 and the average loan balance increased from $1,906,000 to $2,182,000, between December 31, 2015 and September 30, 2016.

As of September 30, 2016 and December 31, 2015, we had three loans that were impaired totaling approximately $7,660,000 (6.8% of the portfolio) and $8,694,000 (8.1%), respectively.  This included two past maturity loans totaling $7,429,000 (6.6%) and $8,452,000 (7.9%), respectively. In addition, four loans totaling approximately $5,016,000 (4.4%) were past maturity but current with respect to monthly payments as of September 30, 2016 (combined total of impaired and past maturity loans of $12,676,000 (11.2%) and $8,694,000 (8.1%), respectively). Of the impaired and past maturity loans, one loan with a principal balance of $1,432,000 (1.3%) was in the process of foreclosure as of September 30, 2016. No loans were in the process of foreclosure as of December 31, 2015. No loans involved borrowers who were in bankruptcy as of September 30, 2016 and December 31, 2015.

As of September 30, 2016 and December 31, 2015, approximately $113,243,000 (99.8%) and $106,502,000 (99.8%) of our loans are interest-only and require the borrower to make a "balloon payment" on the principal amount upon maturity of the loan. To the extent that a borrower has an obligation to pay mortgage loan principal in a large lump sum payment, its ability to satisfy this obligation may be dependent upon its ability to sell the property, obtain suitable refinancing or otherwise raise a substantial cash amount. As a result, these loans involve a higher risk of default than fully amortizing loans. Borrowers occasionally are not able to pay the full amount due at the maturity date.  We may allow these borrowers to continue making the regularly scheduled monthly interest payments for certain periods of time to assist the borrower in meeting the balloon payment obligation without formally filing a notice of default.  These loans for which the principal is due and payable, but the borrower has failed to make such payment of principal, are referred to as "past maturity loans". As of September 30, 2016 and December 31, 2015, we had six and two past maturity loans totaling approximately $12,444,000 and $8,452,000, respectively.

As of September 30, 2016 and December 31, 2015, we held the following types of loans:

	September 30, 2016	December 31, 2015
By Property Type:
Commercial	$86,087,300	$76,800,297
Residential	20,744,027	24,675,867
Land	6,643,523	5,267,643
	$113,474,850	$106,743,807
By Position:
Senior loans	$110,665,462	$103,716,010
Junior loans	2,809,388	3,027,797
	$113,474,850	$106,743,807

The types of property securing our commercial real estate loans are as follows as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Commercial Real Estate Loans:
Apartment	$13,055,547	$13,094,806
Assisted care	1,303,547	947,645
Church	1,175,000	1,175,000
Golf course	1,145,000	1,145,000
Hotel	9,027,493	7,985,000
Industrial	4,376,477	3,483,318
Marina	3,500,000	3,500,000
Office	23,284,538	28,210,997
Restaurant	400,000	400,000
Retail	19,561,708	9,206,415
Storage	9,257,990	7,652,116
	$86,087,300	$76,800,297

Scheduled maturities of loan investments as of September 30, 2016 and the interest rate sensitivity of such loans are as follows:

	Fixed	Variable
	Interest	Interest
	Rate	Rate	Total
Year ending September 30:
2016 (past maturity)	$12,444,182	$—	$12,444,182
2017	28,982,332	5,809,183	34,791,515
2018	48,577,865	4,950,000	53,527,865
2019	8,505,000	3,974,538	12,479,538
2020	—	—	—
2021	—	—	—
Thereafter (through Mar. 2028)	231,750	—	231,750
	$98,741,129	$14,733,721	$113,474,850

Our variable rate loans currently use as an index the three-month or six-month LIBOR rates (0.85% and 1.24%, respectively, as of September 30, 2016), or include terms whereby the interest rate is increased at a later date. Premiums over the index vary for each loan and all such loans have specified floor rates.

The following is a schedule by geographic location of loan investments as of September 30, 2016 and December 31, 2015:

	September 30, 2016	Portfolio	December 31, 2015	Portfolio
	Balance	Percentage	Balance	Percentage
Arizona	$8,796,627	7.75%	$10,103,722	9.47%
California	84,130,596	74.14%	82,406,162	77.20%
Hawaii	1,450,000	1.28%	1,450,000	1.36%
Michigan	7,377,493	6.50%	6,335,000	5.93%
Nevada	5,807,787	5.12%	6,298,923	5.90%
Oregon	—	—%	150,000	0.14%
Texas	5,912,347	5.21%	—	—%
	$113,474,850	100.00%	$106,743,807	100.00%

As of September 30, 2016 and December 31, 2015, our loans secured by real property collateral located in Northern California totaled approximately 53% ($60,038,000) and 71% ($75,971,000), respectively, of the loan portfolio. The Northern California region (which includes Monterey, Fresno, Kings, Tulare and Inyo counties and all counties north) is a large geographic area which has a diversified economic base. The ability of borrowers to repay loans is influenced by the economic strength of the region and the impact of prevailing market conditions on the value of real estate.

The allowance for loan losses decreased by $100,000 (allowance net of charge-offs) and increased by $472,000 during the nine months ended September 30, 2016 and 2015, respectively.  The Manager believes that the allowance is appropriate given the estimated underlying collateral values of impaired loans and estimates of probable incurred credit losses on loans not considered to be impaired. There is no precise method used by the Manager to predict delinquency rates or losses on specific loans.  The Manager has considered the number and amount of delinquent loans, loans subject to workout agreements and loans in bankruptcy in determining the allowance for loan losses, but there can be no absolute assurance that the allowance is sufficient.  Because any decision regarding allowance for loan losses reflects judgment about the probability of losses yet to be realized, there is an inherent risk that such judgments will prove incorrect.  Upon realization, actual losses may exceed (or be less than) the amount of any reserve.  To the extent that we experience losses greater than the amount of our reserves, we may incur a charge to earnings that will adversely affect operating results and the amount of any dividends paid.

Changes in the allowance for loan losses for the nine months ended September 30, 2016 and 2015 were as follows:

	September 30, 2016	September 30, 2015
Balance, beginning of period	$1,842,446	$2,869,355
Provision for loan losses	347,029	472,359
Charge-offs	(447,520)	—
Balance, end of period	$1,741,955	$3,341,714

As of September 30, 2016 and December 31, 2015, there was a general allowance for loan losses of $1,741,955 and $1,356,623, respectively, and a specific allowance for loan losses on one loan in the amount of $485,823 as of December 31, 2015.  There was no specific allowance as of September 30, 2016.

Real Estate Properties Held for Sale and Investment

As of September 30, 2016, we held title to twenty-three properties that were acquired through foreclosure with a total carrying amount of approximately $110,897,000 (including properties held in three corporations and five limited liability companies), net of accumulated depreciation on real estate held for investment of $2,870,000. As of September 30, 2016, properties held for sale total $73,582,000 and properties held for investment total $37,315,000. When we acquire property by foreclosure, we typically earn less income on those properties than could be earned on loans and may not be able to sell the properties in a timely manner.

Real estate properties held for sale as of September 30, 2016 and December 31, 2015 consists of the following properties acquired through foreclosure:

	September 30, 2016	December 31, 2015
Undeveloped, industrial land, San Jose, California	$1,970,448	$1,958,400
Light industrial building, Paso Robles, California – sold in January 2016	—	1,460,935
75 improved, residential lots, Auburn, California (held within Zalanta Resort at the Village, LLC) – transferred from held for investment and two lots sold in 2016	3,781,867	—
Golf course, Auburn, California (held within Lone Star Golf, Inc.) – transferred from held for investment in 2016	1,951,937	—
Medical office condominium complex, Gilbert, Arizona (held within Zalanta Resort at the Village, LLC)	3,738,340	4,716,487
61 condominium units, Lakewood, Washington (held within Phillips Road, LLC) – transferred from held for investment and sold in 2016	—	—
169 condominium units and 160 unit renovated and unoccupied apartment building, Miami, Florida (held within TOTB Miami, LLC) – sold in 2016	—	51,942,602
Unimproved, residential and commercial land, Gypsum, Colorado	2,113,850	4,224,000
Commercial and residential land under development, South Lake Tahoe, California (held within Tahoe Stateline Venture, LLC)	28,908,219	23,094,481
Commercial and residential land under development, South Lake Tahoe, California (held within Zalanta Resort at the Village, LLC)	27,187,361	12,794,261
Residential land under development, South Lake Tahoe, California (held within Zalanta Resort at the Village- Phase II, LLC)	3,173,640	—
Office condominium complex, Oakdale, California (held within East G, LLC) – obtained via foreclosure in 2016 and one unit transferred from held for investment in 2016	756,125	—
	$73,581,787	$100,191,166

Real estate held for investment is comprised of the following properties as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Commercial buildings, Roseville, California – one building sold in February 2016	$515,253	$701,897
Undeveloped, residential land, Marysville, California	403,200	403,200
Undeveloped land, Auburn, California (formerly part of golf course owned by DarkHorse Golf Club, LLC)	103,198	103,198
75 improved, residential lots, Auburn, California (previously held within Baldwin Ranch Subdivision, LLC) – transferred to held for sale in 2016	—	3,878,544
One improved residential lot, West Sacramento, California	58,560	58,560
Undeveloped, residential land, Coolidge, Arizona	1,017,600	1,017,600
Golf course, Auburn, California (held within Lone Star Golf, Inc.) – transferred to held for sale in 2016	—	1,941,245
Office condominium complex (15 units), Roseville, California	3,466,096	3,558,386
61 condominium units, Lakewood, Washington (held within Phillips Road, LLC) – transferred to held for sale in 2016	—	4,219,657
1/7th interest in single family home, Lincoln City, Oregon	93,647	93,647
12 condominium and 3 commercial units, Tacoma, Washington (held within Broadway & Commerce, LLC)	2,323,903	2,360,237
6 improved residential lots, Coeur D'Alene, Idaho	316,800	316,800
Retail Complex, South Lake Tahoe, California (held within Tahoe Stateline Venture, LLC)	16,962,247	23,122,714
Marina and yacht club with 179 boat slips, Isleton, California (held within Brannan Island, LLC)	2,569,576	2,600,360
Unimproved, residential and commercial land, Bethel Island, California (held within Sandmound Marina, LLC)	2,334,773	2,334,773
Marina with 52 boat slips and campground, Bethel Island, California (held within Sandmound Marina, LLC)	1,478,401	1,478,727
Assisted living facility, Bensalem, Pennsylvania	5,672,065	5,402,376
Office condominium unit, Oakdale, California – transferred to held for sale in 2016	—	55,325
	$37,315,319	$53,647,246

Changes in real estate held for sale and investment during the nine months ended September 30, 2016 and 2015 were as follows:

	September 30, 2016	September 30, 2015
Balance, beginning of period	$153,838,412	$163,016,805
Real estate acquired through foreclosure, net of specific loan loss allowance	700,800	—
Investments in real estate properties	20,839,072	17,818,304
Amortization of deferred finance costs capitalized into construction project	69,526	155,510
Sales of real estate properties	(60,442,232)	(19,500,491)
Impairment losses on real estate properties	(3,204,221)	(1,256,434)
Depreciation of properties held for investment	(904,251)	(1,647,181)
Balance, end of period	$110,897,106	$158,586,513

Thirteen of our twenty-three properties do not currently generate revenue. Five of our thirty commercial leases and all of our residential leases are set to expire during the twelve months ending September 30, 2017. We expect that new leases will be signed with existing or new tenants for the majority of these spaces and at rental rates that are at market and are at or above expiring rental amounts.

During the three and nine months ended September 30, 2016, we recorded an impairment loss of approximately $1,094,000 on the medical office condominium complex located in Gilbert, Arizona due to an agreement signed by the Company to sell the property at a price that is less than the book value. In addition, during the nine months ended September 30, 2016, we recorded an impairment loss of approximately $2,110,000 on the unimproved residential and commercial land located in Gypsum, Colorado due to a reduction in the net fair market value estimated by management and a decrease in the listing price of the property.

During the nine months ended September 30, 2015, we recorded an impairment loss of approximately $1,256,000 on the unimproved residential and commercial land located in Gypsum, Colorado due to a reduction in the fair market value estimated by management and a decrease in the listing price of the property.

Sales Activity

During the nine months ended September 30, 2016, we sold six real estate properties with details as follows:

	Net Sales Proceeds	Gain
Light industrial building, Paso Robles, California	$6,023,679	$4,557,979
Commercial building in building complex, Roseville, California	455,132	280,836
169 condominium units and 160 unit renovated and unoccupied apartment building, Miami, Florida (held within TOTB Miami, LLC)*	74,072,951	19,292,364
61 condominium units, Lakewood, Washington (held within Phillips Road, LLC)	4,996,714	813,328
2 improved, residential lots, Auburn, California (held within Zalanta Resort at the Village, LLC)	186,353	89,675
	$85,734,829	$25,034,182
* $32,881,000 of proceeds were used to pay off debt securing the properties and $7,934,000 was distributed to the non-controlling interest.

During the nine months ended September 30, 2015, we sold four real estate properties with details as follows:

	Net Sales Proceeds	Gain
Retail complex, Greeley, Colorado (held within 720 University, LLC)*	$20,318,559	$8,642,156
Industrial building, Sunnyvale, California (held within Wolfe Central, LLC)	8,284,081	4,920,957
Commercial buildings, Sacramento, California	5,153,713	1,262,745
Retail buildings, San Jose, California	1,108,820	52,820
	$34,865,173	$14,878,678
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

Foreclosure Activity

During the nine months ended September 30, 2016, the Company foreclosed on one loan secured by an office property located in Oakdale, California with a principal balance of approximately $1,079,000 and obtained the property via the trustee's sale. In addition, accrued interest and advances made on the loan (for items such as legal fees and delinquent property taxes) in the total amount of approximately $70,000 were capitalized to the basis of the property. A specific loan allowance has been previously established on this loan of approximately $495,000. This amount was then recorded as a charge-off against the allowance for loan losses at the time of foreclosure, after a reduction of the previously established allowance in the amount of approximately $48,000 as a result of an updated appraisal obtained (net charge-off of $448,000). The property, along with a unit in the building purchased by the Company in 2015, was contributed into a new taxable REIT subsidiary, East G, LLC, in June 2016. The property is classified as held for sale as a sale is expected to be completed within a one year period.

We foreclosed on no loans during the three and nine months ended September 30, 2015.

Majority and Wholly-Owned Limited Liability Companies

720 University, LLC

We had an investment in a limited liability company, 720 University, LLC (720 University), which owned a commercial retail property located in Greeley, Colorado. We received 65% of the profits and losses in 720 University after priority return on partner contributions was allocated at the rate of 10% per annum. 720 University was consolidated into the consolidated balance sheets and statements of operations of the Company. 720 University was dissolved in December 2015.
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
The net income to the Company from 720 University was approximately $27,000 and $6,439,000 during the three and nine months ended September 30, 2015, respectively.

TOTB Miami, LLC

During the year ended December 31, 2011, the Company and two co-lenders (which included OFG and PRC Treasures, LLC, or PRC) foreclosed on a participated, first mortgage loan secured by a condominium complex located in Miami, Florida with a principal balance to the Company of approximately $26,257,000 and obtained an undivided interest in the properties via the trustee's sale. The Company and the other lenders formed a Florida limited liability company, TOTB Miami, LLC ("TOTB"), to own and operate the complex. The complex consisted of three buildings, two of which were renovated and being leased, and in which 169 units remain unsold and one which had been contributed to a wholly-owned subsidiary of TOTB, TOTB North, and contained 160 vacant units that were recently renovated.

In March 2012, we made a priority capital contribution to TOTB in the amount of $7,200,000. TOTB then purchased PRC's member interest in TOTB for $7,200,000. Thus, the remaining members in TOTB were the Company and OFG.  On the same date, the Company and OFG executed an amendment to the TOTB operating agreement to set the percentage of capital held by each at 80.74% for the Company and 19.26% for OFG based on the dollar amount of capital invested in TOTB. Income and loss allocations have been made based on these percentages. TOTB is consolidated into the consolidated balance sheets and statements of operations of the Company.

During 2014, TOTB contributed the vacant and unimproved 160 unit apartment building to TOTB North. TOTB North then entered into a construction loan agreement which provided up to $21,304,000 for the purpose of renovating and improving the apartment building. As of September 30, 2016 and December 31, 2015, the balance on the construction loans was approximately $0 and $16,010,000, respectively. The construction project was substantially completed at the beginning of March 2016. The loan was repaid in full with the closing of the sale of the TOTB property in September 2016 (see below).

During 2014, TOTB entered into a new loan agreement whereby it borrowed $13,000,000 secured by the 154 renovated and leased condominium units in the Pointe building. The outstanding balance as of September 30, 2016 and December 31, 2015 was approximately $0 and $12,693,000, respectively. The loan bore interest at the floating daily three month LIBOR rate of interest plus 4.0% per annum, but in no event lower than 4.25%. Principal and interest was payable monthly with principal amortizing over 300 months. The initial maturity date was November 16, 2017 which could be extended for two additional one year periods if all conditions in the loan agreement were met. The loan was repaid in full with the closing of the sale of the TOTB property in September 2016 (see below).

All of the TOTB and TOTB North properties were sold in September 2016 for net sales proceeds of approximately $74,073,000, resulting in gain of approximately $19,292,000 ($15,577,000 to the Company after the gain attributable to the non-controlling interest of approximately $3,716,000).

The non-controlling interest of OFG totaled approximately $33,000 and $4,524,000 as of September 30, 2016 and December 31, 2015, respectively. The total net income to the Company from TOTB was approximately $15,219,000 and $72,000 during the three months ended September 30, 2016 and 2015, respectively, and $15,037,000 and $152,000 during the nine months ended September 30, 2016 and 2015, respectively.

Equity Method Investment in Limited Liability Company

1850 De La Cruz, LLC

During 2008, we entered into an Operating Agreement of 1850 De La Cruz LLC, a California limited liability company ("1850"), with Nanook Ventures LLC ("Nanook"), an unrelated party.  The purpose of the joint venture is to own and operate certain industrial land and buildings located in Santa Clara, California. At the time of closing in July 2008, the two properties were separately contributed to two new limited liability companies, Nanook Ventures One LLC and Nanook Ventures Two LLC that are wholly owned by 1850. The Company and Nanook are the Members of 1850 and NV Manager, LLC is the manager.

The net income to the Company from its investment in 1850 De La Cruz was approximately $46,000 and $45,000 for the three months ended September 30, 2016 and 2015, respectively, and $133,000 and $130,000 for the nine months ended September 30, 2016 and 2015, respectively.

Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash increased from approximately $8,481,000 as of December 31, 2015 to $17,203,000 as of September 30, 2016 ($8,721,000 increase) primarily due to the sales of six properties during the nine months ended September 30, 2016 for net sales proceeds of $85,735,000 ($44,921,000 after  repayment of debt and distribution to non-controlling interest).  A portion of these funds were used to repay Company debt and invest in new loans during the period.

Interest and Other Receivables

Interest and other receivables increased from approximately $1,765,000 as of December 31, 2015 to $2,117,000 as of September 30, 2016 ($352,000 or 20% increase) due primarily to an additional unsecured loan of $250,000 made to our tenant in the assisted care facility located in Bensalem, Pennsylvania. The tenant is in the process of transitioning the facility and business to memory care in order to increase occupancy and income on the property and needed funds to continue to operate during this transition. The remaining increase was due primarily to growth in the loan portfolio during the nine month period.

Other Assets

Other assets increased from approximately $741,000 as of December 31, 2015 to $936,000 as of September 30, 2016 ($195,000 or 26% increase) due primarily to an increase in deferred rent, net lease commissions, prepaid expenses and other assets related to several of our real estate properties.

Deferred Financing Costs

Deferred financing costs accounted for as assets increased from approximately $126,000 as of December 31, 2015 to $180,000 as of September 30, 2016 ($54,000 or 43% increase) due primarily to a new origination fee and other loan costs paid on the amended CB&T Credit Facility during the nine months ended September 30, 2016, net of amortization of such costs.

Deferred Taxes, Net

Deferred taxes, net increased from $0 as of December 31, 2015 to $7,630,000 as of September 30, 2016 due to the transfer of two properties into ZRV and the conversion of ZRV into a TRS during the second quarter of 2016, which now makes the income (loss) from these real estate assets taxable. Due to temporary differences between the book and tax basis of these assets and net operating losses to date, a deferred tax asset and related income tax benefits totaling $7,630,000 were recorded during the nine months ended September 30, 2016.

Dividends Payable

Dividends payable decreased from approximately $2,133,000 as of December 31, 2015 to $820,000 as of
September 30, 2016 ($1,314,000 or 62% decrease) because the dividend declared and accrued as of December 31, 2015 included a regular dividend of $0.08 per share and dividends accrued in the form of a tax payment made on behalf of stockholders of $1,313,657, whereas the dividend declared and accrued as of September 30, 2016 only included a regular dividend of $0.08 per share.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities increased from approximately $3,359,000 as of December 31, 2015 to approximately $4,919,000 as of September 30, 2016 ($1,559,000 or 46% increase) due primarily to increased payables related to the construction activities on the properties owned by ZRV.

Lines of Credit Payable

Lines of credit payable decreased from $20,916,000 as of December 31, 2015 to no balance outstanding as of September 30, 2016 ($20,916,000 or 100% decrease) due primarily to repayments on the lines of credit as a result of net proceeds received on the sales of real estate properties during the quarter ended September 30, 2016.

Notes and Loans Payable on Real Estate

Notes and loans payable decreased from $45,459,000 as of December 31, 2015 to $28,474,000 as of September 30, 2016 ($16,985,000 or 37% decrease) due primarily to the repayment in full of the TOTB Miami and TOTB North loans totaling approximately $32,881,000 as a result of the sale of the related properties during the quarter ended September 30, 2016, net of an increase in debt of approximately $12,365,000 from the new ZRV construction loan obtained during the quarter.

Non-controlling Interests

Non-controlling interests decreased from approximately $4,529,000 as of December 31, 2015 to approximately $33,000 as of September 30, 2016 ($4,496,000 or 99% decrease), due primarily to the sale of the properties owned by TOTB Miami and the distribution of net proceeds to the non-controlling interest during the quarter ended September 30, 2016.

Non-GAAP Financial Measures

Funds from Operations and Adjusted Funds from Operations

We utilize supplemental non-GAAP measures of operating performance, including funds from operations ("FFO"), an industry-wide standard measure of REIT operating performance, and adjusted funds from operations ("AFFO"). We believe FFO and AFFO provide investors with additional information concerning our operating performance and a basis to compare our performance with those of other REITs. We determine FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts ("NAREIT"), as net income attributable to common stockholders (computed in accordance with GAAP), excluding real estate-related depreciation and amortization, impairment losses on depreciable real estate, gains or losses on the sales of depreciable real estate, and after adjustments for unconsolidated ventures.

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

We urge investors to carefully review the GAAP financial information included as part of the Annual Report, as well as in the Company's Quarterly Reports on Form 10-Q and quarterly earnings releases.

The following table reconciles FFO and AFFO to the comparable GAAP financial measures:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Funds from Operations
Net income attributable to common stockholders	$15,732,661	$384,321	$25,585,656	$15,296,817
Adjustments:
Depreciation and amortization of real estate	298,207	519,979	937,884	1,680,625
Depreciation allocated to non-controlling interests	—	(26,566)
Impairment of depreciable real estate	1,094,071	—	1,094,071	(86,401)
Gain on sales of depreciable real estate, net	(20,105,692)	—	(24,944,507)	(13,715,734)
Gains on sale of depreciable real estate allocated to non-controlling interest	3,715,709	—	3,715,709	2,479,268
Adjustments for unconsolidated ventures	(45,804)	(44,605)	(46,113)	(45,483)
FFO attributable to common stockholders	$689,152	$833,129	$6,342,700	$5,609,092
Basic and diluted FFO per common share	$0.07	$0.08	$0.62	$0.52

Adjusted Funds from Operations
FFO attributable to common stockholders	$689,152	$833,129	$6,342,700	$5,609,092
Adjustments:
Non-cash items:
(Recovery of) provision for loan losses	(38,966)	44,316	347,029	472,359
Amortization of deferred financing costs	168,856	96,749	413,612	266,862
Depreciation of other assets	6,898	6,199	20,141	31,511
Impairment of other real estate	—	—	2,110,150	1,256,434
Accretion of discount on loan to interest income	—	—	—	(536,818)
Straight-line rental adjustments	(12,251)	(23,140)	(53,332)	(22,383)
Deferred income tax benefit	(260,848)	—	(7,629,683)	—
Less:
Gain on sales of other real estate, net	(89,675)	—	(89,675)	(1,315,566)
AFFO attributable to common stockholders	$463,166	$957,253	$1,460,942	$5,761,491

Note: FFO for the three and nine months ended September 30, 2016 includes an income tax benefit in the amount of $260,848 and $7,629,683, respectively, which as previously described, is due to our decision to convert ZRV into a taxable REIT subsidiary; a transaction we do not expect will be recurring. FFO for the nine months ended September 30, 2015 includes the one-time collection of past due interest related to one impaired loan that the Company foreclosed on during 2014 of approximately $1,723,000.

Asset Quality

A consequence of lending activities is that loan losses will be experienced and that the amount of such losses will vary from time to time, depending on the risk characteristics of the loan portfolio as affected by economic conditions and the financial experiences of borrowers.  Many of these factors are beyond our control. There is no precise method of predicting specific losses or amounts that ultimately may be charged off on specific loans or on segments of the loan portfolio.

The conclusion that a Company loan may become uncollectible, in whole or in part, is a matter of judgment. Although institutional lenders are subject to regulations that, among other things, require them to perform ongoing analyses of their loan portfolios (including analyses of loan-to-value ratios, reserves, etc.), and to obtain current information regarding their borrowers and the securing properties, we are not subject to these regulations and have not adopted these practices. Rather, management, in connection with the quarterly closing of our accounting records and the preparation of the financial statements, evaluates our loan portfolio. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in our loan portfolio and current economic conditions. Such evaluation, which includes a review of all loans on which the management determines that full collectability may not be reasonably assured, considers among other matters the following:

•	prevailing economic conditions;
•	our historical loss experience;
•	the types and dollar amounts of loans in the portfolio;
•	borrowers' financial condition and adverse situations that may affect the borrowers' ability to pay;
•	evaluation of industry trends;
•	review and evaluation of loans identified as having loss potential; and
•	estimated net realizable value or fair value of the underlying collateral.

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover probable incurred credit losses. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Loan losses deemed to be uncollectible are charged against the allowance for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses. As of September 30, 2016, management believes that the allowance for loan losses of approximately $1,742,000 is adequate in amount to cover probable incurred credit losses. Because of the number of variables involved, the magnitude of possible swings and management's inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by management. As of September 30, 2016, three loans totaling $7,660,000 were impaired. This includes two past maturity loans totaling $7,429,000. After management's evaluation of the loan portfolio, we recorded an increase in the allowance for loan losses of approximately $347,000 during the nine months ended September 30, 2016 (decrease in specific loan loss allowance of $38,000 and increase in general allowance of $385,000).  We also recorded a charge-off of $448,000 due to the foreclosure of one loan during the nine months ended September 30, 2016. Management believes that the specific allowance for loan losses is appropriate given the estimated fair values of the underlying collateral of impaired loans.

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

We require liquidity to:

•	fund future loan investments;
•	to improve and maintain real estate properties;
•	to repay principal and interest on our borrowings;
•	to pay our expenses, including compensation to our Manager;
•	to pay U.S. federal, state, and local taxes of our TRSs;
•	to distribute a minimum of 90% of our REIT taxable income and to make investments in a manner that enables us to maintain our qualification as a REIT; and
•	to make tax payments associated with undistributed capital gains.
We intend to meet these liquidity requirements primarily through the following:

•	the use of our cash and cash equivalent balances of $10,703,000 as of September 30, 2016;
•	cash generated from operating activities, including interest income from our loan portfolio and income generated from our real estate properties;
•	proceeds from the sales of real estate properties;
•	proceeds from our existing and new revolving lines of credit;
•	proceeds from the construction loan obtained for the ZRV construction project; and
•	proceeds from potential future offerings of our equity securities.

The following table summarizes our cash flow activity for the periods presented:

	Nine Months Ended September 30,
	2016	2015
Net cash (used in) provided by operating activities	$(1,578,896)	$5,726,118
Net cash provided by investing activities	61,319,101	9,916,226
Net cash used in financing activities	(50,293,416)	(10,348,203)

During the nine months ended September 30, 2016, our cash and cash equivalents increased approximately $9,447,000 primarily due to proceeds received from the sales of six real estate properties net of repayments of debt and originations of loans during the nine month period.

Operating Activities

Cash flows from operating activities are primarily rental and other income from real estate properties, net of real estate expenses, and interest received from our investments in loans, partially offset by payment of operating expenses. For the nine months ended September 30, 2016, cash flows from operating activities decreased $7,305,000, compared to the nine months ended September 30, 2015. The decrease reflects decreased cash flow from rental properties as a result of the sale of four operating properties during 2015 and two at the beginning of 2016, decreased interest income received on delinquent loans and higher management and service fees, general and administrative expenses and interest expense during 2016 as compared to 2015.

Investing Activities

Net cash provided by investing activities for both periods presented reflect our investing activity. For the nine months ended September 30, 2016, cash flows from investing activities increased $51,403,000 compared to the nine months ended September 30, 2015. Approximately $61,319,000 was provided by investing activities during the nine month period as $128,024,000 was received from the sales of real estate properties, the payoff of loans and transfer from restricted cash, which was partially offset by an aggregate of $66,762,000 that was used for investment in loans and improvements to real estate properties during the period.  For the nine months ended September 30, 2015, cash flows from investing activities increased $35,485,000. Approximately $9,916,000 was provided by investing activities during the nine month period as $66,564,000 was received from the sales of real estate properties and the payoff of loans, which was partially offset by an aggregate of $56,684,000 that was used for investment in loans, improvements to real estate properties and transfer to restricted cash during the period.

Financing Activities

Net cash used in financing activities totaled approximately $50,293,000 for the nine months ended September 30, 2016 and consisted primarily of $38,183,000 of net repayments on our lines of credit and notes payable, $8,127,000 of distributions to non-controlling interests and $3,773,000 of dividends paid to stockholders. Net cash used in financing activities totaled approximately $10,348,000 for the nine months ended September 30, 2015 and consisted primarily of $2,496,000 of net repayments on our lines of credit, $2,484,000 of distributions to non-controlling interests, $5,253,000 of treasury stock purchases and $3,981,000 of dividends paid to stockholders, which was offset by $3,628,000 of advances net of repayments on notes payable.

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

Contractual Obligations and Commitments
There were no material changes outside of the ordinary course of business in the contractual obligations and commitments as reported in our Annual Report on Form 10-K for the year ended December 31, 2015.  All of our debt obligations are described in more detail in Note 7 — "Lines of Credit Payable" and Note 8 – "Notes and Loans Payable on Real Estate."  Refer to Note 14 — "Commitments and Contingencies" and below for a description of our other contractual obligations as of September 30, 2016.

Company Debt

The terms of the Company debt summarized below are described in more detail in Note 7 – "Lines of Credit Payable" and Note 8 – "Notes and Loans Payable on Real Estate".

CB&T Line of Credit

As of September 30, 2016, the total amount available to borrow under the CB&T Credit Facility was $31,120,000 and the balance outstanding was $0 (leaving $31,120,000 available). As of November 4, 2016, the total amount available to borrow under the CB&T Credit Facility is $30,461,000 and the balance outstanding is $7,567,000 (leaving $22,894,000 available).  Interest on borrowings under the CB&T Credit Facility are payable monthly and all amounts outstanding under the facility are to be repaid not later than March 1, 2018 and advances may be made up to that date.

Tahoe Stateline Venture, LLC Loan Payable
The full amount available under the TSV Loan has been borrowed, and the balance of the TSV Loan was approximately $13,731,000 as of September 30, 2016 and $13,667,000 as of November 4, 2016. Principal and interest is payable monthly and the balance of the loan is due on the maturity date, which is January 1, 2021.

Tahoe Stateline Venture, LLC Notes Payable

We had one secured note payable in the aggregate amount of $2,900,000 as of September 30 2016. This note requires semi-annual interest-only payments and is due in December 2016.

Zalanta Construction Loan
The ZRV Loan will provide up to $31,000,000, subject to the terms and conditions of the loan, and the balance of the ZRV Loan was approximately $12,365,000 as of September 30, 2016 and approximately $15,042,000 as of November 4, 2016. Monthly interest only payments are required from an established interest reserve. In addition, on the last day of the calendar quarter in which a Certificate of Occupancy is obtained with respect to completion of the first condominium in the Project, and continuing on the last day of each calendar quarter thereafter during the term of the Loan, $6 million of principal is required to be repaid. The balance of the ZRV Loan is due on August 3, 2018.

Commitments and Contingencies

As of September 30, 2016, we have commitments to advance additional funds to borrowers of construction, rehabilitation and other loans (including interest reserves) in the total amount of approximately $20,362,000.
We have entered into various contracts for design, architectural, engineering, foundation work and construction for the development of the land owned by ZRV. The aggregate amount of these contracts totaled approximately $32,835,000 of which approximately $18,903,000 had been incurred as of September 30, 2016 in addition to other capitalized costs related to the construction project of $3,293,000 (total of $22,196,000). We expect that all costs for this project will be paid from the recently obtained construction loan or cash reserves. It is possible that additional change orders will be submitted and construction costs may be higher than expected.

We have entered into various contracts for design, architectural and engineering for the development of the land owned by ZRV II. The aggregate amount of these contracts totaled approximately $1,044,000 of which approximately $700,000 had been incurred as of September 30, 2016 in addition to other capitalized costs related to the project of $172,000 (total of $872,000). We expect that all costs for this phase of the project will be paid from cash reserves and/or advances from the CB&T Credit Facility. It is possible that additional change orders will be submitted and costs may be higher than expected.

Contingency Reserves

We are required to maintain cash, cash equivalents and marketable securities as contingency reserves in an aggregate amount of at least 1.50% of Capital (as defined in our charter). Although the Manager believes the contingency reserves are adequate, it could become necessary for us to sell or otherwise liquidate certain of our investments or other assets to cover such contingencies on terms which might not be favorable to us. The contingency reserves held in cash and cash equivalents were approximately $4,074,000 and $3,809,000 as of September 30, 2016 and December 31, 2015, respectively.

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

Our operating results are exposed to the risks related to interest rate fluctuations as the results depend to a significant extent on the differences between income from our loans and our borrowing costs. We generally originate fixed rate loan investments and partially finance those investments with floating rate liabilities.  Our investments in fixed rate assets are generally exposed to changes in value due to interest rate fluctuations; however, the short maturity and low debt to investments of our loan portfolio are intended to partially offset that risk. Our average weighted maturity of fixed rate loans as of September 30, 2016 is approximately 12 months though in the past we have extended the maturity date on certain loans which would increase our exposure to interest rate risk.  In addition, our outstanding variable rate debt to loan investments as of September 30, 2016 is 11%. All of our variable rate investment loans and certain of our borrowings are subject to various interest rate floors. As a result, the impact of a change in interest rates may be different on our interest income than it is on our interest expense.  As a result of the floors on our variable rate investment loans (which are a small part of our loan portfolio), and the short term nature of these loans, the impact of a change in prevailing interest rates on our income is unlikely to be material.

The following table projects the potential impact on our interest expense for a 12-month period assuming an instantaneous increase of 100 basis points in 3 Month LIBOR and one percent in the Prime Rate based on balances outstanding as of September 30, 2016:

	September 30, 2016
	Variable Rate Loans tied to 3 Mo. Libor	Variable Rate Loans tied to Prime Rate	Total

Aggregate Principal Balance of Debt	$—	$12,364,914	$12,364,914

Effect of 100 basis point increase in 3 Mo. Libor	$—	$—	$—
Effect of one percent increase in the Prime Rate	—	123,649	123,649
Totals	$—	$123,649	$123,649

In the event of a significant rising interest rate environment and/or economic downturn, default on our loan portfolio could increase and result in losses to us.  Such delinquencies or defaults could also have an adverse effect on the spreads between interest-earning assets and interest-bearing liabilities.

Credit Risks

Our loans and investments are also subject to credit risk. The performance and value of our loans and investments depend upon the borrowers' ability to operate the properties that serve as our collateral so that they produce cash flows adequate to pay interest and principal due to us and the borrowers' ability to refinance the loans or sell the underlying collateral upon maturity. To monitor this risk, our Manager's asset management team reviews our investment portfolios and in certain instances is in regular contact with our borrowers, monitoring performance of the collateral and enforcing our rights as necessary.

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

Item 4. Controls and Procedures

Management of the Company carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the fiscal quarter ended September 30, 2016. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016, which is the end of the period covered by this quarterly report on Form 10-Q,  the Company's disclosure controls and procedures are effective.

There have been no changes in the Company's internal control over financial reporting in the fiscal quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of business, the Company may become involved in various types of legal proceedings including, but not limited to, assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, and judicial foreclosure. These proceedings may seek to enforce the provisions of the deeds of trust, collect the debt owed under the promissory notes, or to protect, or recoup the Company's investment from the real property secured by the deeds of trust.  The Company believes that it is not party to any pending legal or arbitration proceedings that would have a material effect on its financial condition or results of operations or cash flows, although it is possible that the outcome of any such proceedings could have a material impact on net income in any particular period.

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
* 10.1
Construction Loan Agreement and Exhibits, dated as of August 3, 2016, between Zalanta Resort at the Village, LLC, Zalanta Resort at the Village – Phase II, LLC and Western Alliance Bank, together with related Secured Promissory Note, Construction Deed of Trust, Deed of Trust, Security Agreement, Omnibus Assignment of Agreements, Environmental Indemnity, Completion Guaranty and Repayment Guaranty, incorporated by reference to exhibits 10.1 through 10.9 of the current report on Form 8-K filed with the SEC on August 8, 2016

** 31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
** 31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
** 32	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
* 99.1
Land and Entitlement Purchase Agreement, dated as of September 22, 2016, among Tahoe Stateline Ventures, LLC and Jianping Pan, Kawana Holdings, LLC, incorporated by reference to exhibit 99.1 of the current report on Form 8-K filed with the SEC on September 27, 2016

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

OWENS REALTY MORTGAGE, INC.

Dated: November 8, 2016	By:	/s/ Bryan H. Draper
Bryan H. Draper, Chief Executive Officer and President
(Principal Executive Officer)
Dated: November 8, 2016	By:	/s/ Melina A. Platt
Melina A. Platt, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)