Form 10-K
period 2016-12-31
Owens Realty Mortgage, Inc.
filed 2017-03-15
CIK 1556364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
-------------------------------------

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [X]

Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ] No [X]

The aggregate market value of voting and non-voting equity held by non-affiliates of the registrant was approximately $170,518,000 on the last business day of the registrant's most recently completed second fiscal quarter, June 30, 2016, based on the closing sales price of $16.64 on that date for shares of the registrant's common stock as reported by the NYSE MKT. For this computation, the registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the registrant and certain other stockholders; such an exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.

As of March 10, 2017, there were approximately 10,247,000 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

TABLE OF CONTENTS

PART I

PART II

PART III

PART IV

Item 15.	Exhibits, Consolidated Financial Statement Schedules	124

Signatures		126

EXPLANATORY NOTE REGARDING THIS ANNUAL REPORT

As previously announced, as part of a plan to reorganize our business operations so that, among other things, we could elect to qualify as a real estate investment trust (a "REIT") for federal income tax purposes,  effective May 20, 2013, Owens Mortgage Investment Fund, a California Limited Partnership (the "Predecessor" or "OMIF") merged with and into Owens Realty Mortgage, Inc., a Maryland corporation (the "Registrant") with the Registrant as the surviving corporation (the "Merger") and the Registrant commenced conducting all of the business conducted by the Predecessor.  Upon consummation of the Merger, limited partners of the Predecessor received one share of common stock, par value $0.01 per share, of the Registrant (the "Common Stock"), for every 25 limited partner units of the Predecessor  that they owned, and certain units of the Predecessor representing the general partner interest of Owens Financial Group, Inc. were also exchanged for Common Stock as is discussed in further detail in our consolidated financial statements under "Note 1 - Organization" in Item 8 of this Annual Report on Form 10-K ("Annual Report"). The rights of the stockholders of the Registrant are governed by Maryland law and the charter, bylaws and other governing documents of the Registrant.
The shares of Common Stock issued pursuant to the Merger were registered under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to a Registration Statement on Form S-4 (File No. 333-184392), which was declared effective by the Securities and Exchange Commission (the "SEC")  on February 12, 2013. Pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Registrant is deemed to be the successor issuer to the Predecessor and the Registrant's Common Stock was subsequently registered under Section 12(b) of the Exchange Act and is listed on the NYSE MKT, LLC.
References to Owens Realty Mortgage, Inc. and its subsidiaries, "ORM," the "Company," "we", "us", or "our" in this Annual Report (including in the consolidated financial statements and notes thereto in this Annual Report) have the following meanings, unless we specifically state or the context requires otherwise:
• •	For periods prior to May 20, 2013: the Predecessor and its subsidiaries; For periods from and after May 20, 2013: ORM and its subsidiaries.

PART I

Item 1. BUSINESS

We are a specialty finance company that focuses on the origination, investment and management of commercial real estate loans, primarily in the Western U.S. We provide customized, short-term loans to small and middle-market investors and developers that require speed and flexibility. We also hold investments in real estate properties. Our investment objective is to provide investors with attractive current income and long-term shareholder value.  Our Common Stock is traded on the NYSE MKT under the symbol "ORM".

We are externally managed and advised by Owens Financial Group, Inc. ("OFG" or the "Manager"), a specialized commercial real estate management company that has originated, serviced and managed alternative commercial real estate investments since 1951. OFG provides us with all of the services vital to our operations and our executive officers and other staff are all employed by OFG pursuant to the management agreement between the Company and the Manager (the "Management Agreement") and the Company's charter. The Management Agreement requires OFG to manage our business affairs in conformity with the policies and investment guidelines that are approved and monitored by our Board of Directors. Our Board of Directors is composed of a majority of independent directors. The Audit, Nominating and Corporate Governance and Compensation Committees of the Board are composed exclusively of independent directors.

The Company was incorporated in Maryland on August 9, 2012. Effective May 20, 2013, OMIF, a California Limited Partnership formed in 1984 merged with and into the Company, with the Company as the surviving corporation in the Merger, and the Company commenced conducting all of the business conducted by OMIF at the effective time of the Merger.  The Merger was conducted to reorganize our business operations so that, among other things, we could elect to qualify as a real estate investment trust (a "REIT") for federal income tax purposes. As a qualified REIT we are generally not subject to federal income tax on that portion of our REIT taxable income that is distributed to our stockholders, provided that at least 90% of taxable income is distributed and provided that certain other requirements are met. Certain of our assets that produce non-qualifying income are held in taxable REIT subsidiaries. Unlike other subsidiaries of a REIT, the income of a taxable REIT subsidiary is subject to federal and state income taxes.

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

The following table shows the total Company stockholders' equity, loans, real estate properties and net income (loss) attributable to common stockholders as of or for the years ended December 31, 2016, 2015, 2014, 2013 and 2012:

	ORM Stockholders' Equity	Loans	Real Estate Properties	Net Income (Loss) Attributable to Common Stockholders
2016……………………….	$215,527,877	$129,682,311	$113,123,398	$24,409,770
2015……………………….	$194,979,998	$106,743,807	$153,838,412	$23,569,116
2014……………………….	$184,571,858	$68,033,511	$163,016,805	$7,929,629
2013……………………….	$179,874,410	$58,796,293	$135,315,964	$8,732,897
2012……………………….	$179,459,931	$70,262,262	$127,773,349	$(1,679,820)

As of December 31, 2016, we held investments in 55 loans, secured by liens on title and leasehold interests in real property. 53% of the loans are located in Northern California. The remaining 47% are located in Southern California, Arizona, Colorado, Florida, Hawaii, Michigan, Nevada and Texas.

The following table sets forth the types and maturities of loans held by us as of December 31, 2016:

TYPES AND MATURITIES OF LOANS
(As of December 31, 2016)

	Number of Loans	Amount	Percent

Senior loans	51	$126,873,673	97.83%
Junior loans	4	2,808,638	2.17%
	55	$129,682,311	100.00%

Maturing on or before December 31, 2016 (past maturity)	8	$13,341,827	10.29%
Maturing on or between January 1, 2017 and December 31, 2018	42	103,842,135	80.07%
Maturing on or between January 1, 2019 and March 1, 2028	5	12,498,349	9.64%
	55	$129,682,311	100.00%

Commercial	36	$102,442,111	79.00%
Residential	15	19,001,677	14.65%
Land	4	8,238,523	6.35%
	55	$129,682,311	100.00%

We have established an allowance for loan losses of approximately $2,707,000 as of December 31, 2016. The above amounts reflect the gross amounts of our loans without regard to such allowance.

The average loan balance of the loan portfolio is $2,358,000 as of December 31, 2016. Of such investments, 7.6% earn a variable rate of interest and 92.4% earn a fixed rate of interest. All were negotiated according to our investment standards.

We have other assets in addition to loans, comprised principally of the following, as of December 31, 2016:

•	$6,934,000 in cash and cash equivalents and restricted cash required to transact our business and/or in conjunction with contingency and escrow reserve requirements;
•	$113,123,000 in real estate held for sale and investment;
•	$7,249,000 in deferred tax assets;
•	$2,140,000 in investment in limited liability company;
•	$2,164,000 in interest and other receivables;
•	$172,000 in deferred financing costs, net; and
•	$804,000 in other assets.
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
A review normally includes conducting a physical evaluation of the property securing the loan and the area in which the property is located, and obtaining information regarding the property's occupancy. In some circumstances, management may determine that a more extensive review is warranted, and may obtain an updated appraisal, updated financial information on the borrower or other information. As of December 31, 2016, we obtained updated appraisals on certain of the properties securing our trust deed investments and certain of our wholly- and majority- owned real estate properties.

As of December 31, 2016 and 2015, we had two and three loans, respectively, that were impaired totaling approximately $4,884,000 and $8,694,000, respectively. This included matured loans totaling $4,656,000 and $8,452,000 as of December 31, 2016 and 2015, respectively. In addition, seven loans totaling approximately $8,686,000 were past maturity but less than 90 days delinquent in monthly payments as of December 31, 2016 (combined total of impaired and past maturity loans of $13,570,000 and $8,694,000, respectively). Of the impaired and past maturity loans none were in the process of foreclosure and none involved borrowers who were in bankruptcy as of December 31, 2016 and 2015. We foreclosed on one loan during the year ended December 31, 2016 with a principal balance of $1,079,000 and obtained the property via the trustee sale. We foreclosed on no loans during the year ended December 31, 2015.

There were no loans modified as troubled debt restructurings during the years ended December 31, 2016 and 2015.

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

Of the $8,694,000 in loans that were impaired as of December 31, 2015, $7,615,000 remained impaired (balance of $4,884,000 as of December 31, 2016) and one loan with a principal balance of $1,079,000 was foreclosed upon during 2016.

Following is a table representing our delinquency/impairment experience and foreclosures as of and during the years ended December 31, 2016, 2015, 2014, 2013 and 2012:

	2016	2015	2014	2013	2012
Delinquent/Impaired Loans	$4,884,000	$8,694,000	$22,316,000	$31,738,000	$49,252,000
Loans Foreclosed	$1,079,000	$—	$7,671,000	$26,187,000	$2,000,000
Total Loans	$129,682,000	$106,744,000	$68,034,000	$58,796,000	$70,262,000
Percent of Delinquent Loans to Total Loans	3.77%	8.14%	32.80%	53.98%	70.10%

If the delinquency rate increases on loans held by us, our interest income will be reduced by a proportionate amount. If a loan held by us is foreclosed on, we will acquire ownership of real property and the inherent benefits and detriments of such ownership.

Compensation to the Manager

The Manager receives various forms of compensation and reimbursement of expenses from the Company and compensation from borrowers as set forth in the Company's charter and Management Agreement and summarized below.

Compensation and Reimbursement from the Company

Management Fees

Management fees are paid by the Company to the Manager monthly and cannot exceed 2.75% annually of the average unpaid balance of our loans at the end of each of the 12 months in the calendar year. Since this fee is paid monthly, it could exceed 2.75% in one or more months, but the total fee in any one year is limited to a maximum of 2.75%, and any amount paid above this must be repaid by the Manager to the Company. The Manager is entitled to receive a management fee on all loans, including those that are delinquent. The Manager believes this is justified by the added effort associated with such loans. In certain past years, the Manager has chosen not to take the maximum allowable compensation; however, in recent years, the Manager has elected to take the maximum compensation and will likely continue to take the maximum compensation for the foreseeable future.

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

Reimbursement of Other Expenses

The Manager is reimbursed by the Company for the actual cost of goods and materials used for or by the Company and obtained from unaffiliated entities and the actual cost of services of non-management and non-supervisory personnel related to the administration of the Company (subject to certain limitations contained in our Management Agreement).

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

We invest in real estate loans primarily in the Western United States.  The loans we invest in are selected for us by OFG from loans originated by OFG or non-affiliated mortgage brokers. When OFG or a non-affiliated mortgage broker originates a loan for us, the borrower is identified, the loan application is processed and the loan is made available to us. We believe that our loans are attractive to borrowers because of the expediency of OFG's loan approval process, which is approximately ten to twenty days.

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

Investment in Real Estate Loans

Our acquisition and investment policies are to invest at least 86.5% of our capital in real estate loans and activities related thereto.  Due to the declining economy and reductions in real estate values prior to 2013, we experienced increased foreclosures which resulted in our ownership of significantly more real estate than in the past. Therefore, while we initially adhered to our policies of investing at least 86.5% of our capital in real estate loans, economic conditions beyond our control have resulted in less than 86.5% of our capital being accounted for as investments in real estate loans. As of December 31, 2016, approximately 49% of our assets were classified as investments in real estate loans (net of allowance for loan losses).  Additionally, we must maintain a contingency reserve in an aggregate amount of at least 1.5% of our capital pursuant to our charter.

Our loans are predominantly secured by first mortgage or deed of trust liens on the underlying properties purchased or developed with the funds that we make available. We sometimes refer to these real properties as the security properties. We invest primarily in loans on commercial, industrial and multi-family residential income-producing real property. Substantially all loans are arranged by OFG, which is licensed by the State of California as a real estate broker and California Finance Lender. During the course of its business, OFG is continuously evaluating prospective investments. OFG originates loans from mortgage brokers, previous borrowers, and by personal solicitations of new borrowers. We may purchase or participate in existing loans that were originated by other lenders. Such a loan might be obtained by us from a third party at an amount equal to or less than its face value. OFG evaluates all potential loan investments to determine if the security for the loan, loan-to-value ratio and other applicable factors meet our investment criteria and policies.  OFG locates, identifies and arranges virtually all loans we invest in and makes all investment decisions on our behalf.  In evaluating prospective loan investments, OFG considers such factors as the following:

•	the ratio of the amount of the investment to the value of the property by which it is secured;
•	the property's potential for capital appreciation;
•	expected levels of rental and occupancy rates;
•	current and projected cash flow generated by the property;
•	potential for rental rate increases;
•	the marketability of the investment;
•	geographic location of the property;
•	the condition and use of the property;
•	the property's income-producing capacity;
•	the quality, experience and creditworthiness of the borrower;
•	general economic conditions in the area where the property is located; and
•	any other factors that OFG believes are relevant.

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

Construction and Rehabilitation Loans

Construction and rehabilitation loans are loans made for both original development and renovation of property. Construction and rehabilitation loans invested in by us are generally secured by first deeds of trust on real property for terms of six months to two years. In addition, if the secured property is being developed, the amount of such loans generally will not exceed 75% of the post-development appraised value. We will not usually disburse funds on a construction or rehabilitation loan until work in the previous phase of the project has been completed, and an independent inspector has verified completion of work to be paid for. In addition, we require the submission of signed labor and material lien releases by the contractor in connection with each completed phase of the project prior to making any periodic disbursements of loan proceeds. As of December 31, 2016, our loan portfolio contains twenty-two construction/rehabilitation loans with aggregate outstanding principal balances totaling $46,330,000.

Leasehold Interest Loans

Loans on leasehold interests are secured by an assignment of the borrower's leasehold interest in the particular real property. Such loans are generally for terms of from six months to 15 years. Leasehold interest loans generally do not exceed 75% of the value of the leasehold interest at origination. The leasehold interest loans are either amortized over a period that is shorter than the lease term or have a maturity date prior to the date the lease terminates. These loans permit OFG to cure any default under the lease. As of December 31, 2016, our loan portfolio does not contain any leasehold interest loans.

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

Balloon Payment

As of December 31, 2016, 99.8% of our loans provide for a "balloon payment" on the principal amount due upon maturity of the loan (including both interest only and amortizing loans with a balloon payment). As of December 31, 2016, one loan (0.2% of total loans) was a fully amortizing loan with a principal balance of approximately $228,000 and a remaining term of 134 months. There are no specific criteria used in evaluating the credit quality of borrowers for loans requiring balloon payments. Furthermore, a substantial period of time may elapse between the review of the financial statements of the borrower and the date when the balloon payment is due. As a result, there is no assurance that a borrower will have sufficient resources to make a balloon payment when due. To the extent that a borrower has an obligation to pay the  loan principal in a large lump sum payment, its ability to repay the loan may be dependent upon its ability to sell the property, obtain suitable refinancing or otherwise raise a substantial amount of cash. As a result, these loans can involve a higher risk of default than amortizing loans (where principal is paid at the same time as the interest payments).

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

Fixed Rate Loans

Approximately 92.4% ($119,876,000) and 87.0% ($92,816,000) of our loans as of December 31, 2016 and 2015, respectively, bear interest at a fixed rate. The weighted average interest rate of such loans as of December 31, 2016 and 2015 was approximately 7.9% and 8.1%, respectively.

Variable Rate Loans

Approximately 7.6% ($9,806,000) and 13.0% ($13,928,000) of our loans as of December 31, 2016 and 2015, respectively, bear interest at a variable rate or include terms whereby the interest rate is increased at a later date. Currently, variable rate loans use the three-month LIBOR rate (1.00% and 0.61% at December 31,  2016 and 2015, respectively) and the six-month LIBOR rate (1.32% and 0.85% at December 31, 2016 and 2015, respectively). OFG may negotiate spreads over these indices of 6.5% to 9.0%, although there is no assurance that spreads will not be lower or higher depending upon market conditions at the time the loan is made.

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
Competition

Our major competitors in providing specialty finance loans are other mortgage REIT's, specialty finance companies, banks, savings and loan associations, thrifts, conduit lenders, institutional investors, and other entities.  No particular competitor dominates the market. Many of the companies against which we compete have substantially greater financial, technical and other resources than us. In addition, there are numerous mortgage REIT's with investment objectives similar to ours, and others may be organized in the future. Competition in the our market niche depends upon a number of factors, including price and interest rates of the loan, speed of loan processing, cost of capital, reliability, quality of service and support services. We are competitive in large part because OFG generates substantially all loans and is able to provide expedited loan approval, processing and funding. OFG has been in the business of making or investing in loans since 1951.

Regulation of the Manager

We are managed by OFG. OFG, in its capacity as our Manager, is subject to the oversight of our Board of Directors pursuant to the terms and conditions of the Management Agreement and our charter. OFG's operations as a mortgage broker are subject to extensive regulation by federal, state and local laws and governmental authorities. OFG conducts its real estate mortgage business under a license issued by the State of California. Under applicable California law, the division has broad discretionary authority over OFG's activities.

Employees

The Company does not have employees, other than six full-time and one part-time employee that work directly for its wholly-owned subsidiaries, Brannan Island, LLC and Sandmound Marina, LLC. OFG provides all of the employees (including our officers) necessary for our operations pursuant to the Management Agreement. As of December 31, 2016, OFG had eleven full-time and six part-time employees. All employees are at-will employees and none are covered by collective bargaining agreements.

Distribution of Company Information

Our Internet address is www.owensmortgage.com.  We use our web site as a routine channel for distribution of important information, including news releases, SEC filings, and certain other financial information. We post filings on our web site as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC, including our annual and quarterly reports on Forms 10-K and 10-Q and current reports on Form 8-K; our proxy statements; and any amendments to those reports or statements. All such postings and filings are available on our web site free of charge. The SEC's web site, www.sec.gov, contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We also make available our code of business conduct and ethics, corporate governance guidelines, committee charters, certain Company presentations and fact sheets, and press releases. The content on any web site referred to in this Annual Report is not incorporated by reference in this Annual Report unless expressly noted.

Our Investor Relations Department can be contacted at 2221 Olympic Blvd., Walnut Creek, CA 94595, Attn: Investor Relations, or by email at investors@owensmortgage.com.

Item 1A. RISK FACTORS

You should consider carefully the risks described below, together with the other information contained in this Annual Report, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and related notes. If any of the identified risks actually occurs, or is adversely resolved, our consolidated financial statements could be materially adversely impacted in a particular fiscal quarter or year and our business, financial condition and results of operations may suffer materially. As a result, the trading price of our Common Stock and your investment in the Company may suffer.

The risks described below are not the only risks we face. Additional risks and uncertainties, including those not currently known to us or that we currently deem to be immaterial also could materially adversely affect our business, financial condition and results of operations.

Risks Related to Relationship with Our Manager

We will rely on our Manager, Owens Financial Group, Inc., to manage our day-to-day operations and select our loans for investment.

Our ability to achieve our investment objectives and to make distributions to you depends upon OFG's performance in obtaining, processing, making and brokering loans for us to invest in and determining the financing arrangements for borrowers. You will have no opportunity to evaluate the financial information or creditworthiness of borrowers, the terms of loans, the real property that is our collateral or other economic or financial data concerning our loans.  We are obligated to pay OFG an annual management fee up to 2.75% of the average unpaid balance of our outstanding loans at the end of each month.  OFG has no fiduciary obligations to us or our stockholders, is not required to devote its employees full time to our business and may devote time to business interests competitive with our business.

We depend on key personnel of our Manager with long standing business relationships, the loss of whom could threaten our ability to operate our business successfully.

Our future success depends, to a significant extent, upon the continued services of OFG as our manager and OFG's officers and employees. The loss of services of one or more members of OFG's management team could harm our business and prospects, including the services of William C. Owens (Chairman of ORM and Chief Executive Officer of OFG), Bryan H. Draper (Chief Executive Officer of ORM and Chief Financial Officer of OFG), William E. Dutra (Executive Vice President of OFG), Melina A. Platt (Chief Financial Officer of ORM and Controller of OFG), Daniel J. Worley (Senior Vice President of ORM) and Brian M. Haines (Senior Vice President of OFG), each of whom would likely be difficult to replace because of their extensive experience in the field, extensive market contacts and familiarity with our business. None of these individuals is subject to an employment, non-competition or confidentiality agreement with us or OFG, and we do not maintain "key man" life insurance policies on any of them. Our future success also depends in large part upon OFG's ability to hire and retain additional highly skilled managerial and operational personnel. OFG may require additional operations people who are experienced in obtaining, processing, making and brokering loans and who also have contacts in the relevant markets. If OFG were unable to attract and retain key personnel, the ability of OFG to make prudent investment decisions on our behalf may be impaired.

Our Manager's liability is limited under the Management Agreement, and we have agreed to indemnify our Manager against certain liabilities. As a result, we could experience poor performance or losses for which our Manager would not be liable.

     Pursuant to the Management Agreement, OFG does not assume any responsibility other than to render the services called for thereunder and is not responsible for any action of our Board of Directors in following or declining to follow its advice or recommendations. Under the terms of the Management Agreement, none of OFG, its officers, stockholders, directors, employees or advisors, among others, will be liable to us or any subsidiary of ours, to our Board of Directors, or to our or any subsidiary's stockholders, members or partners for any acts or omissions made pursuant to the Management Agreement, except for acts or omissions constituting bad faith, willful misconduct, gross negligence or reckless disregard of OFG's duties under the Management Agreement, as determined by a final court order. In addition, we have agreed to indemnify, to the fullest extent permitted by law, OFG, its officers, stockholders, directors, employees and advisors, among others, from all losses (including attorneys' fees) arising from any acts or omissions of such person made in good faith in the performance of OFG's duties under the Management Agreement and not constituting bad faith, willful misconduct, gross negligence or reckless disregard of such duties.

Our Manager serves pursuant to a long-term Management Agreement that may be difficult to terminate and may not reflect arm's-length negotiations.

We entered into a long-term Management Agreement with OFG.  The Management Agreement was negotiated by related parties and may not reflect terms as favorable as those subject to arm's-length bargaining. The Management Agreement will continue in force for the duration of the existence of Owens Realty Mortgage, Inc., unless terminated earlier pursuant to the terms of the Management Agreement. The Management Agreement may be terminated prior to the termination of our existence: (a) upon the affirmative vote of the holders of a majority of the outstanding shares of Common Stock; (b) by OFG pursuant to certain procedures set forth in the Management Agreement relating to changes in compensation; (c) automatically in the event of an assignment of the Management Agreement by OFG (with certain exceptions), unless consented to by the Company with the approval of our Board of Directors and holders of a majority of the outstanding shares of Common Stock entitled to vote on the matter; (d) by us upon certain conditions set forth in the Management Agreement, including a breach thereof by OFG; or (e) by OFG upon certain conditions set forth in the Management Agreement, including a breach thereof by the Company. Consequently, it may be difficult to terminate our Management Agreement and replace OFG in the event that its performance does not meet our expectations or for other reasons, unless the conditions for termination of the Management Agreement are satisfied.

Our Manager will face conflicts of interest arising from our fee structure.

OFG will receive fees from borrowers that would otherwise increase our returns. Because OFG receives all of these fees, our interests will diverge from those of OFG and William C. Owens when OFG decides whether we should charge the borrower higher interest rates or OFG should receive higher fees from borrowers.

OFG earned a total of approximately $3,585,000, $2,238,000 and $1,884,000 for the fiscal years ended December 31, 2016, 2015 and 2014, respectively, from ORM for managing the Company. In addition, OFG earned a total of approximately $2,588,000, $1,993,000 and $1,245,000 in fees from borrowers for the fiscal years ended December 31, 2016, 2015 and 2014, respectively. The total amount earned by OFG that is paid by borrowers represents fees on loans originated or extended for the Company (including loans fees, late payment charges and miscellaneous fees).

Our Manager will face conflicts of interest concerning the allocation of its personnel's time.

Our Manager and William C. Owens, who owns 62.5% of the outstanding shares of stock of OFG as of December 31, 2016, although unlikely, may also sponsor other real estate programs having investment objectives and policies similar to ours. As a result, OFG and William C. Owens (as well as Bryan H. Draper, William E. Dutra and other members of management that have a significant ownership interest in OFG) may have conflicts of interest in allocating their time and resources between our business and other activities. During times of intense activity in other programs and ventures, OFG and its key people may devote less time and resources to our business than they ordinarily would. Our Management Agreement with OFG does not specify a minimum amount of time and attention that OFG and its key people are required to devote to the Company. Thus, OFG may not spend sufficient time managing our operations, which could result in our not meeting our investment objectives. Currently, OFG does not sponsor other real estate programs or any other programs that have an objective and policies similar to those of the Company.

Under the Management Agreement, termination of our Manager for cause requires that we provide 30 days' prior written notice to our Manager.

Termination of the Management Agreement with our Manager for cause, including in the event that OFG engages in fraud or embezzlement, misappropriates funds or intentionally breaches the Management Agreement, requires us to provide 30 days' prior written notice to OFG.  Accordingly, if OFG engages in any of the foregoing activities (or any other activities resulting in a for cause termination), our inability to terminate the Management Agreement for at least 30 days may result in inefficiencies and uncertainties that could ultimately have a material adverse effect on our business, financial condition and results of operations.

Our management has limited experience operating a REIT, and we cannot assure you that our management's past experience will be sufficient to successfully manage our business as a REIT. If we fail to comply with REIT requirements, we would incur U.S. federal income taxes at the corporate level, which would reduce our distributions to you.

We have a short operating history as a REIT, and our management has limited experience in complying with the income, asset and other limitations imposed by the REIT provisions of the Internal Revenue Code of 1986, as amended (the "Code"). These provisions are complex, and the failure to comply with these provisions in a timely manner could prevent us from qualifying as a REIT or could force us to pay unexpected taxes and penalties. In such event, our net income would be reduced and we would have less funds available for distribution to you.

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

Our Manager's lack of experience with certain real estate markets could impact its ability to make prudent investments on our behalf.

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

If we internalize our management functions, we may be unable to obtain key personnel, and the consideration we pay for any such internalization could be substantial, either of which could have a material and adverse effect on our business, financial condition and results of operations.

We may engage in an internalization transaction and, become self-managed and if this were to occur, certain key employees of the Manager may not become our employees but may instead remain employees of our Manager or its affiliates. An inability to manage an internalization transaction effectively could thus result in our incurring excess costs and suffering deficiencies in our disclosure controls and procedures or our internal control over financial reporting. Such deficiencies could cause us to incur additional costs, and our management's attention could be diverted from most effectively managing our investments. Any such loss of key personnel could adversely impact our ability to execute certain aspects of our business plan. Furthermore, in the case of any internalization transaction, we expect that we would be required to pay consideration to compensate our Manager for the internalization in an amount that we would negotiate with our Manager in good faith and which would require approval of at least a majority of our independent directors and stockholders.

Risks Related to Our Business

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

Our reserves for loan losses may prove inadequate, which could have a material adverse effect on our financial results.

We maintain an allowance for loan loss reserve to protect against probable, incurred losses and conduct a review of the appropriateness of the allowance for loan losses on a quarterly basis. This allowance is our Manager's estimate of probable credit losses inherent in the Company's loan portfolio that have been incurred as of the balance sheet date for the relevant quarter.  The allowance is established through a provision for loan losses which is charged to expense.    The overall allowance consists of two primary components: specific reserves related to impaired loans that are individually evaluated for impairment and general reserves for inherent losses related to loans that are not considered impaired and are collectively evaluated for impairment.

Our allowance for loan loss reserve reflects the Manager's then-current estimation of the probability and severity of losses within our portfolio, based on this quarterly review. Our determination of loan loss reserves relies on significant estimates regarding the fair value of loan collateral and other factors. The estimation of these fair values is a complex and subjective process. As such, there can be no assurance that the Manager's judgment will prove to be correct and that reserves will be adequate over time to protect against future losses. Such losses could be caused by factors including, but not limited to, unanticipated adverse changes in the economy or events adversely affecting specific assets, borrowers, industries in which our borrowers operate or markets in which our borrowers or their properties are located. If our allowance for loan loss reserves proves inadequate we will suffer additional losses which may have a material adverse effect on our financial performance, results of operations and amount of dividends paid. For additional information relating to the determination of our allowance for loan losses see the discussions under Item 7 – "Critical Accounting Policies – Allowance for Loan Losses, Impaired Loans and Non-accrual Status, - "Financial Condition – Allowance For Loan Losses" and  "Asset Quality" in this Annual Report.

Our results are subject to fluctuations in interest rates and other economic conditions and a significant increase in interest rates could harm our business.

      As of December 31, 2016, most of our loans do not have a prepayment penalty or exit fee. Based on our Manager's historical experience, we expect that at least 90% of our loans will continue to not have a prepayment penalty. Should interest rates decrease, our borrowers may prepay their outstanding loans with us in order to receive a more favorable rate. This may reduce the amount of income we have available to distribute to you.

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

•	The borrower's right of redemption during foreclosure proceedings can deter the sale of our collateral and can for practical purposes require us to manage the property;

•	Unforeseen environmental hazards may subject us to unexpected liability and procedural delays in exercising our rights;

•	The rights of senior or junior secured parties in the same property can create procedural hurdles for us when we foreclose on collateral;

•	We may not be able to pursue deficiency judgments after we foreclose on collateral; and
•	State and federal bankruptcy laws can prevent us from pursuing any actions, regardless of the progress in any of these suits or proceedings.

Loan defaults, delinquencies and foreclosures will decrease our revenues and net income and your distributions.

We are in the business of investing in real estate loans, and, as such, we are subject to risk of defaults by borrowers. Our performance will be directly impacted by any defaults on the loans in our portfolio. As a specialty finance lender willing to invest in loans to borrowers who may not meet the credit standards of conventional lenders, the rate of default on our loans could be higher than those generally experienced in the real estate lending industry. Any sustained period of increased defaults could adversely affect our business, financial condition, liquidity and the results of our operations, and ultimately your distributions. We seek to mitigate the risk by estimating the value of the underlying collateral and insisting on low loan-to-value ratios. However, we cannot assure you that these efforts will fully protect us against losses on defaulted loans. Any subsequent decline in real estate values on defaulted loans could result in less security than anticipated at the time the loan was originally made, which may result in our not recovering the full amount of the loan. Any failure of a borrower to repay loans or interest on loans will reduce our revenues and your distributions and the value of your interest in the Company. In most instances, we obtain a new appraisal at the date of loan origination. In limited instances, we will accept an appraisal that is dated within twelve months of the date of loan origination, which may not reflect a decrease in the value of the real estate due to events subsequent to the date of the appraisals.

As of December 31, 2016, our portfolio had approximately $4,884,000 in delinquent and/or impaired loans (compared to $8,694,000 as of December 31, 2015). We also had approximately $78,202,000 of non-income producing real estate held for sale or investment for a total of $83,086,000 in non-performing assets, which represented approximately 32% of our total capital as of December 31, 2016.

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
Our underwriting standards and procedures may be more lenient than those of conventional lenders in that we will invest in loans secured by property that may not meet the underwriting standards of conventional real estate lenders or make loans to borrowers who may not meet the credit standards of conventional lenders.  This may lead to more non-performing assets in our loan portfolio and create additional risks to your return. We approve real estate loans more quickly than other lenders. We rely on third-party reports and information such as appraisals and environmental reports to assist in underwriting loans. We may accept documentation that was not specifically prepared for us or commissioned by us. In addition, in limited instances we may accept an appraisal that is dated within twelve months of the date of loan origination. This creates a greater risk of the information contained therein being out of date or incorrect. Generally, we will spend less time than conventional lenders assessing the character and credit history of our borrowers and the property that secures our loans. Due to the accelerated nature of our loan approval process, there is a risk that the credit inquiry we perform will not reveal all material facts pertaining to the borrower and the security. There may be a greater risk of default by our borrowers, which may impair our ability to make timely distributions to you and which may reduce the amount we have available to distribute to you.

We typically make "balloon payment" loans, which are riskier than loans with payments of principal over an extended period of time.

The loans we invest in or purchase generally require the borrower to make a "balloon payment" on the principal amount upon maturity of the loan. A balloon payment is a large principal balance that is payable after a period of time during which the borrower has repaid none or only a small portion of the principal balance. As of December 31, 2016, 99.8% of our loans required balloon payments at the end of their terms. Loans with balloon payments are riskier than loans with even payments of principal over an extended time period like 15 or 30 years because the borrower's repayment depends on its ability to sell the property profitably, obtain suitable refinancing or otherwise raise a substantial amount of cash when the loan comes due. There are no specific criteria used in evaluating the credit quality of borrowers for loans requiring balloon payments. Furthermore, a substantial period of time may elapse between the review of the financial statements of the borrower and the date when the balloon payment is due. As a result, there is no assurance that a borrower will have sufficient resources to make a balloon payment when due.

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

Completed, written appraisals are not always obtained on our loans prior to original funding, due to the quick underwriting and funding required on the majority of our loans. Although the loan officers often discuss value with the appraisers and perform other due diligence and calculations to determine property value prior to funding, there is a risk that we may make a loan on a property where the appraised value is less than estimated, which could increase the loan's loan-to-value, or LTV, ratio and subject us to additional risk.

We may make a loan secured by a property on which the borrower previously commissioned an appraisal. Although we generally require such appraisal to have been made within one year of funding the loan, there is a risk that the appraised value is less than the actual value, increasing the loan's LTV ratio and subjecting us to additional risk.

Investments in construction and rehabilitation loans may be riskier than loans secured by operating properties.

As of December 31, 2016, our loan portfolio contains twenty-two construction or rehabilitation loans with principal balances aggregating $46,330,000 (including four fully funded loans in the amount of $5,620,000), and we have commitments to fund an additional $31,490,000 on such loans in the future (including interest reserves on these and other loans). We may make additional construction and rehabilitation loan commitments in the future. Construction and rehabilitation loans may be riskier than loans secured by properties with an operating history, because:

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

Although our loan portfolio does not contain any loans secured by leasehold interests as of December 31, 2016, we have made such loans in the past, and we may resume leasehold-secured lending in the future. Loans secured by leasehold interests are riskier than loans secured by real property because the loan is subordinate to the lease between the property owner (lessor) and the borrower, and our rights in the event the borrower defaults are limited to stepping into the position of the borrower under the lease, subject to its requirements of rents and other obligations and period of the lease.

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

As of December 31, 2016, our loan portfolio contained 2.2% in second mortgage and deed of trust loans and 0% in third mortgage and deed of trust loans. As of December 31, 2016, we were not invested in any wraparound mortgage or deed of trust loans.

Larger loans result in less diversity and may increase risk.

As of December 31, 2016, we were invested in a total of 55 loans, with an aggregate book value of approximately $129,682,000. The average book value of those loans was approximately $2,358,000, and the median book value was $1,480,000. Twelve of such loans had a book value each of 3% or more of the aggregate book value of all loans, and the largest loan relationship had a total book value of 6.5% of all loans.

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

We intend to own real property only if we foreclose on a defaulted loan and purchase the property at the foreclosure sale. Acquiring a property at a foreclosure sale may involve significant costs. If we foreclose on a security property, we expect to obtain the services of a real estate broker and pay the broker's commission in connection with the sale of the property. We may incur substantial legal fees and court costs in acquiring a property through contested foreclosure and/or bankruptcy proceedings. In addition, significant expenditures, including property taxes, maintenance costs, renovation expenses, mortgage payments, insurance costs and related charges, must be made on any property we own, regardless of whether the property is producing any income.

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

Foreclosures subject us to additional risks associated with owning real estate.

We have obtained title to a number of real estate assets that previously served as collateral on defaulted loans. These assets expose us to additional risks, including, without limitation:

•	earning less income and reduced cash flows on foreclosed properties than could be earned and received on loans;

•
incurring costs to carry, and in some cases make repairs or improvements to these assets, which requires additional liquidity and results in additional expenses that could exceed our original estimates and impact our operating results;

•	not being able to realize sufficient amounts from sales of the properties to avoid losses;

•	not being able to sell properties, which are not liquid assets, in a timely manner when we need to increase liquidity through asset sales;

•
properties being acquired with one or more co-owners (called tenants-in-common) where development or sale requires written agreement or consent by all; without timely agreement or consent, we could suffer a loss from being unable to develop or sell the property;

•	maintaining occupancy of the properties;

•	controlling operating expenses;

•	coping with general and local market conditions;

•	complying with changes in laws and regulations pertaining to taxes, use, zoning and environmental protection;

•	possible liability for injury to persons and property;

•	possible uninsured losses related to environmental events such as earthquakes, floods and/or mudslides; and

•	possible liability for environmental remediation.

During the years ended December 31, 2016 and 2015, we recorded impairment losses on three and one of our real estate properties held for sale and investment in the aggregate amount of approximately $3,228,000 and $1,589,000, respectively.

Development on properties we acquire creates risks associated with developing real estate that we do not have as a lender.

Some of the properties that we acquire, primarily through foreclosure proceedings, may face competition from newer, more updated properties. In order to remain competitive and increase occupancy at these properties and/or make them attractive to potential purchasers, we may develop, make significant capital improvements and/or incur costs associated with correcting deferred maintenance with respect to these properties. This could be done singly or in combination with other persons or entities through a joint venture, limited liability company or partnership, with OFG and/or unrelated third parties. The cost of these improvements and deferred maintenance items may impair our financial performance and liquidity and create the following additional risks:

•	Reliance upon the skill and financial stability of third party developers and contractors;

•	Inability to obtain governmental permits;

•	Delays in construction of improvements;
•	Increased costs during development and the need to obtain additional financing to pay for the development and reduced liquidity and capital available for us to invest in new loans; and
•	Economic and other factors affecting the timing or price of sale or the leasing of developed property, including competition with entities seeking to dispose of similar properties.

We may be required to make significant capital expenditures to improve our foreclosed properties in order to retain and attract tenants, causing a decline in operating revenue and reducing cash available for investment in loans, debt service and distributions to you.

If adverse economic conditions continue in the real estate market, we expect that, upon expiration of leases at our properties, we will be required to make rent or other concessions to tenants, and/or accommodate requests for renovations, build-to-suit remodeling and other improvements. As a result, we may have to make significant capital or other expenditures in order to retain tenants whose leases expire and to attract new tenants. Additionally, we may need to raise capital to make such expenditures. If we are unable to do so or capital is otherwise unavailable, we may be unable to make the required expenditures. This could result in non-renewals by tenants upon expiration of their leases, which would result in declines in revenue from operations and reduce cash available for loan investments, debt service and distributions to you.

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

Northern California real estate secured approximately 53% of the total loans held by us as of December 31, 2016. Northern California consists of Monterey, Kings, Fresno, Tulare and Inyo counties and all counties north of those. In addition, 22%, 8%, 5%, 4%, 3%, 3%, 1% and 1% of total loans were secured by Southern California, Michigan, Texas, Arizona, Nevada, Ohio, Colorado and Hawaii real estate, respectively. These concentrations may increase the risk of delinquencies on our loans when the real estate or economic conditions of one or more of those areas are weaker than elsewhere, for reasons such as:

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

Our competitors consist primarily of other mortgage REIT's, conventional real estate lenders and real estate loan investors, including commercial banks, insurance companies, mortgage brokers, pension funds and other institutional lenders. Many of the companies against which we and OFG compete have substantially greater financial, technical and other resources than us or OFG. If our competitors decrease interest rates on their loans or make funds more easily accessible, we may be required to reduce our interest rates, which would reduce our revenues and the distributions you receive.

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

Our loans require that borrowers carry adequate hazard insurance for our benefit. Some events, however, are uninsurable, or insurance coverage for them is economically not practicable. Losses from earthquakes, floods or mudslides, for example, which occur in California, may be uninsured and cause losses to us on entire loans. Since December 31, 2016, no such loan loss has occurred.

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

Cybersecurity threats or other security breaches could compromise sensitive information belonging to us or our employees, borrowers, lessees, clients and other counterparties and could harm our business and our reputation.

We and our Manager store sensitive data, including our proprietary business information and that of our borrowers, lessees, clients and other counterparties, and confidential information regarding employees, on our networks. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions that could result in unauthorized disclosure or loss of sensitive information. Because the techniques used to obtain unauthorized access to networks, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Furthermore, in the operation of our business we also use third-party vendors that store certain sensitive data and these third parties are subject to their own cybersecurity threats. Any security breach of our own or a third-party vendor's systems could cause us to be non-compliant with applicable laws or regulations, subject us to legal claims or proceedings, disrupt our operations, damage our reputation, and cause a loss of confidence in our products and services, any of which could adversely affect our business.

Risks Related to Our Financing

We have entered into Credit Facilities and other borrowing arrangements. Additional borrowings by us will increase your risk and may reduce the amount we have available to distribute to you.

We have entered into three credit agreements with three different lenders, which agreements provide us with one line of credit, one construction loan and one term loan (the "Credit Facilities").

We may borrow funds under the Credit Facilities or from additional sources, if available, to expand our capacity to invest in real estate loans, make improvements to our real estate assets, or for other business purposes. Such borrowings will require us to carefully manage our cost of funds. No assurance can be given that we will be successful in this effort to manage our cost of funds or to obtain additional borrowings if needed. Should we be unable to repay the indebtedness and make the interest payments on the Credit Facilities or any other loans, the lenders will likely declare us in default and require that we repay all amounts owing under the applicable loan facility. Even if we are repaying the indebtedness in a timely manner, interest payments owing on the borrowed funds may reduce our income and the distributions you receive.

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

We may not be able to access the debt or equity capital markets, or sell our real estate assets, on favorable terms, or at all, which would limit our liquidity and adversely affect our operating results.

We require substantial capital and sufficient liquidity to fund and grow our business.  Without capital and liquidity we would be unable to fund new loans, and could be unable to meet our scheduled debt payments and our funding commitments to borrowers. We have relied on proceeds from secured borrowings, repayments from our loan assets and proceeds from asset sales to fund our operations, meet our debt maturities and make new loans, and we expect to continue to rely primarily on these sources of liquidity for the foreseeable future.

While we had access to various sources of capital in 2016, our ability to access capital in 2017 and beyond will be subject to a number of factors, many of which are outside of our control, such as conditions prevailing in the credit and real estate markets. There can be no assurance that we will have access to liquidity when needed or on terms that are acceptable to us. We may also encounter difficulty in selling assets or executing capital raising strategies on acceptable terms in a timely manner. Our inability to obtain adequate capital could have a material adverse effect on our business, financial condition, liquidity, and operating results, which might result in our inability to meet current loan funding commitments or customer demand for our loans, both of which could adversely affect our results of operations and financial condition.

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

We may further leverage our portfolio through the use of securitizations, issuance of debt securities, additional bank credit facilities, repurchase agreements, and other borrowings. The leverage we may deploy will vary depending on our availability of funds, ability to obtain credit facilities, the loan-to-value and debt service coverage ratios of our assets, the yield on our assets and our financial performance. Substantially all of our assets are pledged as collateral for our borrowings. Our return on our investments and cash available for distribution to our stockholders may be reduced to the extent that changes in market conditions cause the cost of our financing to increase relative to the income that we can derive from our real estate assets.

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

Our Credit Facilities and certain other borrowings bear interest at variable rates, and we may incur additional debt in the future. Increases in market interest rates would increase our interest expense under these debt obligations and would increase the costs of refinancing existing indebtedness or obtaining new debt. Additionally, increases in market interest rates may result in a decrease in the liquidity and value of our loans, most of which are made at a fixed rate, and our real estate holdings, and could make it more difficult for borrowers of our mortgage loans to refinance the loans with third party lenders or otherwise repay our loans.  Accordingly, these increases could adversely affect our financial position and our ability to make distributions to our stockholders and the market price of our Common Stock.

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

Our future return on investment may depend, in part, upon our ability to grow our portfolio of invested assets through the use of leverage at a cost of debt that is lower than the yield earned on our investments. We may obtain leverage through credit agreements, issuance of debt securities and other borrowings. Our future ability to obtain the necessary leverage on beneficial terms ultimately depends upon, among other things, global and regional market conditions and the quality of the portfolio assets that collateralize our indebtedness. Our failure to obtain and/or maintain leverage at desired levels, or to obtain leverage on attractive terms, would have a material adverse effect on our performance. Moreover, we may be dependent upon a few lenders to provide financing under credit agreements for our origination of loans, and there can be no assurance that these agreements will be renewed or extended at expiration.

Prolonged disruptions in the financial markets could affect our ability to obtain financing on reasonable terms and have other adverse effects on us and the market price of our Common Stock.

Commercial real estate is particularly adversely affected by a prolonged economic downturn and liquidity crisis. These circumstances may materially impact liquidity in the financial markets and result in the scarcity of certain types of financing and make certain financing terms less attractive. Our profitability will be adversely affected if we are unable to obtain cost-effective financing for our investments. A prolonged downturn in the stock or credit markets may cause us to seek alternative sources of potentially less attractive financing. In addition, these factors may make it more difficult for our borrowers to repay our loans as they may experience difficulties in selling assets, increased costs of financing or obtaining financing at all. These events in the stock and credit markets may also make it difficult or unlikely for us to raise capital through the issuance of debt securities or our Common Stock or preferred stock. These disruptions in the financial markets may also have a material adverse effect on the value of (and our ability to sell) our real estate assets and on the market value of our Common Stock, and may have other adverse effects on us or the economy in general.

Risks Related to Our Common Stock

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

Sales of a substantial number of shares of our Common Stock could adversely affect the market price for our Common Stock. Subject to the restrictions on ownership and transfer in our charter, all of the shares of Common Stock issued in the Merger, other than any shares issued to an "affiliate" under the Securities Act, are freely tradable without restriction or further registration under the Securities Act. In addition, none of our shares outstanding at the date of the Merger were subject to lock-up agreements. We cannot predict the effect that future sales of our Common Stock will have on the market price of our Common Stock.

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

We cannot assure you that the market price of our Common Stock will not fluctuate or decline significantly in the future. Some of the factors, many of which are beyond our control, that could negatively affect our stock price or result in fluctuations in the price or trading volume of our Common Stock include:

•	additional increases in loans defaulting or becoming non-performing or being written off;
•	actual or anticipated variations in our operating results or our distributions to stockholders;
•	sales of (or the inability to sell in a timely manner) and prices we receive for significant real estate properties;
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

Management believes that the market value of our Common Stock is based primarily upon the market's perception of our growth potential and our current and potential future earnings dividends. Consequently, our Common Stock may trade at prices that are higher or lower than our book value per share of Common Stock. If our future earnings or dividends are less than expected, it is likely that the market price of our Common Stock will diminish.

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

We intend to hold certain property foreclosed upon by OMIF prior to the REIT conversion through one or more wholly-owned corporate taxable REIT subsidiaries.  Under the Code, no more than 25% of the value of the assets of a REIT may be represented by securities of one or more taxable REIT subsidiaries, and a taxable REIT subsidiary generally cannot operate a lodging or health care facility. These limitations may limit our ability to hold properties through taxable REIT subsidiaries. In the event that we determine that the foreclosed properties are held for investment and, therefore, are not subject to the 100% tax on prohibited transactions, there is no guarantee that the IRS will agree with our determination.  Finally, in the event that any of our foreclosed properties constitute lodging or health care facilities that cannot be operated by a taxable REIT subsidiary, such properties will be operated by an "eligible independent contractor," as defined in Section 856(d)(9)(A) of the Code.

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

Changes in the tax laws or other legislation could make investments in REITs less attractive and have a negative effect on us.

The U.S. federal income tax laws governing REITs and the administrative interpretations of those laws are constantly under review and may be amended or changed at any time. We cannot predict how changes in the tax laws, including any tax reform called for by the new presidential administration, might affect our investors or us.  Any of those new laws or interpretations may take effect retroactively and could adversely affect us or you as a stockholder.

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

The maximum U.S. federal income tax rate on both distributions from certain domestic and foreign corporations and net capital gain for individuals is 20%. However, this rate of tax on distributions generally will not apply to our distributions (except those distributions identified by the Company as "capital gain dividends" which are taxable as long-term capital gain), and therefore such distributions generally will be taxed as ordinary income. Ordinary income generally is subject to U.S. federal income tax at a maximum rate of 39.6% for individuals. The higher tax rate on the Company's distributions may cause the market to devalue our Common Stock relative to stock of those corporations whose distributions qualify for the lower rate of taxation.

A portion of our business is potentially subject to prohibited transactions tax.

As a REIT, we are subject to a 100% tax on our net income from any "prohibited transactions." In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, but including loans, held as inventory or primarily for sale to customers in the ordinary course of business. Sales by us of property in the ordinary course of our business will generally constitute prohibited transactions. The Company might be subject to this tax if it was to sell a property or loan in a manner that was treated as a sale of inventory for U.S. federal income tax purposes. Therefore, in order to avoid the prohibited transactions tax, we may choose not to engage in certain sales of properties or loans, other than through a taxable REIT subsidiary, and will attempt to comply with the terms of safe-harbor provisions in the U.S. federal income tax laws prescribing when a sale of real property or a loan will not be characterized as a prohibited transaction, even though the sales might otherwise be beneficial to us. We cannot assure you however, that we can comply with the safe-harbor provisions or that we will not be subject to the prohibited transactions tax on some earned income.

Our use of taxable REIT subsidiaries may have adverse U.S. federal income tax consequences.

We must comply with various tests to qualify and continue to qualify as a REIT for U.S. federal income tax purposes, and our income from and investments in taxable REIT subsidiaries do not constitute permissible income and investments for purposes of some of the REIT qualification tests. While we will attempt to ensure that our dealings with our taxable REIT subsidiaries will not adversely affect our REIT qualification, we cannot assure you that we will successfully achieve that result. Furthermore, we may be subject to a 100% penalty tax, or our taxable REIT subsidiaries may be denied deductions, to the extent our dealings with our taxable REIT subsidiaries are not deemed to be arm's length in nature.

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

Risks Related to Our Organization and Structure

Our charter restricts the ownership and transfer of our outstanding stock, which may have the effect of delaying, deferring or preventing a transaction or change of control of the Company

In order for us to qualify as a REIT, no more than 50% of the value of outstanding shares of our stock may be owned, beneficially or constructively, by five or fewer individuals at any time during the last half of each taxable year other than the year for which we elect to be taxed as a REIT.  Subject to certain exceptions, our charter prohibits any stockholder from owning actually, beneficially or constructively more than 9.8%, in value or in number of shares, whichever is more restrictive, of the outstanding shares of our Common Stock, and 9.8% in value of the outstanding shares of all classes or series of our stock.  The constructive ownership rules under the Code are complex.  The outstanding stock owned by a group of related individuals or entities may be deemed to be constructively or beneficially owned by one individual or entity.  As a result, the acquisition of less than 9.8% of our outstanding Common Stock or the outstanding shares of all classes or series of our stock by an individual or entity could cause that individual or entity to own constructively or beneficially in excess of the relevant ownership limits.  Our charter also prohibits any person from owning shares of our stock that would result in our being "closely held" under Section 856(h) of the Code or otherwise cause us to fail to qualify as a REIT.  Any attempt to own or transfer shares of our Common Stock in violation of these restrictions may result in the shares being automatically transferred to a charitable trust or may be void.

Certain provisions of Maryland law may limit the ability of a third party to acquire control of the Company

The charter and bylaws of the Company and the Maryland General Corporation Law (the "MGCL") contain provisions that could delay, defer or prevent a transaction or a change in control of us that might involve a premium price for holders of our Common Stock or otherwise be in their best interests.

Subject to certain limitations, provisions of the MGCL prohibit certain business combinations between the Company and an "interested stockholder" (defined generally as any person who beneficially owns 10% or more of the voting power of our outstanding voting stock or an affiliate or associate of us who beneficially owned 10% or more of the voting power of our then outstanding stock at any time during the two-year period immediately prior to the date in question) or an affiliate of an interested stockholder for five years after the most recent date on which the stockholder became an interested stockholder.  After the five-year period, business combinations between us and an interested stockholder or an affiliate of an interested stockholder must generally either provide a minimum price (as defined in the MGCL) to our stockholders in cash or other consideration in the same form as previously paid by the interested stockholder or be recommended by our Board of Directors and approved by the affirmative vote of at least 80% of the votes entitled to be cast by holders of our outstanding shares of voting stock and at least two-thirds of the votes entitled to be cast by stockholders other than the interested stockholder and its affiliates and associates.  These provisions of the MGCL relating to business combinations do not apply, however, to business combinations that are approved or exempted by our Board of Directors prior to the time that the interested stockholder becomes an interested stockholder.  As permitted by the MGCL, our Board of Directors has adopted a resolution exempting any business combination between us and any other person, provided that the business combination is approved by our Board of Directors (including a majority of directors who are not affiliates or associates of such persons), and between us and OFG and its affiliates and associates.  However, our Board of Directors may repeal or modify this resolution at any time in the future, in which case the applicable provisions of this statute will become applicable to business combinations between us and interested stockholders.

The "control share" provisions of the MGCL provide that a holder of "control shares" of a Maryland corporation (defined as shares which, when aggregated with other shares controlled by the stockholder (except solely by virtue of a revocable proxy), entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a "control share acquisition" (defined as the direct or indirect acquisition of ownership or control of "control shares") has no voting rights with respect to such shares except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding votes entitled to be cast by the acquiror of control shares, our officers and our employees who are also our directors.  Our bylaws contain a provision exempting from the control share acquisition statute any and all acquisitions by any person of shares of our stock.  There can be no assurance that this provision will not be amended or eliminated at any time in the future.

The Company has elected to implement a classified Board of Directors, require a two-thirds vote to remove a director and to implement other provisions of Title 3, Subtitle 8 of the MGCL that may have the effect of delaying, deferring or preventing a transaction or a change of control of the Company.

On November 12, 2013, our Board of Directors elected to be subject to all of the provisions of Sections 3-803, 3-804 and 3-805 of Title 3, Subtitle 8 of the MGCL ("Subtitle 8"). As a result of this election, without stockholder approval and regardless of any provision in our charter or bylaws, our Board caused the following provisions of Subtitle 8 relating to our Board and the calling of stockholder meetings to be implemented, and these provisions may have the effect of delaying, deferring or preventing a transaction or a change of control of the Company that might be in our stockholders' best interests:

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

•
Board Size. The election to be subject to Section 3-804 of the MGCL also provides that our Board has the exclusive right to set the number of directors on the Board.  This election did not result in substantive change to the requirements already provided in the Company's charter and bylaws.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

The Manager operates from its executive offices at 2221 Olympic Boulevard, Walnut Creek, CA 94595 (the "Executive Office"). The lessor is Olympic Blvd. Partners, a California Limited Partnership ("OBP"), of which the Manager is a 50% general partner. The Executive Office is the sole asset of OBP. The Executive Office is subject to a loan with a principal balance of $645,814 as of December 31, 2016 with monthly payments of interest and principal of $4,566 and a balloon payment of $617,013 due on February 28, 2018. The Company does not have separate offices.

As of December 31, 2016, we hold title to twenty-two real estate properties that were acquired through foreclosure including properties held within five wholly-owned limited liability companies and within three wholly-owned corporations (see below). As of December 31, 2016, the total carrying amount of these properties was $113,123,000. Fourteen of the properties are being held for long-term investment and the remaining eight properties are currently being marketed for sale. We also have a 50% ownership interest in a limited liability company accounted for under the equity method that owns property located in Santa Clara, California with a carrying amount of $2,140,000 as of December 31, 2016.

•	The Company's (or related entities) title to all properties is held as fee simple.
•	There are mortgages or encumbrances to third parties on two of our real estate properties (see below for Tahoe Stateline Venture, LLC ("TSV") and Zalanta Resort at the Village, LLC ("ZRV")).
•
Of the twenty-two properties held, nine of the properties are income-producing. Only minor renovations and repairs to the properties are currently being made or planned (other than continued tenant improvements on real estate held for investment, development of the land held within ZRV and Zalanta Resort at the Village - Phase II, LLC ("ZRV II"), and improvements to the property held within Brannan Island, LLC).

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

For purposes of assessing potential impairment of value during 2016, 2015 and 2014, we obtained updated appraisals or other valuation support on certain of our real estate properties held for sale and investment, which resulted in additional impairment losses on two, one and one properties, respectively, in the aggregate amount of approximately $3,228,000, $1,589,000 and $179,000, respectively, recorded in the consolidated statements of operations.

Real estate properties held for sale as of December 31, 2016 and 2015 consisted of the following properties acquired through foreclosure:
	December 31, 2016	December 31, 2015
Undeveloped, industrial land, San Jose, California	$2,027,581	$1,958,400
Light industrial building, Paso Robles, California –sold in 2016	—	1,460,935
73 improved, residential lots, Auburn, California (held within Zalanta Resort at the Village, LLC) – transferred from held for investment and two lots sold in 2016	3,781,867	—
Golf course, Auburn, California (held within Lone Star Golf, Inc.) – transferred from held for investment in 2016	1,970,437	—
Medical office condominium complex, Gilbert, Arizona (held within Zalanta Resort at the Village, LLC) – sold in 2016	—	4,716,487
169 condominium units and 160 unit renovated and unoccupied apartment building, Miami, Florida (held within TOTB Miami, LLC) - sold in 2016	—	51,942,602
Unimproved, residential and commercial land, Gypsum, Colorado – three parcels sold in 2016	139,498	4,224,000
Commercial and residential land under development, South Lake Tahoe, California (held within Tahoe Stateline Venture, LLC)	28,974,808	23,094,481
Commercial and residential land under development, South Lake Tahoe, California (held within Zalanta Resort at the Village, LLC) *	34,805,253	12,794,261
Residential land under development, South Lake Tahoe, California (held within Zalanta Resort at the Village - Phase II, LLC) *	3,411,652	—
Office condominium complex, Oakdale, California (held within East G, LLC) – obtained via foreclosure in 2016 and one unit transferred from held for investment in 2016	732,539	—
	$75,843,635	$100,191,166
* These two real estate assets had previously been reported as one asset. In the second quarter of 2016, certain parcels owned by ZRV were transferred into ZRV II, a new entity that is wholly owned by the Company.

Real estate held for investment, net of accumulated depreciation, is comprised of the following properties as of December 31, 2016 and 2015:
	December 31, 2016	December 31, 2015
Commercial buildings, Roseville, California	$515,451	$701,897
Undeveloped, residential land, Marysville, California	403,200	403,200
Undeveloped land, Auburn, California (formerly part of golf course owned by DarkHorse Golf Club, LLC)	103,198	103,198
75 improved, residential lots, Auburn, California (held within Baldwin Ranch Subdivision, LLC) – transferred to held for sale in 2016	—	3,878,544
One improved residential lot, West Sacramento, California	58,560	58,560
Undeveloped, residential land, Coolidge, Arizona	1,017,600	1,017,600
Golf course, Auburn, California (held within Lone Star Golf, Inc.) – transferred to held for sale in 2016	—	1,941,245
Office condominium complex (15 units), Roseville, California	3,447,418	3,558,386
61 condominium units, Lakewood, Washington (held within Phillips Road, LLC) – transferred to held for sale and sold in 2016	—	4,219,657
1/7th interest in single family home, Lincoln City, Oregon	93,647	93,647
12 condominium and 3 commercial units, Tacoma, Washington (held within Broadway & Commerce, LLC)	2,311,792	2,360,237
6 improved residential lots, Coeur D'Alene, Idaho	316,800	316,800
Retail Complex, South Lake Tahoe, California (held within Tahoe Stateline Venture, LLC)	16,829,995	23,122,714
Marina and yacht club with 179 boat slips, Isleton, California (held within Brannan Island, LLC)	2,555,306	2,600,360
Unimproved, residential and commercial land, Bethel Island, California (held within Sandmound Marina, LLC)	2,335,448	2,334,773
Marina with 52 boat slips and campground, Bethel Island, California (held within Sandmound Marina, LLC)	1,470,639	1,478,727
Assisted living facility, Bensalem, Pennsylvania	5,820,709	5,402,376
Office condominium unit, Oakdale, California – transferred to held for sale in 2016	—	55,325
	$37,279,763	$53,647,246

In September, 2016, Tahoe Stateline Venture, LLC, a California limited liability company ("TSV") that is wholly-owned by the Company, entered into a Land and Entitlement Purchase Agreement, (the "Purchase Agreement") with Jianping Pan, Kawana Holdings LLC which has assigned its rights under the Purchase Agreement to Tahoe Chateau Land Holdings, LLC, a California limited liability company (the "Buyer"). Pursuant to the Purchase Agreement, TSV has agreed to sell to Buyer the approximately 8.0 acres of land and entitlements, including related parking and garage structures, owned by TSV in South Lake Tahoe, California, commonly known as The Chateau at the Village as further described in the Purchase Agreement (the "Purchased Property") for a total of $42.5 million, net of seller's credit which includes sales commissions (the "Purchase Price").  The property to be sold does not include the existing retail buildings and improvements (the "Retained Property").

The closing (the "Closing") of the transaction is subject to a number of conditions, and on November 18, 2016 the parties entered an Addendum ("Addendum 2") that amends the Purchase Agreement to provide that the Closing will occur on or about March 31, 2017 subject to customary closing conditions and to add additional closing conditions including, among others, a requirement that the responsible agency for the City of South Lake Tahoe, California approve a final subdivision map that is recorded establishing the Purchased Property and the Retained Property as separate legal parcels (the "Final Subdivision Map"). If the Final Subdivision Map is not recorded by March 31, 2017, the Closing date will be extended up to 60 days to allow TSV additional time to record the map. If, after such extension, the Final Subdivision Map is not recorded but all other closing conditions are satisfied, Addendum 2 provides that the Closing will be held with respect to the overall property, including the Purchased Property and the Retained Property, with the Retained Property to be conveyed back to TSV upon recording the Final Subdivision Map. There can be no assurance if or when the sale of the Purchased Property will be consummated.

Buyer has paid $13,000,000 as a refundable deposit into escrow.  Of this deposit, $3,000,000 has been released out of escrow to pay certain Buyer expenses. The additional $32.5 million of Purchase Price is to be paid in cash at Closing.

As a result of the execution of the Purchase Agreement, the Company transferred approximately $6,066,000 of land basis from the first phase retail property (currently held for investment) to the second phase land being sold with this transaction. The basis of the property being sold is approximately $28,975,000 as of December 31, 2016.

We presently have no plans to significantly improve any of our real estate properties, other than the land held within ZRV and ZRV II.

The only real estate properties with book values in excess of 10% of our total assets or properties still owned as of December 31,  2016 with gross revenue in excess of 10% of our total revenue are the properties located in South Lake Tahoe, California (held within TSV and ZRV).

Other operating data related to the TSV retail complex is as follows (below does not include the ZRV retail and residential project currently under construction):

	2016	2015	2014
Average Annual Rental per Square Foot	$61.45	$50.71	$41.61
Federal Tax Basis of Depreciable Assets (all Commercial Buildings and Improvements)	$17,579,856	$17,357,310	$16,946,786
Depreciation Rate	Various	Various	Various
Depreciation Method	MACRS Straight Line	MACRS Straight Line	MACRS Straight Line
Depreciable Life	5-39 Years	5-39 Years	5-39 Years
Realty Tax Rate (1)	1.0860%	1.0907%	1.0667%
Annual Realty Taxes	$192,253	$186,943	$129,459
(1) Millage rate per Taxable Value.

The following table shows information regarding rental rates and lease expirations over the next ten years for TSV and assumes that none of the tenants exercise renewal options or termination rights, if any, at or prior to scheduled expirations:

Year of Lease Expiration December 31,	Number of Leases Expiring Within the Year	Rentable Square Footage Subject to Expiring Leases	Final Annualized Base Rent Under Expiring Leases (1)	Percentage of Gross Annual Rental Represented by Such Leases
2019	5	11,497	$789,458	57.6%
2020	2	1,635	112,270	8.2%
2021	1	1,989	128,391	9.4%
2024	1	5,777	339,595	24.8%
	9	20,898	$1,369,714	100.0%

(1)
"Final Annualized Base Rent" for each lease scheduled to expire represents the cash rental rate of base rents, excluding tenant reimbursements, in the final month prior to expiration multiplied by 12. Tenant reimbursements generally include payment of a portion of real estate taxes, operating expenses and common area maintenance and utility charges.

The following table presents occupancy data of our leased real estate properties held for investment as of December 31, 2016, 2015, 2014, 2013 and 2012 (where applicable):
		Occupancy % (1)
Property Description/Location	Year Foreclosed	2016	2015	2014	2013	2012
Commercial buildings, Roseville, California	2001	91.2%	100.0%	81.2%	88.6%	100.0%
Office condominium complex (15 units), Roseville, California	2008	76.0%	62.9%	70.5%	45.3%	58.9%
12 condominium and 3 commercial units, Tacoma, Washington	2011	80.4%	80.4%	75.8%	37.9%	61.9%
Retail complex, South Lake Tahoe, California	2013	91.1%	95.5%	75.0%	N/A	N/A
Industrial building/land, Santa Clara, California (1850 De La Cruz, LLC)	2005	100.0%	100.0%	100.0%	100.0%	100.0%
Notes:
(1) Calculated by dividing net rentable square feet included in leases signed on or before December 31, 2016 at the property by the aggregate net rentable square feet of the property.

As of December 31, 2016, virtually all of our leases on residential rental properties are either month-to-month leases or will expire in 2017. These leases currently represent approximately $158,000 in annual rental revenue to the Company.
The following table shows information regarding rental rates and lease expirations over the next ten years and thereafter for our commercial and industrial rental properties at December 31, 2016 and assumes that none of the tenants exercise renewal options or termination rights, if any, at or prior to scheduled expirations. Three of our twenty-four commercial leases and virtually all of our residential leases are set to expire during 2017. We expect that new leases will be signed with existing or new tenants for the majority of these spaces and at rental rates that are at market and are at or above expiring rental amounts.
Year of Lease Expiration December 31,	Number of Leases Expiring Within the Year	Rentable Square Footage Subject to Expiring Leases	Final Annualized Base Rent Under Expiring Leases (1)
2017	3	6,132	$74,437
2018	10	66,598	594,381
2019	7	17,050	884,167
2020	2	1,635	112,270
2021	1	1,989	128,391
2024	1	5,777	339,595
	24	99,181	$2,133,241

(1)	"Final Annualized Base Rent" for each lease scheduled to expire represents the cash rental rate of base rents, excluding tenant reimbursements, in the final month prior to expiration multiplied by 12. Tenant reimbursements generally include payment of a portion of real estate taxes, operating expenses and common area maintenance and utility charges.

At December 31, 2016, our properties were leased to tenants that are engaged in a variety of businesses. The following table sets forth information regarding leases with the seven tenants with the largest amounts leased based upon Annualized Base Rent as of December 31, 2016:
	Leased Square Feet	Annualized Base Rent (1)	Expiration Date	Renewal Options
Tenant Name
JKB Financial (Roseville, CA office)	5,954	$96,455	2/28/2018	None
Finance of America (Roseville, CA office)	6,357	91,800	5/31/2018	None
Avis Rent A Car (1850 De La Cruz) (2) (3)	40,000	175,024	7/15/2018	2-5 yr. Options
Up Shirt Creek (TSV) (3)	4,689	309,474	9/30/2019	2-5 yr. Options
Powder House (TSV) (3)	5,778	381,348	9/30/2019	2-5 yr. Options
Bakers Three California (TSV)	1,989	107,406	2/28/2021	1-5 yr. Option
McP's Pub Tahoe (TSV)	5,777	295,638	10/31/2024	2-5 yr. Options

(1)	Annualized Base Rent represents the current monthly Base Rent, excluding tenant reimbursements, for each lease in effect at December 31, 2016 multiplied by 12. Tenant reimbursements generally include payment of a portion of real estate taxes, operating expenses and common area maintenance and utility charges.
(2)  Amount of annualized base rent reported reflects ORM's 50% membership interest in 1850 De La Cruz, LLC.
(3)  There are two leases for two separate and distinct parcels/units to these tenants with the same terms (leased square feet and annualized base rent combined).
 Item 3. LEGAL PROCEEDINGS

In the normal course of business, we may become involved in various types of legal proceedings such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc., to enforce the provisions of the deeds of trust, collect the debt owed under the promissory notes, or to protect, or recoup its investment from the real property secured by the deeds of trust.  None of these actions would typically be of any material importance.  As of December 31, 2016, we are not involved in any legal proceedings other than those that would be considered part of the normal course of business.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Our Common Stock is listed on the NYSE MKT under the ticker symbol "ORM". The following table sets forth, for each of the indicated quarterly periods, the high and low sales prices for our Common Stock, as reported on the NYSE MKT.

	Sales Price
	High	Low
2015
First Quarter	$15.00	$12.46
Second Quarter	$15.02	$12.98
Third Quarter	$15.25	$13.40
Fourth Quarter	$14.23	$13.15
2016
First Quarter	$16.07	$13.41
Second Quarter	$17.82	$15.11
Third Quarter	$17.32	$15.66
Fourth Quarter	$18.99	$16.70

The closing sale price for our Common Stock, as reported on the NYSE MKT on March 10, 2017 was $16.25 per share.

Holders

As of March 10, 2017, we had 10,247,477 shares of our Common Stock outstanding held by approximately 618 record holders. The number of record holders does not necessarily bear any relationship to the number of beneficial owners of our Common Stock.

Dividends

We have elected to be taxed as a REIT for federal income tax purposes and, as such, anticipate that we will distribute annually at least 90% of our REIT taxable income, excluding net capital gains. Through the calendar year ended December 31, 2016, we have paid dividends quarterly and made distributions of approximately $3,279,000 and $4,344,000 during 2016 and 2015, respectively (including amounts accrued as of December 31, 2016 and 2015).  In addition, we paid approximately $583,000 and $1,314,000 in dividends to shareholders in 2016 and 2015 in the form of income taxes on capital gains.

Dividends are declared and paid at the discretion of our Board of Directors and depend on our taxable net income, cash available for distribution, financial condition, ability to maintain our qualification as a REIT and such other factors that our Board of Directors may deem relevant. No assurance can be given as to the amounts or timing of future distributions as such distributions are subject to our taxable earnings, financial condition, capital requirements and such other factors as our Board of Directors deems relevant. For a discussion of factors which may adversely affect our ability to pay dividends and for information regarding the sources of funds used for dividends, see "Item 1A – Risk Factors" and "Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations".

The following table sets forth the dividends declared and paid per share of Common Stock during 2016 and 2015:

	2016	2015
Dividends Declared:
First Quarter	$0.08	$0.07
Second Quarter	$0.08	$0.18
Third Quarter	$0.08	$0.08
Fourth Quarter	$0.08	$0.08

Securities Authorized for Issuance under Equity Compensation Plans

None.

Performance Graph

The following graph is a comparison of the cumulative total stockholder return on shares of the Company's Common Stock, the Russell 2000 Index, and the SNL U.S. Finance REIT Index, a published industry index, from July 1, 2013 (the day we commenced trading on the NYSE MKT) to December 31, 2016. The graph assumes that $100 was invested on July 1, 2013 in our Common Stock, the Russell 2000 Index and the SNL U.S. Finance REIT and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of the Company's shares will continue in line with the same or similar trends depicted in the graph below. The information included in the graph and table below was obtained from SNL Financial LC, Charlottesville, VA ©2017.

	Period Ended
Index	7/01/13	12/31/13	6/30/14	12/31/14	6/30/15	12/31/15	6/30/16	12/31/16
Owens Realty Mortgage, Inc.	100.00	142.94	230.75	175.80	183.39	165.92	207.61	233.14
Russell 2000	100.00	118.32	122.09	124.11	130.01	118.63	121.26	143.91
SNL U.S. Finance REIT	100.00	99.13	114.68	113.52	108.85	104.10	119.48	128.23

In accordance with SEC rules, this section entitled "Performance Graph" shall not be incorporated by reference into any of our future filings under the Securities Act or the Exchange Act except to the extent that we specifically incorporate such disclosure by reference in any such filings, and shall not be deemed to be "soliciting material" or to be "filed" under the Securities Act or the Exchange Act.

Recent Sales of Unregistered Securities

None.

Repurchases of Common Stock

As is discussed in further detail in our consolidated financial statements under "Note 9 – Stockholders' Equity" in Item 8 of this Annual Report, on January 15, 2016, the Company announced a new repurchase plan (the "2016 Repurchase Plan"), which permits us to purchase up to $7.5 million of our Common Stock. This plan commenced in April 2016 and expires in March 2017. We have not purchased any shares pursuant to the 2016 Repurchase Plan to date.

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

	As of or For the Years Ended December 31,
	2016	2015	2014	2013	2012
Operating Data:
Interest income	$8,922,142	$8,277,004	$5,382,019	$3,020,884	$2,567,583
Rental income	7,977,400	12,791,096	12,268,214	11,223,260	13,237,664
Other revenues	179,449	175,451	170,018	165,211	161,031
Total revenue	17,078,991	21,243,551	17,820,251	14,409,355	15,966,278
Real estate operating expenses	7,045,848	8,510,110	8,158,038	8,150,944	10,235,444
Depreciation and amortization	1,258,305	2,052,181	2,255,577	2,485,587	2,292,537
Management fees	3,286,470	2,051,134	1,726,945	1,664,076	1,760,589
Interest expense	2,859,294	1,938,113	1,161,822	513,750	523,579
Provision for (reversal of) loan losses	1,284,896	(1,026,909)	(1,869,733)	(7,822,112)	(124,000)
Impairment losses on real estate properties	3,227,807	1,589,434	179,040	666,240	4,873,266
Other expenses	1,882,338	1,618,266	1,821,601	1,828,484	1,685,938
Total expenses	20,844,958	16,732,329	13,433,290	7,486,969	21,247,353
Operating (loss) income	(3,765,967)	4,511,222	4,386,961	6,922,386	(5,281,075)
Gain on sales of real estate, net	24,497,763	21,818,553	3,243,359	2,942,861	4,111,841
Gain on foreclosure of loans	—	—	464,754	952,357	—
Net income (loss) before income taxes	20,731,796	26,329,775	8,095,074	10,817,604	(1,169,234)
Income tax benefit (expense)	7,248,977	(93,335)	—	—	—
Net income (loss)	27,980,773	26,236,440	8,095,074	10,817,604	(1,169,234)
Net income attributable to non-controlling interests	(3,571,003)	(2,667,324)	(165,445)	(2,084,707)	(510,586)
Net income (loss) attributable to common stockholders	$24,409,770	$23,569,116	$7,929,629	$8,732,897	$(1,679,820)
Earnings (loss) per common share (basic and diluted)	$2.38	$2.22	$0.74	$0.78	$(0.15)
Dividends declared per common share	$0.32	$0.41	$0.27	$0.25	$0.17

Balance Sheet Data:
Loans, net	$126,975,489	$104,901,361	$65,164,156	$54,057,205	$45,844,365
Real estate held for sale	75,843,635	100,191,166	59,494,339	5,890,131	56,173,094
Real estate held for investment	37,279,763	53,647,246	103,522,466	129,425,833	71,600,255
Other assets	19,463,568	13,254,472	13,742,960	17,268,412	34,149,176
Total assets	259,562,455	271,994,245	241,923,921	206,641,581	207,766,890
Total indebtedness	38,361,934	66,374,544	49,019,549	13,917,585	13,384,902
Total liabilities	44,034,578	72,485,398	53,177,310	20,415,275	20,257,659
Non-controlling interests	—	4,528,849	4,174,753	6,351,896	8,049,300
Total equity	215,527,877	199,508,847	188,746,611	186,226,306	187,509,231
Book value per share	$21.03	$19.03	$17.14	$16.66	$16.03

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Some of the information in this Form 10-K may contain forward-looking statements that involve a number of risks and uncertainties. Words such as "may," "will," "should,"  "expect," "anticipate," "intend," "believe," "plan," "estimate," "continue" and variations of  such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, uncertain events or assumptions, and other characterizations of future events, strategies or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in "Risk Factors" in Part I, Item 1A of this Form 10-K.  All forward-looking statements and reasons why results may differ included in this Form 10-K are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

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

Our operating results are affected primarily by:

•	the level of foreclosures and related loan and real estate losses experienced;
•	the income or losses from foreclosed properties prior to the time of disposal, and our ability to dispose of those properties in a timely manner;
•	the amount of cash available to invest in loans;
•	the amount of borrowing to finance loan investments and our cost of funds on such borrowing;
•	the level of real estate lending activity in the markets serviced;
•	the ability to identify and lend to suitable borrowers;
•	the interest rates we are able to charge on loans; and
•	the level of delinquencies on loans.

Between 2008 and 2013, we experienced increased delinquent loans and foreclosures which created substantial losses. As a result, we also owned significantly more real estate than in the past, which has reduced cash flow and net income. As of December 31, 2016, approximately 4% of our loans were impaired and/or past maturity, down from 8% as of December 31, 2015. As of December 31, 2016, we owned approximately $113 million of real estate held for sale or investment, which is approximately 44% of total assets, a decrease of $40.7 million or 15% of total assets as compared to December 31, 2015. During 2016, we sold seven real estate properties (three partial) for aggregate net sales proceeds of $90,997,000 (including note receivable of $1,595,000) and net gains totaling $24,498,000 ($20,782,000 to the Company after $3,716,000 gain attributable to non-controlling interest). We will continue to attempt to sell certain of our properties but may need to sell them for losses or wait until market values fully recover. In addition, under the REIT tax rules, we may be subject to a "prohibited transaction" penalty tax on tax gains from the sale of our properties in certain circumstances. In addition, we are also limited in the number and dollar amount of properties we can sell in a given year under the REIT tax rules.

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

Current Market Conditions, Risks and Recent Trends

Our ability to execute our business strategy, particularly the growth of our loan portfolio, is dependent on many factors, including our ability to sell our real estate assets in a timely manner and access financing on favorable terms.  The previous economic downturn had a significant negative impact on both us and our borrowers.  If similar economic conditions recur in the future, it may limit our options to sell our real estate assets, obtaining financing on favorable terms or otherwise obtain necessary capital to make new loans, and may also adversely impact the creditworthiness of our borrowers which could result in their inability to repay their loans.

The commercial real estate markets continue to improve, but uncertainty remains as a result of global market instability, the current political climate and other matters and their potential impact on the U.S. economy and commercial real estate markets.  In addition, the growth in multifamily rental rates seen over the past few years are showing signs of stabilizing. If real estate values decline again and/or rent growth subsides, it may limit our new loan originations since borrowers often use increases in the value of, and revenues produced from, their existing properties to support the purchase or investment in additional properties.  Declining real estate values may also significantly increase the likelihood that we will have difficulty selling our existing real estate assets in a timely manner, and that we will incur losses on our loans in the event of default because the value of our collateral may be insufficient to cover our investment in the loan.  Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect both our interest income from loans as well as our ability to originate loans, which would significantly impact our revenues, results of operations, financial condition, business prospects and our ability to make distributions to our stockholders.

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

Critical Accounting Policies

We consider the accounting policies discussed below to be critical to an understanding of how we report our financial condition and results of operations because their application places the most significant demands on the judgment of our management.

Our consolidated financial statements are prepared in accordance with GAAP, which requires the use of estimates and assumptions that involve the exercise of judgment and affect the reported amounts of assets and liabilities as of the balance sheet dates and revenues and expenses for the reporting periods. Such estimates relate principally to the determination of (1) the allowance for loan losses, (2) the valuation of real estate held for sale and investment (at acquisition and subsequently) and 3) the recoverability of deferred income tax assets.

Allowance for Loan Losses, Impaired Loans and Non-accrual Status

We maintain an allowance for loan losses on our investments in mortgage loans. A loan is impaired when it is probable that we may not collect all principal and interest payments according to the contractual terms of the loan agreement. As part of the detailed loan review, we consider many factors about the specific loan, including payment history, asset performance, borrower's financial capability and other characteristics. Management evaluates loans for non-accrual status each reporting period. A loan is placed on non-accrual status when the loan payment deficiencies exceed 90 days, or earlier if collection of principal and interest is substantially in doubt. When a loan is classified as nonaccrual, interest accruals discontinue and all past due interest remains accrued until the loan becomes current, is paid off or is foreclosed upon. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest. Cash receipts on nonaccrual loans are used to reduce any outstanding accrued interest, and then are recorded as interest income, except when such payments are specifically designated as principal reduction or when management does not believe our investment in the loan is fully recoverable. When a loan is considered impaired, management estimates impairment based on the fair value of the collateral less estimated costs to sell, generally through the use of appraisals. The determination of the general reserve for loans that are not considered impaired and are collectively evaluated for impairment is based on estimates made by management including consideration of historical losses by portfolio segment, internal asset classifications, and qualitative factors to include economic trends in our service areas, industry experience and trends, geographic concentrations, estimated collateral values, our underwriting policies, the character of the loan portfolio, and probable incurred losses inherent in the portfolio taken as a whole. The allowance is established through a provision for loan losses which is charged to expense. Additions to the allowance are expected to maintain the adequacy of the total allowance after credit losses and loan growth but actual results may vary and there is no assurance that the allowance for loan losses will be sufficient. Credit exposures determined to be uncollectible are charged against the allowance.  Cash received on previously charged off amounts is recorded as a recovery to the allowance.

Real Estate Held for Sale

Real estate held for sale includes real estate acquired in full or partial settlement of loan obligations, generally through foreclosure, that is being marketed for sale. Real estate held for sale is recorded at acquisition at the property's estimated fair value less estimated costs to sell.

Classification as Held for Sale—Real estate asset is classified as held for sale in the period when (i) management approves a plan to sell the asset, (ii) the asset is available for immediate sale in its present condition, subject only to usual and customary terms, (iii) a program is initiated to locate a buyer and actively market the asset for sale at a reasonable price, and (iv) completion of the sale is probable within one year. Real estate held for sale is stated at the lower of its carrying amount or estimated fair value less disposal cost, with any write-down to fair value less estimated costs to sell recorded as an impairment loss. For any subsequent increase in fair value less disposal cost, the impairment loss may be reversed, but only up to the amount of cumulative loss previously recognized. Depreciation is not recorded on assets classified as held for sale.

If circumstances arise that were previously considered unlikely and, as a result, we decide not to sell the real estate asset previously classified as held for sale, the real estate asset is reclassified as held for investment. Upon reclassification, the real estate asset is measured at the lower of (i) its carrying amount prior to classification as held for sale, adjusted for depreciation expense that would have been recognized had the real estate been continuously classified as held for investment, or (ii) its estimated fair value at the time we decide not to sell.

Real Estate Sales—We evaluate if real estate sale transactions qualify for recognition under the full accrual method, considering whether, among other criteria, the buyer's initial and continuing investments are adequate to demonstrate a commitment to pay, any receivable due to the Company is not subject to future subordination, the Company has transferred to the buyer the usual risks and rewards of ownership and the Company does not have a substantial continuing involvement with the sold real estate. At the time the sale is consummated, a gain or loss is recognized as the difference between the sale price less disposal cost and the carrying value of the real estate.

Real Estate Held for Investment

Real estate held for investment includes real estate purchased or acquired in full or partial settlement of loan obligations, generally through foreclosure, that is not being marketed for sale and is either being operated, such as rental properties; is being managed through the development process, including obtaining appropriate and necessary entitlements and permits and construction; or are idle properties awaiting more favorable market conditions or properties we cannot sell without placing our REIT status at risk or become subject to prohibited transactions penalty tax. Real estate held for investment is recorded at acquisition at the property's estimated fair value less estimated costs to sell.  Depreciation of buildings and improvements is provided on the straight-line method over the estimated remaining useful lives of buildings and improvements.  Depreciation of tenant improvements is provided on the straight-line method over the shorter of their estimated useful lives or the lease terms.  Costs related to the improvement of real estate held for sale and investment are capitalized, whereas those related to holding the property are expensed. We evaluate real estate held for investment periodically or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. We evaluate cash flows and determine impairments on an individual property basis. In making this determination, we often obtain new appraisals and/or review, among other things, current and future cash flows associated with each property, market information, market prices of similar properties recently sold or currently being offered for sale, and other quantitative and qualitative factors. If an impairment indicator exists, we evaluate whether the expected future undiscounted cash flows is less than the carrying amount of the property, and if we determine that the carrying value is not recoverable, an impairment loss is recorded for the difference between the estimated fair value less estimated costs to sell and the carrying amount of the property.

Income Taxes

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

Deferred Income Taxes - Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities, if any. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A deferred tax asset is also recognized for net operating loss carryforwards of TRS entities. A valuation allowance, if needed, reduces deferred tax assets to the amount that is "more likely than not" to be realized. Realization of deferred tax assets is dependent on the Company's TRS entities generating sufficient taxable income in future periods or employing certain tax planning strategies to realize such deferred tax assets. The estimate of the amount of deferred tax assets more likely than not to be realized often requires significant judgment on the part of management because realization may be dependent on the outcome of property sales and/or other events that are difficult to forecast.

Tax Positions - The accounting guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. A tax position is recognized as a benefit only if it is "more likely than not" that the position would be sustained in a tax examination, with a tax examination being presumed to occur. We have analyzed our various federal and state filing positions and believe that our income tax filing positions and deductions are well documented and supported. There was no reserve for uncertain tax positions recorded as of December 31, 2016 and 2015.

Significant Developments During 2016

Loan Activity – We originated 23 new loans totaling $97,124,000 (when fully funded) with a weighted average interest rate of 7.67%.  We received full or partial repayment on 29 loans in the total amount of $55,764,000 with a weighted average interest rate of 8.0%.  We recorded a net increase in specific loan loss allowances on two impaired loans totaling $694,000 and recorded an increase in the general allowance for loan losses of $590,000, for a total of $1,285,000.

Real Estate Property Sales – We sold seven real estate properties (three partially) for aggregate net sales proceeds of $90,997,000 (including note receivable of $1,595,000) and net gains totaling $24,498,000 ($20,782,000 after portion attributable to non-controlling interest). The sale of one property resulted in the repayment of notes payable totaling $32,881,000.

Real Estate Construction Projects – We continued the construction of the retail/condominium project owned by ZRV and incurred approximately $24,175,000 in capitalized costs. This project is expected to be completed during the end of the first quarter or beginning of the second quarter of 2017.

Financing Activities – We amended the credit and related agreements (the "CB&T Credit Facility") with California Bank & Trust ("CB&T") and First Bank to increase the maximum potential borrowings from $30,000,000 up to $50,000,000 and to extend the maturity date for borrowings under the facility to March 1, 2018. The amendment also permits the maximum commitment of the lenders, including such additional lenders as may be added by the parties, to be increased up to $75,000,000 if requested by the Company and approved by the lenders. We also repaid all amounts owed under the Secured Revolving Credit Agreement Loan with Opus Bank (the "Opus Credit Facility") and the facility has terminated.

Subsequent Events – The following events have occurred during the first quarter of 2017 and are discussed in further detail in our consolidated financial statements under "Note 16 – Subsequent Events" in Item 8 of this Annual Report:

•	We sold the last parcel of unimproved land located in Gypsum, Colorado for net sales proceeds of $139,000 at no gain or loss.
•	We sold the office condominium complex located in Oakdale, California for net sales proceeds of $732,000 at no gain or loss.

Comparison of Results of Operations for Years Ended 2016 and 2015
The following table sets forth our results of operations for the years ended December 31, 2016 and 2015:
	Year Ended December 31,		Increase/(Decrease)
	2016	2015	Amount	Percent
Revenues:
Interest income on loans	$8,922,142	$8,277,004	$645,138	8%
Rental and other income from real estate properties	7,977,400	12,791,096	(4,813,696)	(38)%
Income from investment in limited liability company	179,449	175,451	3,998	2%
Total revenues	17,078,991	21,243,551	(4,164,560)	(20)%
Expenses:
Management fees to Manager	3,286,470	2,051,134	1,235,336	60%
Servicing fees to Manager	298,770	186,467	112,303	60%
General and administrative expense	1,568,890	1,278,994	289,896	23%
Rental and other expenses on real estate properties	7,045,848	8,510,110	(1,464,262)	(17)%
Depreciation and amortization	1,258,305	2,052,181	(793,876)	(39)%
Interest expense	2,859,294	1,938,113	921,181	48%
Bad debt expense from uncollectible rent	14,678	152,805	(138,127)	(90)%
Provision for (recovery of) loan losses	1,284,896	(1,026,909)	2,311,805	nm
Impairment losses on real estate properties	3,227,807	1,589,434	1,638,373	103%
Total expenses	20,844,958	16,732,329	4,112,629	25%
Operating (loss) income	(3,765,967)	4,511,222	(8,277,189)	nm
Gain on sales of real estate, net	24,497,763	21,818,553	2,679,210	12%
Net income before income taxes	20,731,796	26,329,775	(5,597,979)	(21)%
Income tax benefit (expense)	7,248,977	(93,335)	7,342,312	nm
Net income	27,980,773	26,236,440	1,744,333	7%
Net income attributable to non-controlling interests	(3,571,003)	(2,667,324)	(903,679)	34%
Net income attributable to common stockholders	$24,409,770	$23,569,116	$840,654	4%
nm – not meaningful

Revenues

Interest income on loans increased $645,000 (8% increase) to $8,922,000 for the year ended December 31, 2016, as compared to $8,277,000 for the year ended December 31, 2015. The increase was primarily due to an increase in interest income from performing loans as the average balance of performing loans increased between 2015 and 2016 by approximately 70%. This increase was partially offset by the fact that the 2015 period included approximately $1,723,000 of interest income collected on an impaired loan that did not recur during 2016.

Rental and other income from real estate properties decreased $4,814,000 (38% decrease) to $7,977,000 for the year ended December 31, 2016, as compared to $12,791,000 for the year ended December 31, 2015, primarily due to the sale of four operating properties during 2015 and five during 2016.

Expenses

Management fees increased $1,235,000 (60% increase) and servicing fees increased $112,000 (60% increase) during the year ended December 31, 2016, as compared to 2015, due to an increase in the average balance of loans in our portfolio of 60% during 2016, as compared to 2015.

The maximum management and servicing fees were paid to the Manager during years ended December 31, 2016 and 2015. The maximum management fee permitted under the Company's charter is 2.75% per year of the average unpaid balance of loans and, accordingly, management fees have (and will continue to) increase proportionately as we deploy capital into loans and increase our loan balances. For the years 2016, 2015, 2014, 2013 and 2012, the management fees were 2.75%, 2.75%, 2.75%, 2.74% and 2.67% of the average unpaid balance of loans, respectively.
In determining whether to take the maximum management fees permitted, the Manager may consider a number of factors, including current market yields, delinquency experience, un-invested cash and real estate activities. During 2016 and 2015, the Manager chose to take the maximum compensation that it is able to take pursuant to the charter and will likely continue to take the maximum compensation for the foreseeable future.

General and administrative expense increased $290,000 (23% increase) during the year ended December 31, 2016, as compared to 2015, due primarily to higher legal, consulting, appraisal, director and audit fees during 2016 as compared to 2015.

Rental and other expenses on real estate properties decreased $1,464,000 (17% decrease) during the year ended December 31, 2016, as compared to 2015, primarily due to the sale of four operating properties during 2015 and five during 2016. This decrease was offset by an increase in property tax expense and other holding costs on the TOTB North apartment building held within TOTB Miami that could no longer be capitalized to the basis of the project once construction was completed in March 2016 (and before it was sold in September 2016) and also due to an increase in marketing related expenses for the ZRV property currently under construction during 2016.

Depreciation and amortization expense decreased $794,000 (39% decrease) during the year ended December 31, 2016, as compared to 2015, primarily due to the discontinuation of depreciation on certain properties that were moved to Held for Sale during 2015 and 2016.

Interest expense increased $921,000 (48% increase) during the year ended December 31, 2016 as compared to 2015, due to a higher amount of interest incurred on our lines of credit as the balances were higher during the year ended December 31, 2016 as compared to 2015, due to an additional $3,830,000 advance taken on the TSV loan with RaboBank (the "TSV Loan") during the third quarter of 2015 and due to the fact that interest incurred on the TOTB North construction loan could no longer be capitalized to the renovation project beginning in March 2016 as construction was completed (and before it was sold in September 2016).

The provision for loan losses of $1,285,000 during the year ended December 31, 2016 was the result of an analysis performed on the loan portfolio. The general loan loss allowance increased $590,000 during the year ended December 31, 2016 due to an increase in the balance of performing loans during the year, an increase in the historical loss percentage on commercial loans and an increase in land loans in the portfolio which loan segment has a higher loss factor than the other segments. The specific loan loss allowance also increased $694,000 (net) during the year ended December 31, 2016 due primarily to the recording of a specific loan loss allowance of $733,000 as of December 31, 2016 on one impaired loan as a result of an updated analysis of the collateral value completed based on actual sales of units during 2016.

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

The impairment losses on real estate properties of $3,228,000 and $1,589,000, respectively, during the years ended December 31, 2016 and 2015 were the result of updated appraisals or other valuation information obtained on certain of our real estate properties during those years.

Gain on Sales of Real Estate

Gain on sales of real estate (excluding gain attributable to a non-controlling interest in 2016) increased $2,679,000 during the year ended December 31, 2016, as compared to 2015, as a result of the sale of seven real estate properties during 2016 (three partially), resulting in net gains totaling $24,498,000 (see further detail under "Net Income Attributable to Non-Controlling Interests" and "Real Estate Properties Held for Sale and Investment" below). The gain from the sale of one of these properties was offset by net income attributable to a non-controlling interest of approximately $3,716,000, as a portion of the gain on sale of the property held within TOTB Miami, LLC was attributable to the non-controlling interest.  During 2015, we sold eight real estate properties, resulting in gains totaling $21,666,000 and recognized $153,000 of deferred gain under the installment method related to the sale of the condominiums located in Santa Barbara, California in 2012 due to the remaining repayment of the carry back loan during 2015.
We believe, from period to period in the near term, there will be fluctuations in net income resulting from the lag time between the sale of our real estate assets and deployment of the proceeds into new loan investments.

Income Tax Benefit
Income tax benefit increased $7,342,000 during the year ended December 31, 2016, as compared to 2015, as a result of the transfer of two properties into ZRV and conversion of ZRV into a taxable REIT subsidiary during the second quarter of 2016, which now makes the income (loss) from these real estate assets taxable. Due to differences between the book and tax basis of these assets and net losses experienced to date, a deferred tax asset and related income tax benefit totaling $7,249,000 was recorded as of December 31, 2016. The Company's effective tax rate for the year ended December 31, 2016 differed from the statutory tax rate because the properties held within the ZRV TRS had differences between their respective book and tax basis and management now projects that the Company will realize the benefits from deferred tax assets related to these basis differences. The Company also has approximately $5,514,000 of net Federal tax losses to date that can be carried forward to offset taxable income in future years. As a result, a $7,249,000 deferred tax benefit was recorded during the year ended December 31, 2016 (as compared to income tax expense of $93,000 during 2015).

Net Income Attributable to Non-Controlling Interests

Net income attributable to non-controlling interests increased $904,000 (34% increase) during the year ended December 31, 2016, as compared to 2015, due primarily to the sale of the condominium units and renovated apartment building owned by TOTB Miami, LLC during 2016 as a portion of the gain on sale of approximately $3,716,000 was attributable to our joint venture partner in TOTB Miami. During 2015, we sold the shopping center owned by 720 University and a portion of the gain on sale of approximately $2,479,000 was attributable to our joint venture partner in 720 University.

Comparison of Results of Operations for Years Ended 2015 and 2014
The following table sets forth our results of operations for the years ended December 31, 2015 and 2014:
	Year Ended December 31,		Increase/(Decrease)
	2015	2014	Amount	Percent
Revenues:
Interest income on loans	$8,277,004	$5,382,019	$2,894,985	54%
Rental and other income from real estate properties	12,791,096	12,268,214	522,882	4%
Income from investment in limited liability company	175,451	169,999	5,452	3%
Other income	—	19	(19)	nm
Total revenues	21,243,551	17,820,251	3,423,300	19%
Expenses:
Management fees to Manager	2,051,134	1,726,945	324,189	19%
Servicing fees to Manager	186,467	156,995	29,472	19%
General and administrative expense	1,278,994	1,661,210	(382,216)	(23)%
Rental and other expenses on real estate properties	8,510,110	8,158,038	352,072	4%
Depreciation and amortization	2,052,181	2,255,577	(203,396)	(9)%
Interest expense	1,938,113	1,161,822	776,291	67%
Bad debt expense from uncollectible rent	152,805	3,396	149,409	nm
Recovery of loan losses	(1,026,909)	(1,869,733)	842,824	(45)%
Impairment losses on real estate properties	1,589,434	179,040	1,410,394	nm
Total expenses	16,732,329	13,433,290	3,299,039	25%
Operating income	4,511,222	4,386,961	124,261	3%
Gain on sales of real estate, net	21,818,553	3,243,359	18,575,194	nm
Gain on foreclosure of loans	—	464,754	(464,754)	(100)%
Net income before income taxes	26,329,775	8,095,074	18,234,701	nm
Income tax expense	(93,335)	—	(93,335)	100%
Net income	26,236,440	8,095,074	18,141,366	nm
Net income attributable to non-controlling interests	(2,667,324)	(165,445)	(2,501,879)	nm
Net income attributable to common stockholders	$23,569,116	$7,929,629	$15,639,487	197%
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

Expenses

Management fees amounted to approximately $2,051,000 (19% increase) and $1,727,000 for the years ended December 31, 2015 and 2014, respectively. Servicing fees amounted to approximately $186,000 (19% increase) and $157,000 for the years ended December 31, 2015 and 2014, respectively.

General and administrative expense decreased $382,000 (23% decrease) during the year ended December 31, 2015, as compared to 2014, due primarily to lower legal, appraisal, consulting and insurance expenses during 2015 as compared to 2014.

Rental and other expenses on real estate properties increased $352,000 (4% increase) during the year ended December 31, 2015, as compared to 2014, primarily due to expenses incurred on the assisted living facility located in Bensalem, Pennsylvania that was obtained via foreclosure in December 2014 and the completion of the retail complex owned by TSV during the fourth quarter of 2014, and, thus, there was a full year of operating expenses for these properties during 2015. A significant portion of the TSV expenses were charged to tenants as common area maintenance ("CAM") reimbursements and reflected in the increase in revenue for the property during the period. These increased expenses were partially offset by a decrease in expenses as a result of the sale of eight properties during 2015.

Depreciation and amortization expense decreased $203,000 (9% decrease) during the year ended December 31, 2015, as compared to 2014, primarily due to the sale of five depreciable properties during 2015.

Interest expense increased $776,000 (67% increase) during the year ended December 31, 2015 as compared to 2014, due to interest incurred on our lines of credit, the loans payable within TOTB and TSV and the amortization of deferred financing costs to interest expense from these debt instruments during the year ended December 31, 2015. All of these debt facilities, other than the CB&T Credit Facility and the Opus Credit Facility, began to incur interest expense subsequent to the third quarter of 2014.

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

Gain on Sales of Real Estate

Gain on sales of real estate (excluding gain attributable to a non-controlling interest in 2015) increased $18,575,000 during the year ended December 31, 2015, as compared to 2014. The increase during the year ended December 31, 2015 was a result of the sale of eight real estate properties during 2015, resulting in gains totaling $21,666,000 (see further detail under "Real Estate Properties Held for Sale and Investment" below). We also recognized $153,000 of deferred gain under the installment method related to the sale of the condominiums located in Santa Barbara, California in 2012 due to the remaining repayment of the carry back loan during the first quarter of 2015. The gain from the sale of one of these properties was offset by net income attributable to a non-controlling interest of approximately $2,479,000, as a portion of the gain on sale of the property held within 720 University, LLC was attributable to the non-controlling interest.  During 2014, we sold two parcels of land and recognized deferred gains under the installment method in the total amount of $3,242,000.

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

Financial Condition

December 31, 2016 and 2015

Loan Portfolio

Our portfolio of loan investments decreased from 56 as of December 31, 2015 to 55 as of December 31, 2016, and the average loan balance increased from $1,906,000 as of December 31, 2015 to $2,358,000 as of December 31, 2016.

As of December 31, 2016 and 2015, we had two and three impaired loans, respectively, totaling approximately $4,884,000 (3.8% of the portfolio) and $8,694,000 (8.1%), respectively. This included matured loans totaling $4,656,000 and $8,452,000 as of December 31, 2016 and 2015, respectively. In addition, seven loans of approximately $8,686,000 (6.7%) were past maturity but less than ninety days delinquent in monthly payments as of December 31, 2016 (combined total of $13,570,000 (10.5%) and $8,694,000 (8.1%), respectively, that are past maturity and impaired). Of the impaired and past maturity loans, none were in the process of foreclosure and none involved loans to borrowers who were in bankruptcy.  We foreclosed on one loan during the year ended December 31, 2016 with a principal balance of approximately $1,079,000 and obtained the property via the trustee sale. We foreclosed on no loans during the year ended December 31, 2015.

Of the $8,694,000 in loans that were impaired as of December 31, 2015, $7,615,000 remained impaired in 2016 (balance of $4,884,000 as of December 31, 2016) and one loan with a principal balance of $1,079,000 was foreclosed upon during 2016.

As of December 31, 2016 and 2015, approximately $129,454,000 (99.8%) and $106,502,000 (99.8%) of our loans are interest only and/or require the borrower to make a "balloon payment" on the principal amount upon maturity of the loan. To the extent that a borrower has an obligation to pay loan principal in a large lump sum payment, its ability to satisfy this obligation may be dependent upon its ability to sell the property, obtain suitable refinancing or otherwise raise a substantial cash amount. As a result, these loans involve a higher risk of default than fully amortizing loans. Borrowers occasionally are not able to pay the full amount due at the maturity date.  We may allow these borrowers to continue making the regularly scheduled monthly payments for certain periods of time to assist the borrower in meeting the balloon payment obligation without formally filing a notice of default.  These loans for which the principal and any accrued interest is due and payable, but the borrower has failed to make such payment of principal and/or accrued interest are referred to as "past maturity loans". As of December 31, 2016 and 2015, we had eight and two past maturity loans totaling approximately $13,342,000 and $8,452,000, respectively.
There were no loans modified as troubled debt restructurings during the years ended December 31, 2016 and 2015.

During the year ended December 31, 2014, the terms of one impaired loan were modified as a troubled debt restructuring. The loan was rewritten as the borrower had previously paid the principal balance down partially from sale proceeds. The maturity date was extended by six months to April 2015. All other terms of the loan remained the same. The loan was repaid in full during the fourth quarter of 2015.

As of December 31, 2016 and 2015, we held the following types of loan investments:
	December 31, 2016	December 31, 2015
By Property Type:
Commercial	$102,442,111	$76,800,297
Residential	19,001,677	24,675,867
Land	8,238,523	5,267,643
	$129,682,311	$106,743,807
By Position:
Senior loans	$126,873,673	$103,716,010
Junior loans	2,808,638	3,027,797
	$129,682,311	$106,743,807

The types of property securing our commercial real estate loans are as follows as of December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Commercial Real Estate Loans:
Office	$33,608,898	$28,210,997
Retail	19,959,635	9,206,415
Storage	13,015,175	7,652,116
Apartment	11,366,570	13,094,806
Hotel	9,567,143	7,985,000
Industrial	7,376,477	3,483,318
Marina	3,500,000	3,500,000
Assisted care	1,328,213	947,645
Church	1,175,000	1,175,000
Golf course	1,145,000	1,145,000
Restaurant	400,000	400,000
	$102,442,111	$76,800,297

Scheduled maturities of loan investments as of December 31, 2016 and the interest rate sensitivity of such loans are as follows:
	Fixed Interest Rate	Variable Interest Rate	Total
Year ending December 31:
2016 (past maturity)	$13,341,827	$—	$13,341,827
2017	45,162,665	4,306,942	49,469,607
2018	48,873,030	5,499,498	54,372,528
2019	12,270,000	—	12,270,000
2020	—	—	—
2021	—	—	—
Thereafter (through 2028)	228,349	—	228,349
	$119,875,871	$9,806,440	$129,682,311

Currently, our variable rate loans use as indices the three-month or six-month LIBOR rates (1.0% and 1.32% respectively, at December 31, 2016) or include terms whereby the interest rate we charge is increased at a later date. Premiums over these indices have varied from 6.5% to 9.0% and may be higher or lower depending upon market conditions at the time the loan is made.

The following is a schedule by geographic location of loan investments as of December 31, 2016 and 2015:

	December 31, 2016		December 31, 2015
	Balance	Percentage	Balance	Percentage
California	$98,319,923	75.81%	$82,406,162	77.20%
Arizona	4,655,517	3.59%	10,103,722	9.47%
Colorado	1,595,000	1.23%	—	0.00%
Hawaii	1,450,000	1.12%	1,450,000	1.36%
Michigan	10,337,157	7.97%	6,335,000	5.93%
Nevada	3,669,584	2.83%	6,298,923	5.90%
Ohio	3,627,506	2.80%	—	0.00%
Oregon	—	0.00%	150,000	0.14%
Texas	6,027,624	4.65%	—	0.00%
	$129,682,311	100.00%	$106,743,807	100.00%

As of December 31, 2016 and 2015, our loans secured by real property collateral located in Northern California totaled approximately 53% ($69,179,000) and 71% ($75,971,000), respectively, of the loan portfolio. The Northern California region (which includes Monterey, Fresno, Kings, Tulare and Inyo counties and all counties north) is a large geographic area which has a diversified economic base. The ability of borrowers to repay loans is influenced by the economic strength of the region and the impact of prevailing market conditions on the value of real estate.

Our investment in loans increased by $22,839,000 (21%) during the year ended December 31, 2016 as a result of new loan originations during the year, net of loan payoffs and one loan foreclosure. As of December 31, 2016 and 2015, we had twenty-two and twenty-four construction/rehabilitation loans in our portfolio with aggregate outstanding principal balances totaling $46,330,000 and $34,416,000, respectively.

Allowance for Loan Losses

The allowance for loan losses increased (decreased) by approximately $864,000,  $(1,027,000) and $(1,870,000) (provsion, net of reversals and charge-offs) during the years ended December 31, 2016, 2015 and 2014, respectively.  The Manager believes that the allowance for loan losses is sufficient given the estimated underlying collateral values of impaired loans. There is no precise method used by the Manager to predict delinquency rates or losses on specific loans.  The Manager has considered the number and amount of delinquent loans, loans subject to workout agreements and loans in bankruptcy in determining allowances for loan losses, but there can be no absolute assurance that the allowance is sufficient.  Because any decision regarding the allowance for loan losses reflects judgment about the probability of future events, there is an inherent risk that such judgments will prove incorrect.  In such event, actual losses may exceed (or be less than) the amount of any reserve.  To the extent that we experience losses greater than the amount of its reserves, we may incur a charge to earnings that will adversely affect operating results and the amount of any dividends paid.

Changes in the allowance for loan losses for the years ended December 31, 2016, 2015 and 2014 were as follows:
	2016	2015	2014
Balance, beginning of period	$1,842,446	$2,869,355	$4,739,088
Provision for (reversal of) loan losses	1,284,896	(1,026,909)	(1,869,733)
Charge-offs	(447,520)	—	—
Recoveries	27,000	—	—
Balance, end of period	$2,706,822	$1,842,446	$2,869,355

As of December 31, 2016 and 2015, there was a general allowance for loan losses of $1,974,110 and $1,356,623, respectively, and a specific allowance for loan losses on one loan in the amount of $732,712 and $485,823, respectively.

Real Estate Properties Held for Sale and Investment

As of December 31, 2016, we held title to twenty-two properties that were acquired through foreclosure, with a total carrying amount of approximately $113,123,000 (including properties held in five limited liability companies and three corporations), net of accumulated depreciation of $3,151,000. As of December 31, 2016, properties held for sale total $75,843,000 and properties held for investment total $37,280,000. We foreclosed on one loan during the year ended December 31, 2016 with a principal balance of approximately $1,079,000 and obtained the property via the trustee sale. We foreclosed on no loans during the year ended December 31, 2015. When we acquire property by foreclosure, we typically earn less income on those properties than could be earned on loans and we may not be able to sell the properties in a timely manner.

Changes in real estate held for sale and investment during the years ended December 31, 2016, 2015 and 2014 were as follows:

	2016	2015	2014
Balance, beginning of period	$153,838,412	$163,016,805	$135,315,964
Real estate acquired through foreclosure	700,800	—	9,572,406
Investments in real estate properties	29,061,735	25,274,125	21,866,298
Amortization of deferred financing costs capitalized to construction project	119,471	207,347	120,952
Sales of real estate properties	(66,183,589)	(31,099,086)	(1,529,227)
Impairment losses on real estate properties	(3,227,807)	(1,589,434)	(179,040)
Depreciation of properties held for investment	(1,185,624)	(1,971,345)	(2,150,548)
Balance, end of period	$113,123,398	$153,838,412	$163,016,805

Thirteen of our twenty-two properties do not currently generate revenue. Three of the Company's twenty-four commercial leases are set to expire during 2017. All of the Company's twelve residential leases are either on a month-to-month basis or will expire in 2017. The Company expects that new leases will be signed with existing or new tenants for the majority of these spaces and at rental rates that are at market and are at or above expiring rental amounts.

For purposes of assessing potential impairment of value during 2016, 2015 and 2014, we obtained updated appraisals or other valuation support on several of our real estate properties held for sale and investment, which resulted in additional impairment losses on three, one and one properties, respectively, in the aggregate amount of approximately $3,228,000, $1,589,000 and $179,000, respectively, recorded in the consolidated statements of operations.

2016 Sales Activity

During the year ended December 31, 2016, we sold seven real estate properties (two partially) with details as follows:

	Net Sales Proceeds	Gain (Loss)
Light industrial building, Paso Robles, California	$6,023,679	$4,557,979
Commercial building in building complex, Roseville, California	455,132	280,836
169 condominium units and 160 unit renovated and unoccupied apartment building, Miami, Florida (held within TOTB Miami, LLC)*	74,072,951	19,292,364
61 condominium units, Lakewood, Washington (held within Phillips Road, LLC)	5,030,384	846,998
2 improved, residential lots, Auburn, California (held within Zalanta Resort at the Village, LLC)	186,353	89,675
Medical office condominium complex, Gilbert, Arizona (held within Zalanta Resort at the Village, LLC)	3,793,870	(30,010)
Unimproved, residential and commercial land, Gypsum, Colorado (three separate sales)	1,434,273	(540,079)
	$90,966,642	$24,497,763
* $32,881,000 of proceeds were used to pay off debt securing the properties and $7,934,000 was distributed to the non-controlling interest.

In September, 2016, TSV entered into a Purchase Agreement, as amended by Addendum 2, with Jianping Pan, Kawana Holdings LLC which has assigned its rights to Tahoe Chateau Land Holdings, LLC, a California limited liability company (the "Buyer"). Pursuant to the amended Purchase Agreement, TSV has agreed to sell to Buyer the approximately 8.0 acres of land and entitlements, including related parking and garage structures, owned by TSV in South Lake Tahoe, California, commonly known as The Chateau at the Village as further described in the Purchase Agreement (the "Purchased Property") for a total of $42.5 million, net of seller's credit which includes sales commissions (the "Purchase Price").  The property to be sold does not include the existing retail buildings and improvements (the "Retained Property").

The closing (the "Closing") of the transaction is subject to a number of conditions including, among others, a requirement that the responsible agency for the City of South Lake Tahoe, California approve a final subdivision map that is recorded establishing the Purchased Property and the Retained Property as separate legal parcels (the "Final Subdivision Map"). If the Final Subdivision Map is not recorded by March 31, 2017, the Closing date will be extended up to 60 days to allow TSV additional time to record the map. If, after such extension, the Final Subdivision Map is not recorded but all other closing conditions are satisfied, Addendum 2 provides that the Closing will be held with respect to the overall property, including the Purchased Property and the Retained Property, with the Retained Property to be conveyed back to TSV upon recording the Final Subdivision Map. There can be no assurance if or when the sale of the Purchased Property will be consummated.

Buyer has paid $13,000,000 as a refundable deposit into escrow.  Of this deposit, $3,000,000 has been released as a seller's credit out of escrow to pay certain Buyer expenses. The additional $32.5 million of Purchase Price is to be paid in cash at Closing.

As a result of the execution of the Purchase Agreement, the Company transferred approximately $6,066,000 of land basis from the first phase retail property (currently held for investment) to the second phase land being sold with this transaction. The basis of the property being sold is approximately $28,975,000 as of December 31, 2016.

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

2016 Foreclosure Activity

During the year ended December 31, 2016, the Company foreclosed on one loan secured by an office property located in Oakdale, California with a principal balance of approximately $1,079,000 and obtained the property via the trustee's sale. In addition, accrued interest and advances made on the loan (for items such as legal fees and delinquent property taxes) in the total amount of approximately $70,000 were capitalized to the basis of the property. A specific loan allowance has been previously established on this loan of approximately $495,000. This amount was then recorded as a charge-off against the allowance for loan losses at the time of foreclosure, after a reduction of the previously established allowance in the amount of approximately $47,000 as a result of an updated appraisal obtained (net charge-off of $448,000). The property, along with a unit in the building purchased by the Company in 2015, was contributed into a new taxable REIT subsidiary, East G, LLC, in June 2016. The property is classified as held for sale as a sale is expected to be completed within a one year period.

2015 Foreclosure Activity

The Company foreclosed on no loans during the year ended December 31, 2015.

2014 Foreclosure Activity

During the year ended December 31, 2014, Sandmound Marina, LLC ("Sandmound") (wholly owned by the Company) foreclosed on a first mortgage loan secured by unimproved land and a marina and campground located in Bethel Island, California with a principal balance of approximately $2,960,000 and obtained the properties via the trustee's sale.In addition, advances made on the loan or incurred as part of the foreclosure in the total amount of approximately $282,000 were capitalized to the basis of the properties. The fair market values of the properties acquired were estimated to be higher than Sandmound's recorded investment in the subject loan, and, thus, a gain on foreclosure in the amount of approximately $257,000 was recorded.

During the year ended December 31, 2014, the Company foreclosed on a first mortgage loan secured by two adjacent, vacant buildings located in San Jose, California with a principal balance of approximately $690,000 and obtained the properties via the trustee's sale.In addition, accrued interest and advances made on the loan or incurred as part of the foreclosure in the total amount of approximately $158,000 were capitalized to the basis of the properties. The fair market values of the properties acquired were estimated to be higher than the Company's recorded investment in the subject loan, and, thus, a gain on foreclosure in the amount of approximately $208,000 was recorded.

During the year ended December 31, 2014, the Company foreclosed on a second mortgage loan secured by an assisted living facility located in Bensalem, Pennsylvania with a principal balance of approximately $3,420,000 and obtained the property via the trustee's sale.In addition, advances made on the loan or incurred as part of the foreclosure in the total amount of approximately $519,000 were capitalized to the basis of the property. In 2012, the Company had purchased the first mortgage loan on this property which it became subject to at the time of foreclosure. Thus, the Company's investment in this loan of approximately $1,079,000 was added to the basis of the property. The fair market value of the property acquired was estimated to approximate the Company's recorded investments in the subject loans.

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

The net income to the Company from 720 University was approximately $6,437,000 and $355,000 during the years ended December 31, 2015 and 2014, respectively. The non-controlling interest of the joint venture partner of approximately $5,000 as of December 31, 2015 is reported in the accompanying consolidated balance sheets. 720 University was dissolved in December 2015.
TOTB Miami, LLC

During the year ended December 31, 2011, the Company and two co-lenders (which included OFG and PRC Treasures, LLC, or PRC) foreclosed on a participated, first mortgage loan secured by a condominium complex located in Miami, Florida with a principal balance to the Company of approximately $26,257,000 and obtained an undivided interest in the properties via the trustee's sale. The Company and the other lenders formed a Florida limited liability company, TOTB Miami, to own and operate the complex. The complex consisted of three buildings, two of which were renovated and being leased, and in which 169 units remained unsold and one which has been contributed to a wholly-owned subsidiary of TOTB, TOTB North, and contained 160 vacant units that were recently renovated.
In March 2012, we made a priority capital contribution to TOTB in the amount of $7,200,000. TOTB then purchased PRC's member interest in TOTB for $7,200,000. Thus, the remaining members in TOTB are now the Company and OFG.  On the same date, the Company and OFG executed an amendment to the TOTB operating agreement to set the percentage of capital held by each at 80.74% for the Company and 19.26% for OFG based on the dollar amount of capital invested in TOTB. Income and loss allocations were made based on these percentages.

During 2014, TOTB contributed the vacant and unimproved 160 unit apartment building to a new wholly-owned entity, TOTB North. TOTB North then entered into a construction loan agreement which provided up to $21,304,000 for the purpose of renovating and improving the apartment building. As of December 31, 2016 and 2015, the balance on the construction loan was approximately $0 and $16,010,000, respectively. The construction project was substantially completed in March 2016. The loan was repaid in full with the closing of the sale of the TOTB property in September 2016 (see below).

During 2014, TOTB entered into a loan agreement whereby it borrowed $13,000,000 secured by the 154 renovated and leased condominium units in the Pointe building. The outstanding balance as of December 31, 2016 and 2015 was approximately $0 and $12,693,000, respectively. The loan bore interest at the floating daily three month LIBOR rate of interest plus 4.0% per annum, but in no event lower than 4.25%. Principal and interest was payable monthly with principal amortizing over 300 months. The loan was repaid in full with the closing of the sale of the TOTB property in September 2016 (see below).

All of the TOTB and TOTB North properties were sold in September 2016 for net sales proceeds of approximately $74,073,000, resulting in gain of approximately $19,292,000 ($15,577,000 to the Company after the gain attributable to the non-controlling interest of approximately $3,716,000).

The non-controlling interest of OFG totaled approximately $0 and $4,524,000 as of December 31, 2016 and 2015, respectively. The net income to the Company from TOTB was approximately $14,977,000,  $311,000 and $573,000 during the years ended December 31, 2016, 2015 and 2014, respectively.

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

During the years ended December 31, 2016, 2015 and 2014, we received capital distributions from 1850 in the total amount of $180,000, $177,000 and $170,000, respectively. The net income to the Company from its investment in 1850 De La Cruz was approximately $179,000, $175,000 and $170,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents and restricted cash decreased from approximately $8,481,000 as of December 31, 2015 to approximately $6,934,000 as of December 31, 2016 ($1,547,000 or 18% decrease) due primarily to cash used totaling $137,626,000 for investment in loans and real estate properties, net repayment of debt and dividends paid, which was offset by cash received totaling $137,107,000  from the sale of real estate properties (net of distributions to non-controlling interest) and principal collected on loans. In addition, the Company used $943,000 in cash for operating activities during 2016.

Interest and Other Receivables

Interest and other receivables increased from approximately $1,765,000 as of December 31, 2015 to $2,164,000 as of December 31, 2016 ($399,000 or 23% increase) due primarily to an additional unsecured loan of $250,000 made to our tenant in the assisted care facility located in Bensalem, Pennsylvania. The tenant is in the process of transitioning the facility and business to memory care in order to increase occupancy and income on the property and needed funds to continue to operate during this transition. The remaining increase was due primarily to growth in the loan portfolio during the year.

Deferred Financing Costs

Deferred financing costs accounted for as assets increased from approximately $126,000 as of December 31, 2015 to $172,000 as of December 31, 2016 ($46,000 or 36% increase) due primarily to a new origination fee and other loan costs paid on the amended CB&T Credit Facility during the year ended December 31, 2016, net of amortization of such costs.

Deferred Tax Assets, Net

Deferred tax assets increased from $0 as of December 31, 2015 to approximately $7,249,000 as of December 31, 2016 due to the transfer of two properties into ZRV and the conversion of ZRV into a TRS during the second quarter of 2016, which now makes the income (loss) from these real estate assets taxable. Due to temporary differences between the book and tax basis of these assets and net operating losses to date, a deferred tax asset and related income tax benefit totaling approximately $7,249,000 was recorded during the year ended December 31, 2016.

Dividends Payable

Dividends payable decreased from approximately $2,133,000 as of December 31, 2015 to $1,402,000 as of
December 31, 2016 ($731,000 or 34% decrease) primarily due to a decrease in Federal income taxes paid on undistributed capital gains on behalf of shareholders. In January 2016 a tax payment in the amount $1,314,000 was made (for 2015 undistributed capital gains), whereas in January 2017 a tax payment in the amount of $583,000 was made (for 2016 undistributed capital gains).

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities increased from approximately $3,359,000 as of December 31, 2015 to $3,700,000 as of December 31, 2016 ($341,000 or 10% increase), due primarily to increased payables related to the construction activities on the property owned by ZRV.

Lines of Credit Payable

Lines of credit payable decreased from $20,916,000 as of December 31, 2015 to $4,976,000 as of December 31 2016 ($15,940,000 or 76% decrease) due primarily to repayments on the lines of credit as a result of net proceeds received on the sales of real estate properties, net of new loan investments during the year ended December 31, 2016.

Notes and Loans Payable on Real Estate

Notes and loans payable decreased from approximately $45,459,000 as of December 31, 2015 to approximately $33,386,000 as of December 31, 2016 ($12,073,000 or 27% decrease) due primarily to the repayment in full of the TOTB Miami and TOTB North loans totaling approximately $32,881,000 as a result of the sale of the related properties during the year ended December 31, 2016, repayment of two notes payable secured by TSV and ZRV real estate totaling $3,400,000, net of an increase in debt of approximately $19,897,000 from the new ZRV construction loan obtained during the year.

Non-controlling Interests

Non-controlling interests decreased from approximately $4,529,000 as of December 31, 2015 to $0 as of December 31, 2016 ($4,529,000 or 100% decrease), due to the sale of the properties owned by TOTB Miami and the distribution of net proceeds to the non-controlling interest during the year ended December 31, 2016. The TOTB Miami LLC was dissolved in December 2016.

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

We calculate AFFO by adding or subtracting from FFO the impact of non-cash accounting items, as well as gains/losses on sales of other real estate. We adjust for these items to analyze our ability to produce cash flow from on-going operations, which we use to pay dividends to our shareholders. Non-cash adjustments to FFO include the following: provisions for (reversals of) loan losses; amortization of deferred financing costs; depreciation of other assets; impairment of other real estate; accretion of loan discount; gain on foreclosure of loans; straight-line rental adjustments and deferred income tax benefit.

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

The following table reconciles FFO and AFFO to comparable GAAP financial measures:

	For the Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Funds from Operations
Net income attributable to common stockholders	$24,409,770	$23,569,116	$7,929,629
Adjustments:
Depreciation and amortization of real estate	1,231,187	2,014,462	2,221,528
Depreciation allocated to non-controlling interests	—	(86,401)	(125,921)
Impairment losses on depreciable real estate	1,117,657	—	179,040
Gain on sales of depreciable real estate, net	(24,948,167)	(19,525,445)	(2,926,904)
Gain on sales of depreciable real estate allocated to non-controlling interest	3,715,709	2,479,268	—
Adjustments for unconsolidated ventures	551	1,549	—
FFO attributable to common stockholders	$5,526,707	$8,452,549	$7,277,372
Basic and diluted FFO per common share	$0.54	$0.80	$0.68

Adjusted Funds from Operations
FFO attributable to common stockholders	$5,526,707	$8,452,549	7,277,372
Adjustments:
Non-cash items:
Provision for (reversal of) loan losses	1,284,896	(1,026,909)	(1,869,733)
Amortization of deferred financing costs	456,168	367,471	132,723
Depreciation of other assets	27,118	37,719	34,049
Impairment of other real estate	2,110,150	1,589,434	—
Accretion of discount on loan to interest income	—	(536,816)	(122,004)
Gain on foreclosure of loans	—	—	(464,754)
Straight-line rental adjustments	(52,741)	(32,324)	49,161
Deferred income tax benefit	(7,248,977)	—	—
Less:
Loss (gain) on sales of other real estate, net	450,404	(2,293,107)	(316,455)
AFFO attributable to common stockholders	$2,553,725	$6,558,017	$4,720,359

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

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover probable incurred credit losses in the Company's loan portfolio. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Loan losses deemed to be uncollectible are charged against the allowance for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses. As of December 31, 2016, management believes that the allowance for loan losses of approximately $2,707,000 is adequate in amount to cover probable incurred credit losses. Because of the number of variables involved, the magnitude of the swings possible and management's inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by management. As of December 31, 2016, two loans totaling approximately $4,884,000 were impaired. One of these loans of approximately $4,656,000 was past maturity as of December 31, 2016. During the year ended December 31, 2016, we recorded a net increase in the allowance for loan losses of approximately $864,000 (increase in the specific allowance of $694,000, increase in the general allowance of approximately $591,000, recovery of $27,000, net of charge-off of approximately $448,000).  Management believes that the allowance for loan losses is sufficient given the estimated fair value of the collateral underlying impaired and past maturity loans and based on historical loss and delinquency factors applied to performing loans by class.

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

We require liquidity to:
•	fund future loan investments;
•	to develop, improve and maintain real estate properties;
•	to repay principal and interest on our borrowings;
•	to pay our expenses, including compensation to our Manager;
•	to pay U.S. federal, state, and local taxes of our TRSs;
•	to distribute annually a minimum of 90% of our REIT taxable income and to make investments in a manner that enables us to maintain our qualification as a REIT; and
•	to make tax payments associated with undistributed capital gains.

We intend to meet these liquidity requirements primarily through the following:
•	the use of our cash and cash equivalent balances of $434,000 as of December 31, 2016;
•	cash generated from operating activities, including interest income from our loan portfolio and income generated from our real estate properties;
•	proceeds from the sales of real estate properties;
•	proceeds from our line of credit;
•	proceeds from future borrowings including additional lines of credit;

•	proceeds from the construction loan obtained by ZRV for construction of a new mixed-use retail and residential building; and
•	proceeds from potential future offerings of our equity securities.

The following table summarizes our cash flow activity for the periods presented:

	Year Ended December 31,
	2016	2015	2014
Net cash (used in) provided by operating activities	$(943,292)	$5,880,684	$2,967,167
Net cash provided by (used in) investing activities	41,447,991	(9,376,732)	(38,875,451)
Net cash (used in) provided by financing activities	(41,326,298)	3,338,345	29,163,095

During the years ended December 31, 2016 and 2015, our unrestricted cash and cash equivalents decreased approximately $822,000 and $158,000, respectively. The decrease during 2016 was primarily due to more cash used for investments in loans and real estate properties and net repayment of debt as compared to cash received from the sales of real estate properties and principal payments on loans during the year. The decrease during 2015 was primarily due to investments in new loans and capitalized costs related to construction on the second phase retail/residential portion of the land now owned by Zalanta, net of proceeds from the sales of eight real estate properties during the year.

Operating Activities

Cash flows from operating activities are primarily rental and other income from real estate properties, net of real estate expenses, and interest received from our investments in loans, partially offset by payment of operating expenses. For the years ended December 31, 2016 and 2015, cash flows from operating activities decreased $6,824,000 and increased $2,914,000, respectively, as compared to the previous year. The decrease during 2016 reflects decreased cash flow from rental properties as a result of the sale of four operating properties during 2015 and five during 2016 and higher management and service fees, general and administrative expenses and interest expense during 2016 as compared to 2015. The increase during 2015 was due to increased cash flow from rental properties as a result of increased occupancy and rental rates, completion and leasing of the TSV retail complex during the fourth quarter of 2014 and increased interest income on performing loans and collected on impaired loans during 2015.

Investing Activities

Net cash provided by (used in) investing activities for the periods presented reflect our investing activity. For the years ended December 31, 2016 and 2015, cash flows from investing activities increased $50,825,000 and $29,499,000, respectively, as compared to the previous year. Approximately $41,448,000 was provided by investing activities during 2016 as $145,977,000 was received from the sales of real estate properties, the payoff of loans and transfer from restricted cash, which was partially offset by an aggregate of $104,679,000 that was used for investment in loans and improvements to real estate properties during the year. Approximately $9,377,000 was used in investing activities during 2015 as an aggregate of $93,324,000 was used for investment in loans, improvements to real estate properties and transfer to restricted cash, which was partially offset by net proceeds from the sales of real estate properties and the payoff of loans totaling $83,818,000 during the period.

Financing Activities

Net cash used in financing activities during 2016 totaled approximately $41,326,000 and consisted primarily of $28,354,000 of net repayments on our lines of credit and notes payable, $8,144,000 of distributions to non-controlling interests and $4,593,000 of dividends paid to stockholders.  Net cash provided by financing activities during 2015 of approximately $3,338,000 reflects net advances on CB&T and Opus Credit Facilities of $9,466,000, $28,603,000 in additional borrowings on notes and loans payable and a $279,000 contribution from non-controlling interest, net of dividends paid to stockholders of approximately $4,817,000, distribution of non-controlling interest of $2,592,000, purchase of treasury stock pursuant to the 2015 Repurchase Plan of $7,503,000, payment of deferred financing costs of $42,000 and repayments of notes payable of $20,056,000.

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

Contractual Obligations and Commitments
The table below summarizes our known contractual obligations as of December 31, 2016 and in future periods in which we expect to settle such obligations. The table does not reflect the effect of actual repayments or draws on the obligations or any new financing obtained subsequent to year end.

	Payment due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Recourse indebtedness:
Line of credit payable (1)	$4,976,000	$—	$4,976,000	$—	$—
Loans payable on real estate	13,634,889	392,375	826,740	12,415,774	—
Construction loan payable (2)	20,213,560	20,213,560	—	—	—
Total recourse indebtedness	38,824,449	20,605,935	5,802,740	12,415,774	—
Non-recourse indebtedness:
Notes payable on real estate	—	—	—	—	—
Total non-recourse indebtedness	—	—	—	—	—
Total indebtedness	38,824,449	20,605,935	5,802,740	12,415,774	—

Interest payable (3)	2,638,313	1,254,681	925,042	458,590	—
Real estate construction/renovation contracts	8,067,882	8,067,882	—	—	—
Commitments to reimburse tenant improvements	94,677	94,677	—	—	—
Funding commitments to borrowers (4)	31,490,020	31,490,020	—	—	—
Total Obligations	$81,115,341	$61,513,195	$6,727,782	$12,874,364	$—

(1)	As of December 31, 2016, the Company had the ability to borrow $22,625,000 on its line of credit.
(2)	Total available to advance for construction is $31,000,000 and management expects that this amount will be advanced monthly to arrive at that balance by April 2017.
(3)
Variable-rate indebtedness assumes a prime rate of 3.75% (actual rate at December 31, 2016) through the original maturity date of the financing.  Interest payable is based on balances outstanding as of December 31, 2016.

(4)	Amounts represent the commitments we have made to fund borrowers in our existing lending arrangements as of December 31, 2016.

The table above does not reflect amounts due to the Manager pursuant to our charter, as described below, as the charter does not provide for a fixed and determinable payment.

Management Agreement and Charter
The Manager provides services to the Company pursuant to the Management Agreement with the Manager dated May 20, 2013, and is entitled to receive a management fee, servicing fee, late fees, other miscellaneous fees, and the reimbursement of certain expenses as described in the Company's charter. In consideration of the management services rendered to the Company, OFG is entitled to receive from the Company a management fee payable monthly, subject to a maximum of 2.75% per annum of the average unpaid balance of the mortgage loans at the end of each month in the calendar year. In addition, OFG in is also entitled to a monthly loan servicing fee, which, when added to all other fees paid in connection with the servicing of a particular loan, does not exceed the lesser of the customary, competitive fee paid in the community where the loan is placed for the provision of such services on that type of loan, or up to 0.25% per annum of the unpaid principle balance of the loans. Pursuant to the charter, OFG also receives all late payment charges from borrowers on loans owned by the Company, as well as, other miscellaneous fees which are collected from loan payments, loan payoffs or advances from loan principal, payable in cash on a monthly basis following the end of each month.

In addition, OFG is reimbursed by the Company for the actual cost of goods, services and materials used for or by the Company and paid by OFG and the salary and related salary expense of OFG's non-management and non-supervisory personnel performing services for the Company which could be performed by independent parties, including tax, accounting, and legal expenses (subject to certain limitations in the Management Agreement). Expense reimbursements to OFG are made in cash on a monthly basis following the end of each month. The Company's reimbursement obligation is not subject to any dollar limitation.
The Management Agreement and the terms of the charter compensation and expense reimbursement  shall remain in effect for the duration of the existence of the Company, unless earlier terminated by the affirmative vote of the holders of a majority of the outstanding shares of Common Stock, automatically, or by OFG, or by the Company in accordance with the Agreement.
Company Debt

The terms of the Company debt are discussed in further detail in our consolidated financial statements under "Note 7 – Lines of Credit Payable" and "Note 8 – Notes and Loans Payable on Real Estate" in Item 8 of this Annual Report.

CB&T Line of Credit

As of December 31, 2016, the Company has one credit facility. The total amount available to borrow under the CB&T Credit Facility was $22,625,000 and the balance outstanding was $4,976,000 (leaving $17,649,000 available). As of March 10, 2017, the total amount available to borrow under the CB&T Credit Facility is $41,182,000 and the balance outstanding is $13,314,000 (leaving $27,868,000 available).  Interest on borrowings under the CB&T Credit Facility are payable monthly and, as a result of the amendment to the facility entered into in March 2016 to expand the line of credit and extend its maturity, all amounts outstanding under the facility are to be repaid not later than March 1, 2018 and advances may be made up to that date.

Tahoe Stateline Venture, LLC Loan Payable
The balance of the TSV Loan was approximately $13,635,000 as of December 31, 2016 and $13,538,000 as of March 10, 2017. TSV borrowed $10,445,000 at the first closing under the TSV Loan and an additional $3,830,000 in September 2015. TSV makes monthly payments of principal and accrued interest and the balance of the loan is due on the maturity date, which is January 1, 2021.

ZRV Construction Loan
The construction loan among ZRV and ZRV II as the Borrowers and Western Alliance Bank as the lender (the "ZRV Loan") will provide the Borrowers up to $31,000,000, subject to the terms and conditions of the loan, for the purposes of financing the construction of a new mixed-use retail and residential building (the "Project") in South Lake Tahoe, California. The balance of the ZRV Loan was approximately $20,214,000 as of December 31, 2016 and approximately $23,408,000 as of March 10, 2017. Monthly interest only payments are required from an established interest reserve. In addition, on the last day of the calendar quarter in which a Certificate of Occupancy is obtained with respect to completion of the first condominium in the Project, and, continuing on the last day of each calendar quarter thereafter during the term of the Loan, $6 million of principal is required to be repaid. The balance of the ZRV Loan is due on August 3, 2018.

Commitments and Contingencies

As of December 31, 2016, we have commitments to advance additional funds to borrowers of construction, rehabilitation and other loans (including interest reserves) in the total amount of approximately $31,490,000.
We have entered into various contracts for design, architectural, engineering, foundation work and construction for the development of the land owned by ZRV. The aggregate amount of these contracts as of the date of this filing is approximately $33,809,000 of which approximately $26,013,000 has been incurred as of December 31, 2016 in addition to other capitalized costs related to the construction project of $3,801,000 (total of $29,814,000). We expect that all costs for this project will be paid from the construction loan or cash reserves. It is possible that additional change orders will be submitted and construction costs may be higher than expected.

We have entered into various contracts for design, architectural and engineering for the development of the land owned by ZRV II. The aggregate amount of these contracts totaled approximately $1,021,000 of which approximately $845,000 had been incurred as of December 31, 2016 in addition to other capitalized costs related to the project of $265,000 (total of $1,110,000). We expect that all costs for this phase of the project will be paid from cash reserves and/or advances from the CB&T Credit Facility. It is possible that additional change orders will be submitted and costs may be higher than expected.

Contingency Reserves

We are required to maintain cash, cash equivalents and marketable securities as contingency reserves in an aggregate amount of at least 1.50% of Capital (as defined in our charter). Although the Manager believes the contingency reserves are adequate, it could become necessary for us to sell or otherwise liquidate certain of our investments or other assets to cover such contingencies on terms which might not be favorable to the Company. The contingency reserves held in restricted cash were approximately $3,738,000 and $3,809,000 as of December 31, 2016 and 2015, respectively.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and real estate values. The primary market risks that we are exposed to are interest rate risk and real estate risk.

Interest Rate Risk

Interest rate risk is highly sensitive to many factors, including governmental monetary tax policies, domestic and international economic and political considerations and other factors beyond our control.

Our operating results are exposed to the risks related to interest rate fluctuations as the results depend to a significant extent on the differences between income from our loans and our borrowing costs. We generally originate fixed rate loan investments and partially finance those investments with floating rate liabilities.  Our investments in fixed rate assets are generally exposed to changes in value due to interest rate fluctuations; however, the short maturity and low debt to investments of our loan portfolio are intended to partially offset that risk. Our average weighted maturity of fixed rate loans as of December 31, 2016 was approximately 13 months though in the past we have extended the maturity date on certain loans which would increase our exposure to interest rate risk.  In addition, our outstanding variable rate debt to loan investments as of December 31, 2016 was 19%. All of our variable rate investment loans and certain of our borrowings are subject to various interest rate floors. As a result, the impact of a change in interest rates may be different on our interest income than it is on our interest expense.  As a result of the floors on our variable rate investment loans (which are a small part of our loan portfolio), and the short term nature of these loans, the impact of a change in prevailing interest rates on our income is unlikely to be material.

The following table projects the potential impact on our interest expense for a 12-month period assuming an instantaneous increase of 100 basis points in 3 Month LIBOR and one percent in the Prime Rate based on balances outstanding as of December 31, 2016:

	As of or for the year ended December 31, 2016
	Variable Rate Loans tied to 3 Mo. Libor	Variable Rate Loans tied to Prime Rate	Total

Aggregate Principal Balance of Debt	$—	$25,189,560	$25,189,560

Effect of 100 basis point increase in 3 Mo. Libor	$—	$—	$—
Effect of one percent increase in the Prime Rate	—	251,896	251,896
Totals	$—	$251,896	$251,896

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
Walnut Creek, California

We have audited the accompanying consolidated balance sheets of Owens Realty Mortgage, Inc. (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules III and IV of the Company listed in the accompanying index (at Item 8). We also have audited the Company's internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedules and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Owens Realty Mortgage, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ Crowe Horwath LLP
Sacramento, California
March 15, 2017

OWENS REALTY MORTGAGE, INC.

Consolidated Balance Sheets
December 31,

Assets	2016	2015
Cash and cash equivalents	$434,243	$1,255,842
Restricted cash	6,500,000	7,225,371
Loans, net of allowance for loan losses of $2,706,822 in 2016 and $1,842,446 in 2015	126,975,489	104,901,361
Interest and other receivables	2,164,335	1,764,918
Other assets, net of accumulated depreciation and amortization of $251,729 in 2016 and $275,277 in 2015	803,676	741,001
Deferred financing costs, net of accumulated amortization of $107,744 in 2016 and $323,325 in 2015	171,855	126,308
Deferred tax assets, net	7,248,977	—
Investment in limited liability company	2,140,482	2,141,032
Real estate held for sale	75,843,635	100,191,166
Real estate held for investment, net of accumulated depreciation of $3,151,427 in 2016 and $2,915,596 in 2015	37,279,763	53,647,246

Total assets	$259,562,455	$271,994,245
Liabilities and Equity
Liabilities:
Dividends payable	$1,402,496	$2,133,455
Due to Manager	360,627	408,643
Accounts payable and accrued liabilities	3,699,859	3,359,294
Deferred gains	209,662	209,662
Lines of credit payable	4,976,000	20,915,500
Notes and loans payable on real estate	33,385,934	45,458,844
Total liabilities	44,034,578	72,485,398
Commitments and Contingencies (Note 15)
Equity:
Stockholders' equity:
Preferred stock, $.01 par value per share, 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2016 and 2015	—	—
Common stock, $.01 par value per share, 50,000,000 shares authorized, 11,198,119 shares issued, 10,247,477 shares outstanding at December 31, 2016 and 2015	111,981	111,981
Additional paid-in capital	182,437,522	182,437,522
Treasury stock, at cost – 950,642 shares at December 31, 2016 and 2015	(12,852,058)	(12,852,058)
Retained earnings	45,830,432	25,282,553
Total stockholders' equity	215,527,877	194,979,998
Non-controlling interests	—	4,528,849
Total equity	215,527,877	199,508,847

Total liabilities and equity	$259,562,455	$271,994,245

The accompanying notes are an integral part of these consolidated financial statements.

OWENS REALTY MORTGAGE, INC.

Consolidated Statements of Income
Years Ended December 31,

	2016	2015	2014

Revenues:
Interest income on loans	$8,922,142	$8,277,004	$5,382,019
Rental and other income from real estate properties	7,977,400	12,791,096	12,268,214
Income from investment in limited liability company	179,449	175,451	169,999
Other income	—	—	19
Total revenues	17,078,991	21,243,551	17,820,251
Expenses:
Management fees to Manager	3,286,470	2,051,134	1,726,945
Servicing fees to Manager	298,770	186,467	156,995
General and administrative expense	1,568,890	1,278,994	1,661,210
Rental and other expenses on real estate properties	7,045,848	8,510,110	8,158,038
Depreciation and amortization	1,258,305	2,052,181	2,255,577
Interest expense	2,859,294	1,938,113	1,161,822
Bad debt expense from uncollectible rent	14,678	152,805	3,396
Provision for (recovery of) loan losses	1,284,896	(1,026,909)	(1,869,733)
Impairment losses on real estate properties	3,227,807	1,589,434	179,040
Total expenses	20,844,958	16,732,329	13,433,290
Operating (loss) income	(3,765,967)	4,511,222	4,386,961
Gain on sales of real estate, net	24,497,763	21,818,553	3,243,359
Gain on foreclosure of loans	—	—	464,754
Net income before income tax expense	20,731,796	26,329,775	8,095,074
Income tax benefit (expense)	7,248,977	(93,335)	—
Net income	27,980,773	26,236,440	8,095,074
Less: Net income attributable to non-controlling interests	(3,571,003)	(2,667,324)	(165,445)

Net income attributable to common stockholders	$24,409,770	$23,569,116	$7,929,629

Per common share data:
Basic and diluted earnings per common share	$2.38	$2.22	$0.74
Basic and diluted weighted average number of common shares outstanding	10,247,477	10,594,807	10,768,370
Dividends declared per share of common stock	$0.32	$0.41	$0.27

The accompanying notes are an integral part of these consolidated financial statements.

OWENS REALTY MORTGAGE, INC.

Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2016, 2015 and 2014

	Common Stock		Additional	Treasury Stock			Total	Non-
			Paid-in			Retained	Stockholders'	controlling	Total
	Shares	Amount	Capital	Shares	Amount	Earnings	Equity	Interests	Equity

Balances, January 1, 2014	11,198,119	$111,981	$182,437,522	(403,910)	$(5,023,668)	$2,348,575	$179,874,410	$6,351,896	$186,226,306

Net income	—	—	—	——	—	7,929,629	7,929,629	165,445	8,095,074
Dividends declared	—	—	—	——	—	(2,906,693)	(2,906,693)	—	(2,906,693)
Purchase of treasury stock	—	—	—	(26,208)	(325,488)	—	(325,488)	—	(325,488)
Contribution from non-controlling interest	—	—	—	—	—	—	—	112,533	112,533
Distributions to non-controlling interests	—	—	—	——	—	—	—	(2,455,121)	(2,455,121)
Balances, December 31, 2014	11,198,119	$111,981	$182,437,522	(430,118)	$(5,349,156)	$7,371,511	$184,571,858	$4,174,753	$188,746,611

Net income	—	—	—	—	—	23,569,116	23,569,116	2,667,324	26,236,440
Dividends declared	—	—	—	—	—	(4,344,417)	(4,344,417)	—	(4,344,417)
Tax payment made on behalf of stockholders (Note 9)	—	—	—	—	—	(1,313,657)	(1,313,657)	—	(1,313,657)
Purchase of treasury stock	—	—	—	(520,524)	(7,502,902)	—	(7,502,902)	—	(7,502,902)
Contribution from non-controlling interest	—	—	—	—	—	—	—	279,184	279,184
Distributions to non-controlling interests	—	—	—	—	—	—	—	(2,592,412)	(2,592,412)
Balances, December 31, 2015	11,198,119	$111,981	$182,437,522	(950,642)	$(12,852,058)	$25,282,553	$194,979,998	$4,528,849	$199,508,847

Net income	—	—	—	—	—	24,409,770	24,409,770	3,571,003	27,980,773
Dividends declared	—	—	—	—	—	(3,279,193)	(3,279,193)	—	(3,279,193)
Tax payment made on behalf of stockholders (Note 9)	—	—	—	—	—	(582,698)	(582,698)	—	(582,698)
Contribution from non-controlling interest	—	—	—	—	—	—	—	44,207	44,207
Distributions to non-controlling interests	—	—	—	—	—	—	—	(8,144,059)	(8,144,059)
Balances, December 31, 2016	11,198,119	$111,981	$182,437,522	(950,642)	$(12,852,058)	$45,830,432	$215,527,877	$—	$215,527,877

The accompanying notes are an integral part of these consolidated financial statements

OWENS REALTY MORTGAGE, INC.
Consolidated Statements of Cash Flows
Years ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$27,980,773	$26,236,440	$8,095,074
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Gain on sales of real estate, net	(24,497,763)	(21,818,553)	(3,243,359)
Gain on foreclosures of loans	—	—	(464,754)
Deferred income tax benefit	(7,248,977)	—	—
Income from investment in limited liability company	(179,450)	(175,451)	(169,999)
Provision for (reversal of) loan losses	1,284,896	(1,026,909)	(1,869,733)
Impairment losses on real estate properties	3,227,807	1,589,434	179,040
Depreciation and amortization	1,258,305	2,052,181	2,255,577
Amortization of deferred financing costs	456,168	367,471	132,723
Accretion of discount on loans	—	(536,816)	(122,004)
Changes in operating assets and liabilities:
Interest and other receivables	(441,985)	(282,538)	(944,608)
Other assets	(420,759)	(122,622)	(118,577)
Accounts payable and accrued liabilities	(2,314,291)	(526,952)	(752,081)
Due to Manager	(48,016)	124,999	(10,132)
Net cash (used in) provided by operating activities	(943,292)	5,880,684	2,967,167

Cash flows from investing activities:
Principal collected on loans	55,849,884	35,216,165	27,718,917
Investments in loans and other advances to borrowers	(78,272,140)	(68,739,645)	(44,805,577)
Investment in real estate properties	(26,406,879)	(23,607,553)	(21,605,288)
Net proceeds from disposition of real estate properties	89,401,642	48,602,328	1,822,020
Purchases of vehicles and equipment	(29,887)	(48,402)	(22,212)
Distribution received from investment in limited liability company	180,000	177,000	170,000
Transfer from (to) restricted cash, net	725,371	(976,625)	(2,153,311)
Net cash provided by (used in) investing activities	41,447,991	(9,376,732)	(38,875,451)

Cash flows from financing activities
Advances on notes payable	23,966,383	28,603,251	23,331,207
Repayments on notes payable	(36,380,880)	(20,055,762)	(800,954)
Advances on lines of credit	79,416,793	69,247,500	59,879,345
Repayments of lines of credit	(95,356,293)	(59,782,000)	(48,429,345)
Payment of deferred financing costs	(279,599)	(41,735)	(354,549)
Distributions to non-controlling interests	(8,144,059)	(2,592,412)	(2,455,121)
Contribution from non-controlling interest	44,207	279,184	112,533
Purchase of treasury stock	—	(7,502,902)	(325,488)
Dividends paid	(4,592,850)	(4,816,779)	(1,794,533)
Net cash (used in) provided by financing activities	(41,326,298)	3,338,345	29,163,095

Net decrease in cash and cash equivalents	(821,599)	(157,703)	(6,745,189)

Cash and cash equivalents at beginning of year	1,255,842	1,413,545	8,158,734

Cash and cash equivalents at end of year	$434,243	$1,255,842	$1,413,545

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for interest (excluding amounts capitalized)	$2,495,000	$1,570,887	$915,117
Cash paid during the year for interest that was capitalized	555,453	393,591	213,934
Cash paid during the year for income taxes	—	93,335	—

Supplemental Disclosure of Non-Cash Activity
Increase in real estate from loan foreclosures	700,800	—	9,107,652
Decrease in loans, net of allowance for loan losses, from loan foreclosures	(631,232)	—	(7,671,446)
Decrease in interest and other receivables from adding balances to loans	(69,568)	—	—
Decrease in interest and other receivables from loan foreclosures	—	—	(1,436,206)
Increase in loans from sales of real estate	1,595,000	4,650,000	—
Deferred financing costs paid from notes payable proceeds	—	—	1,121,711
Amortization of deferred financing costs capitalized to construction project	(119,471)	(207,347)	(120,952)
Capital expenditures financed through accounts payable	(2,654,856)	(1,666,572)	(261,010)
Dividends declared but not paid	(1,402,496)	(2,133,455)	(1,292,160)

The accompanying notes are an integral part of these consolidated financial statements.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

NOTE 1 – ORGANIZATION
Owens Realty Mortgage, Inc. (the "Company") was incorporated on August 9, 2012, under the laws of the State of Maryland. The Company is authorized to issue 50,000,000 shares of its $0.01 par value common stock (the "Common Stock"). In addition, the Company is authorized to issue 5,000,000 shares of preferred stock at $0.01 par value per share. The Company was created to effect the merger (the "Merger") of Owens Mortgage Investment Fund, a California Limited Partnership ("OMIF") with and into the Company as described in the Registration Statement on Form S-4, as amended, of the Company, declared effective on February 12, 2013 (File No. 333-184392).  The Merger was part of a plan to reorganize the business operations of OMIF so that it could elect to qualify as a real estate investment trust for Federal income tax purposes. The Merger was approved by OMIF limited partners on April 16, 2013 and was completed on May 20, 2013. The Company now, by virtue of the Merger, directly or indirectly owns all of the assets and business formerly owned by OMIF and is a deemed successor issuer to OMIF pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended. For accounting purposes, the merger of OMIF with and into the Company was treated as a transfer of assets and exchange of shares between entities under common control. The accounting basis used to initially record the assets and liabilities in the Company was the carryover basis of OMIF. The consolidated financial statements reflect the extinguishment of OMIF's partners' capital and replacement with 11,198,119 shares of Common Stock and additional paid –in capital as if the Merger occurred on January 1, 2013.

The Company has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code. As a REIT, the Company is permitted to deduct distributions made to its stockholders, allowing its operating income represented by such distributions to avoid taxation at the entity level and to be taxed generally only at the stockholder level. The Company currently intends to distribute all of its REIT taxable income, excluding net capital gains. As a REIT, however, the Company is subject to separate, corporate-level tax, including potential 100% penalty taxes under various circumstances, as well as certain state and local taxes. In addition, the Company's taxable REIT subsidiaries are subject to full corporate income tax. Furthermore, the Company's ability to continue to qualify as a REIT will depend upon its continuing satisfaction of various requirements, such as those related to the diversity of its stock ownership, the nature of its assets, the sources of its income and the distributions to its stockholders, including a requirement that the Company distribute to its stockholders at least 90% of its REIT taxable income on an annual basis (determined without regard to the dividends paid deduction and by excluding net capital gain).

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
Certain reclassifications have been made to the 2014 and 2015 consolidated financial statements to conform to the 2016 presentation. None of the reclassifications had an impact on net income or equity.
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

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

Recently Issued Accounting Standards
In November 2016, the FASB issued Accounting Standards Update ("ASU") 2016-18, "Statement of Cash Flows (Topic 230) – Restricted Cash", or ASU 2016-18. The amendments in ASU 2016-18 require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash and cash equivalents together when reconciling the beginning and end of period total amounts shown on the statement of cash flows. This standard is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted and requires adoption on a retrospective basis to each period presented. The adoption of ASU 2016-18 will result in the Company including its restricted cash with cash and cash equivalents when reconciling the beginning and ending amounts shown on its consolidated statement of cash flows.

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments", or ASU 2016-15. The amendments in ASU 2016-15 reflect eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. This standard is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted and requires adoption on a retrospective basis to each period presented, unless it is impracticable to apply, in which case, the amendment is required to be applied prospectively as of the earliest date practicable. Presently, the Company believes that the only impact from the adoption of ASU 2016-15 will be that distributions it receives from its equity method investment will be reported in cash flows from operating activities rather than financing activities on its consolidated statement of cash flows.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments", or ASU 2016-13. The amendments in ASU 2016-13 eliminate the probable and incurred credit loss recognition threshold in current GAAP and, instead, reflect an entity's current estimate of all expected credit losses. The amendments in ASU 2016-13 broaden the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The use of forecasted information incorporates more timely information in the estimate of expected credit loss. This standard is effective for interim and annual reporting beginning after December 15, 2019, with early adoption permitted for interim and annual reporting beginning after December 15, 2018. The Company is currently evaluating the impact that ASU 2016-13 may have on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-07, "Investments – Equity Method and Joint Ventures (Topic 323) – Simplifying the Transition to the Equity Method of Accounting", or ASU 2016-07. To simplify the accounting for equity method investments, the amendments in ASU 2016-07 eliminate the requirement in Topic 323 that an entity retroactively adopt the equity method of accounting if an investment qualifies for use of the equity method as a result of an increase in the level of ownership or degree of influence. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor's previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. This standard is effective for interim and annual reporting beginning after December 15, 2016, with early adoption permitted. The Company does not believe that adoption of ASU 2016-07 will have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)" or ASU 2016-02.  ASU 2016-02 amends existing guidance related to leases, primarily by requiring the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under the current accounting guidance. This standard is effective for interim and annual reporting beginning after December 15, 2018, with early adoption permitted.  The Company does not believe that adoption of ASU 2016-02 will have a material impact on its consolidated financial statements.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments- Overall (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities", or ASU 2016-1.  ASU 2016-01 amends existing guidance related to the disclosure, presentation, recognition and measurement of financial assets and financial liabilities.  This accounting standard primarily amends the accounting for certain equity investments, fair value disclosures and presentation of financial assets and financial liabilities. This standard is effective for interim and annual reporting beginning after December 15, 2017, with certain aspects available for early adoption.  The Company does not believe that the adoption of ASU 2016-01 will have a material impact on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," or ASU 2014-09. ASU 2014-09 broadly amends the accounting guidance for revenue recognition. ASU 2014-09's effective date was deferred one year by ASU 2015-14, and it is now effective for the first interim or annual period beginning after December 15, 2017, and is to be applied retrospectively to all periods presented or retrospectively with the cumulative effect recognized at the date of the initial application. Early adoption is not permitted. The Company expects that the majority of its revenue will not be impacted by the adoption of this accounting standard since the standard will not change its accounting policy for the recognition of interest income. The Company does not anticipate its revenue from real estate properties will be significantly impacted by this standard, however management is still evaluating the standard's impact as it relates to rental income and gain on sale of real estate when such sale is financed by the Company.

Recently Adopted Accounting Pronouncements

In April 2015, the FASB issued ASU 2015-03, "Interest - Imputation of Interest (Subtopic 835-30) – Simplifying the Presentation of Debt Issuance Costs," or ASU 2015-03. ASU 2015-03 simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU 2015-15 which clarified that the SEC would not object to entities continuing to report debt issuance costs on line of credit arrangements as assets. The recognition and measurement guidance for debt issuance costs are not affected by these ASUs. The Company adopted these ASUs retrospectively during 2016 and elected to continue to report its deferred financing costs on line of credit as assets, as allowed by the clarifying guidance issued in ASU 2015-15. Adoption of these standards resulted in net debt issuance costs (deferred financing costs) on the Company's debt (other than line of credit) being presented as a direct offset to the applicable debt on the balance sheet. Thus, both deferred financing costs and notes and loans payable on real estate on the accompanying consolidated balance sheets were decreased by $463,000 and $658,000 as of December 31, 2016 and 2015, respectively.

In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern," or ASU 2014-15. ASU 2014-15 introduces an explicit requirement for management to assess and provide certain disclosures if there is substantial doubt about an entity's ability to continue as a going concern. ASU 2014-15 is effective for the annual period ending after December 15, 2016. The adoption of ASU 2014-15 did not have a material impact on the Company's consolidated financial statements.

Cash and Cash Equivalents

Cash and cash equivalents include funds on deposit with financial institutions.

Restricted Cash

Restricted cash includes contingency reserves required pursuant to the Company's charter, non-interest bearing deposits required pursuant to the Company's lines of credit (see Note 7) and escrow deposits for property taxes and insurance to be paid on certain of the Company's real estate properties (see Note 10).

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and loans. The Company places its cash and cash equivalents with financial institutions and, at times, cash held may exceed the Federal Deposit Insurance Corporation, or "FDIC", insured limit. The Company has exposure to credit risk on its loans and other investments. The Company's Manager, OFG, will seek to manage credit risk by performing analysis of underlying collateral assets.

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

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

The determination of the general reserve for loans that are not considered impaired and are collectively evaluated for impairment is based on estimates made by management, to include, but not limited to, consideration of historical losses by portfolio segment, internal asset classifications, and qualitative factors to include economic trends in the Company's service areas, industry experience and trends, geographic concentrations, estimated collateral values, the Company's underwriting policies, the character of the loan portfolio, and probable incurred losses inherent in the portfolio taken as a whole.

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
Deferred Financing Costs

Issuance and other costs related to the Company's lines of credit and certain notes payable are capitalized and amortized to interest expense under either the straight-line or effective interest methods over the terms of the respective debt instruments. Deferred financing costs related to the construction loans in Zalanta Resort at the Village, LLC and TOTB North, LLC have been amortized to the construction projects under the straight-line method over the term of construction/renovation.

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

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

Real Estate Held for Sale
Real estate held for sale includes real estate acquired in full or partial settlement of loan obligations, generally through foreclosure, that is being marketed for sale. Real estate held for sale is recorded at acquisition at the property's estimated fair value less estimated costs to sell. Any excess of the recorded investment in the loan over the net realizable value is charged against the allowance for loan losses. Any excess of the net realizable value over the recorded investment in the loan is credited first to the allowance for loan losses as a recovery to the extent charge-offs had been recorded previously and, then to earnings as gain on foreclosure of loan.

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

Gains on the sale of real estate are recorded using the full accrual method whereby the amount by which the net sale proceeds exceeds the property's carrying amount is recorded as gain in full on the date of sale if the following criteria are met:

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

•
Reduced profit method – If the buyer's initial investment is adequate but the buyer's continuing investment is inadequate, as measured by the annual payments required by the buyer compared to a 20-year fully-amortizing payment if the sold property is land and the a fully-amortizing payment at a customary amortization term of a first mortgage loan by an independent established lending institution if the sold property is other real estate, the gain is recognized using the reduced profit method whereby gain is determined by discounting the receivable from the buyer to the present value of the lowest level of annual payments required by the sales contract over a maximum period (20 years for land and customary underwriting terms for other real estate) and excluding requirements to pay lump sums.  The present value is calculated using an appropriate interest rate, but not less than the rate stated in the sales contract.  In order for the reduced profit method to be used, payments by the buyer each year must at least cover a) the interest and principal amortization on the maximum first mortgage loan that could be obtained on the property, and b) interest, at an appropriate rate, on the excess of the aggregate actual debt on the property over such a maximum first mortgage loan. If such criteria are not met, the Company may recognize gain on the sale using the installment method or cost recovery method.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

Real Estate Held for Investment

Real estate held for investment includes real estate acquired in full or partial settlement of loan obligations, generally through foreclosure, that is not being marketed for sale and is either being operated, such as rental properties; is being managed through the development process, including obtaining appropriate and necessary entitlements, permits and construction; or are idle properties awaiting more favorable market conditions or properties the Company cannot sell without placing the Company's REIT status at risk or becoming subject to prohibited transactions penalty tax. Real estate held for investment is recorded at acquisition at the property's estimated fair value, less estimated costs to sell.

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

The Company has elected to be taxed as a REIT. As a result of the Company's REIT qualification and its distribution policy, the Company does not generally expect to pay U.S. federal corporate level income taxes. Many of the REIT requirements, however, are highly technical and complex. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that the Company distribute annually at least 90% of the Company's REIT taxable income, determined without regard to net capital gains, to the Company's stockholders. If the Company has previously qualified as a REIT and fails to qualify as a REIT in any subsequent taxable year and does not qualify for certain statutory relief provisions, the Company will be subject to U.S. federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may be precluded from qualifying as a REIT for the Company's four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain U.S. federal, state, local and foreign taxes on the Company's income and property and to U.S. federal income and excise taxes on the Company's undistributed REIT taxable income.

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

The accounting guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and  also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. A tax position is recognized as a benefit only if it is "more likely than not" that the position would be sustained in a tax examination, with a tax examination being presumed to occur. The Company has analyzed its various federal and state filing positions and believes that its income tax filing positions and deductions are well documented and supported. There was no reserve for uncertain tax positions recorded as of December 31, 2016 and 2015. Interest and penalties related to income tax matters, if any, are recorded as part of income tax expense in the consolidated statement of income.

Certain entities included in the Company's consolidated financial statements are subject to certain state and local taxes. These taxes are recorded as general and administrative expenses in the accompanying consolidated financial statements.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES
The following tables show the changes in the allowance for loan losses by portfolio segment for the years ended December 31, 2016, 2015 and 2014 and the allocation of the allowance for loan losses and loans as of December 31, 2016 and 2015 by portfolio segment and by impairment methodology:

	Commercial	Residential	Land
2016				Total

Allowance for loan losses:
Beginning balance	$1,140,530	$455,587	$246,329	$1,842,446
Charge-offs	(447,520)	—	—	(447,520)
Recoveries	27,000	—	—	27,000
Provision	144,961	875,731	264,204	1,284,896
Ending balance	$864,971	$1,331,318	$510,533	$2,706,822

Ending balance: individually evaluated for impairment	$—	$732,712	$—	$732,712

Ending balance: collectively evaluated for impairment	$864,971	$598,606	$510,533	$1,974,110

Ending balance	$864,971	$1,331,318	$510,533	$2,706,822

Loans:
Ending balance	$102,442,111	$19,001,677	$8,238,523	$129,682,311

Ending balance: individually evaluated for impairment	$—	$4,883,866	$—	$4,883,866

Ending balance: collectively evaluated for impairment	$102,442,111	$14,117,811	$8,238,523	$124,798,445

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

	Commercial	Residential	Land
2015				Total

Allowance for loan losses:
Beginning balance	$888,260	$1,975,112	$5,983	$2,869,355
Charge-offs	—	—	—	—
Provision (Reversal)	252,270	(1,519,525)	240,346	(1,026,909)
Ending balance	$1,140,530	$455,587	$246,329	$1,842,446

Ending balance: individually evaluated for impairment	$485,823	$—	$—	$485,823

Ending balance: collectively evaluated for impairment	$654,707	$455,587	$246,329	$1,356,623

Ending balance	$1,140,530	$455,587	$246,329	$1,842,446

Loans:
Ending balance	$76,800,297	$24,675,867	$5,267,643	$106,743,807

Ending balance: individually evaluated for impairment	$1,078,752	$7,615,055	$—	$8,693,807

Ending balance: collectively evaluated for impairment	$75,721,545	$17,060,812	$5,267,643	$98,050,000

	Commercial	Residential	Land
2014				Total

Allowance for loan losses:
Beginning balance	$932,651	$3,798,203	$8,234	$4,739,088
Charge-offs	—	—	—	—
(Reversal)	(44,391)	(1,823,091)	(2,251)	(1,869,733)
Ending balance	$888,260	$1,975,112	$5,983	$2,869,355

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

The following tables show an aging analysis of the loan portfolio by the time monthly payments are past due at December 31, 2016 and 2015:

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due
				Total Past Due Loans	Current Loans	Total Loans
December 31, 2016

Commercial	$—	$—	$—	$—	$102,442,111	$102,442,111
Residential	1,983,247	—	4,883,866	6,867,113	12,134,564	19,001,677
Land	1,080,000	—	—	1,080,000	7,158,523	8,238,523
	$3,063,247	$—	$4,883,863	$7,947,113	$121,735,198	$129,682,311

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due
				Total Past Due Loans	Current Loans	Total Loans
December 31, 2015

Commercial	$—	$—	$1,078,752	$1,078,752	$75,721,545	$76,800,297
Residential	—	—	7,615,055	7,615,055	17,060,812	24,675,867
Land	—	—	—	—	5,267,643	5,267,643
	$—	$—	$8,693,807	$8,693,807	$98,050,000	$106,743,807

All of the loans that were 90 or more days past due as listed above were on non-accrual status as of December 31, 2016 and 2015. The above table as of December 31, 2016 includes past maturity loans of approximately $8,686,000 in the Current Loan category ($3,675,000 Commercial of which $2,500,000 is less than 30 days and $1,175,000 is 30-59 days past maturity and $5,011,000 Residential all of which is greater than 90 days past maturity). These loans were current in making monthly interest payments and in the process of being extended, paid off or refinanced.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

The following tables show information related to impaired loans as of and for the years ended December 31, 2016, 2015 and 2014:

	As of December 31, 2016				Year Ended December 31, 2016
	Recorded Investment	Unpaid Principal Balance		Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$—	$—		$—	$1,684,877	$38,187
Residential	228,349	228,349		—	236,042	20,598
Land	—	—		—	—	—
	$228,349	$228,349	$		$1,920,919	$58,785
With an allowance recorded:
Commercial	$—	$—		$—	$865,285	$—
Residential	5,145,712	4,655,517		732,712	6,209,540	—
Land	—	—		—	—	—
	$5,145,712	4,655,517		$732,712	$7,074,825	$—
Total:
Commercial	$—	$—		$—	$2,550,162	$38,187
Residential	5,374,061	4,883,866		732,712	6,445,582	20,598
Land	—	—		—	—	—
	$5,374,061	$4,883,866		$732,712	$8,995,744	$58,785

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

	As of December 31, 2015				Year Ended December 31, 2015
	Recorded Investment	Unpaid Principal Balance		Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$—	$—		$—	$2,300,846	$639,935
Residential	8,063,450	7,615,055		—	8,217,114	192,491
Land	—	—		—	310,011	216,904
	$8,063,450	$7,615,055	$		$10,827,971	$1,049,330
With an allowance recorded:
Commercial	$1,144,864	$1,078,752		$485,823	$1,119,594	$49,442
Residential	—	—		—	—	—
Land	—	—		—	—	—
	$1,144,864	1,078,752		$485,823	$1,119,594	$49,442
Total:
Commercial	$1,144,864	$1,078,752		$485,823	$3,420,440	$689,377
Residential	8,063,450	7,615,055		—	8,217,114	192,491
Land	—	—		—	310,011	216,904
	$9,208,314	$8,693,807		$485,823	$11,947,565	$1,098,772

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

	Year Ended December 31, 2014
	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$16,686,997	$1,714,230
Residential	1,986,693	688,196
Land	2,440,015	173,484
	$21,113,705	$2,575,910
With an allowance recorded:
Commercial	$1,079,681	$47,958
Residential	7,983,366	150,000
Land	—	—
	$9,063,047	$197,958
Total:
Commercial	$17,766,678	$1,762,188
Residential	9,970,059	838,196
Land	2,440,015	173,484
	$30,176,752	$2,773,868

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

Troubled Debt Restructurings

The Company had recorded specific loan loss allowances of approximately $733,000 and $486,000 on loans totaling $5,374,000 and $9,208,000 (recorded investments before allowance) to borrowers whose loan terms had been modified in troubled debt restructurings as of December 31, 2016 and 2015, respectively.  The Company has not committed to lend additional amounts to any of these borrowers, other than discussed below.

There were no loans modified as troubled debt restructurings during the years ended December 31, 2016 and 2015.

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

The following table shows information related to the loan modification made by the Company during the year ended December 31, 2014 that constituted a troubled debt restructuring:

	Modifications During the Year Ended December 31, 2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Troubled Debt Restructurings That Occurred During the Year
Land	1	$1,860,068	$1,860,068

There were no loans modified as troubled debt restructurings during the previous twelve months that defaulted during the years ended December 31, 2016, 2015 and 2014. Generally, the Company considers a loan as having defaulted if its payments are delinquent 90 days or more.

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

During the years ended December 31, 2016, 2015 and 2014, the Company received capital distributions from 1850 in the total amount of $180,000, $177,000 and $170,000, respectively. The net income to the Company from its investment in 1850 De La Cruz was approximately $179,000, $175,000 and $170,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

NOTE 5 - REAL ESTATE HELD FOR SALE
Real estate properties held for sale as of December 31, 2016 and 2015 consisted of properties acquired through foreclosure classified by property type as follows:
	December 31, 2016	December 31, 2015
Land (including land under development)	$73,140,659	$42,071,143
Residential	—	51,942,601
Office	732,539	4,716,487
Industrial	—	1,460,935
Golf course	1,970,437	—
	$75,843,635	$100,191,166

Transfers

During the year ended December 31, 2016, the Company transferred four properties with carrying amounts totaling approximately $10,052,000 (one land, one office unit, one golf course and one condominium) from "Held for Investment" to "Held for Sale" as the properties were listed for sale and sales were expected within a one year period.

During the year ended December 31, 2015, the Company transferred one property (golf course) with a carrying amount of approximately $1,954,000 from "Held for sale" to "Held for investment" because the property was no longer listed for sale and a sale was not likely within the next year. In addition, during the year ended December 31, 2015, the Company transferred seven properties (two industrial, two residential, one land, one storage and one marina) with carrying amounts totaling approximately $64,628,000 from "Held for investment" to "Held for sale" as the properties were listed for sale and sales were expected within the next year.

During the year ended December 31, 2014, the Company transferred three properties (one land, one marina and one residential) with carrying amounts totaling approximately $2,289,000 from "Held for sale" to "Held for investment" because the properties were no longer listed for sale and sales were not likely within the next year. In addition, during the year ended December 31, 2014, the Company transferred five properties (two land, two retail and one office) with carrying amounts totaling approximately $56,405,000 from "Held for investment" to "Held for sale" as the properties were listed for sale and sales were expected within the next year.

No losses were recorded as a result of transfers between "Held for sale" and "Held for investment" categories for the years ended December 31, 2016, 2015 and 2014.

Impairment Losses

During the year ended December 31, 2016, the Company recorded impairment losses totaling $3,228,000 on the unimproved residential and commercial land located in Gypsum, Colorado ($2,110,000), the medical office condominium property located in Gilbert, Arizona ($1,094,000) and the office condominium complex located in Oakdale, California ($24,000) due to reductions in the fair market value estimated by management and/or related to agreements signed by the Company to sell the properties at prices that were lower than the book values of the properties. See "Sales" below.

During the year ended December 31, 2015, the Company recorded impairment losses totaling approximately $1,589,000 on the unimproved residential and commercial land located in Gypsum, Colorado due to a new appraisal obtained as of December 31, 2015 and a decrease in the listing price of the property.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

During the year ended December 31, 2014, the Company recorded an impairment loss of $179,000 on the marina property located in Oakley, California due to a reduction in the fair market value estimated by management and a reduction in the listing price of the property.

Sales

During the year ended December 31, 2016, the Company sold seven real estate properties (two office, one industrial, two residential and two land) for aggregate net sales proceeds of approximately $89,402,000 and a carryback note in the amount of $1,595,000, resulting in net gain on sales of real estate totaling approximately $24,498,000 ($20,782,000 to the Company after $3,716,000 gain attributable to non-controlling interest). All of the gains from 2016 sales were accounted for using the full accrual method.

During the year ended December 31, 2015, the Company sold eight real estate properties (three retail, one residential, one storage, one industrial, one land and one marina) for aggregate net sales proceeds of approximately $48,602,000 and a carryback note in the amount of $4,650,000, resulting in gain on sales of real estate totaling approximately $21,666,000 ($19,187,000 to the Company after $2,479,000 gain attributable to non-controlling interest). All of the gains from 2015 sales were accounted for using the full accrual method. In addition, the Company recognized gain of approximately $153,000 during the year ended December 31, 2015 that had previously been deferred related to the sale of  a real estate property in 2012.  The gain on the sale of that property was being accounted for under the installment method.

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

In September, 2016, Tahoe Stateline Venture, LLC, a California limited liability company ("TSV") that is wholly-owned by the Company, entered into a Land and Entitlement Purchase Agreement, (the "Purchase Agreement") with Jianping Pan, Kawana Holdings LLC which has assigned its rights under the Purchase Agreement to Tahoe Chateau Land Holdings, LLC, a California limited liability company (the "Buyer"). Pursuant to the Purchase Agreement, TSV has agreed to sell to Buyer the approximately 8.0 acres of land and entitlements, including related parking and garage structures, owned by TSV in South Lake Tahoe, California, commonly known as The Chateau at the Village as further described in the Purchase Agreement (the "Purchased Property") for a total of $42.5 million, net of seller's credit which includes sales commissions (the "Purchase Price").  The property to be sold does not include the existing retail buildings and improvements (the "Retained Property").

The closing (the "Closing") of the transaction is subject to a number of conditions, and on November 18, 2016 the parties entered an Addendum ("Addendum 2") that amends the Purchase Agreement to provide that the Closing will occur on or about March 31, 2017 subject to customary closing conditions and to add additional closing conditions including, among others, a requirement that the responsible agency for the City of South Lake Tahoe, California approve a final subdivision map that is recorded establishing the Purchased Property and the Retained Property as separate legal parcels (the "Final Subdivision Map"). If the Final Subdivision Map is not recorded by March 31, 2017, the Closing date will be extended up to 60 days to allow TSV additional time to record the map. If, after such extension, the Final Subdivision Map is not recorded but all other closing conditions are satisfied, Addendum 2 provides that the Closing will be held with respect to the overall property, including the Purchased Property and the Retained Property, with the Retained Property to be conveyed back to TSV upon recording the Final Subdivision Map. There can be no assurance if or when the sale of the Purchased Property will be consummated.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

Buyer has paid $13,000,000 as a refundable deposit into escrow.  Of this deposit, $3,000,000 has been released out of escrow to pay certain Buyer expenses (the "Seller Credit"). The additional $32.5 million of Purchase Price is to be paid in cash at Closing.

As a result of the execution of the Purchase Agreement, the Company transferred approximately $6,066,000 of land basis from the first phase retail property (currently held for investment) to the second phase land being sold with this transaction. The basis of the property being sold is approximately $28,975,000 as of December 31, 2016.

Foreclosures

During the year ended December 31, 2016, the Company foreclosed on one loan secured by an office property located in Oakdale, California with a principal balance of approximately $1,079,000 and obtained the property via the trustee's sale. In addition, accrued interest and advances made on the loan (for items such as legal fees and delinquent property taxes) in the total amount of approximately $70,000 were capitalized to the basis of the property. It was determined that the fair value of the property was lower than the Company's investment in the loan and a specific loan allowance was previously established of approximately $495,000. This amount was then recorded as a charge-off against the allowance for loan losses at the time of foreclosure, after a reduction of the previously established allowance in the amount of approximately $47,000 as a result of an updated appraisal obtained (net charge-off of $448,000). The property, along with a unit in the building purchased by the Company in 2015, was contributed into a new taxable REIT subsidiary, East G, LLC, in June 2016. The property is classified as held for sale as a sale is expected to be completed within a one year period.

There was no real estate held for sale acquired through foreclosure during the year ended December 31, 2015.

During the year ended December 31, 2014, the Company foreclosed on one loan secured by retail property located in San Jose, California with a principal balance of $690,000 and obtained the properties via the trustee's sale. The fair market value of the property acquired was estimated to be higher than the Company's recorded investment in the subject loan, and, thus, a gain on foreclosure in the amount of approximately $208,000 was recorded. This property was sold during the year ended December 31, 2015.

NOTE 6 - REAL ESTATE HELD FOR INVESTMENT
Real estate held for investment as of December 31, 2016 and 2015 consisted of properties acquired through foreclosure classified by property type as follows:
	December 31, 2016	December 31, 2015
Retail	$16,829,995	$23,122,714
Land	4,234,806	8,112,676
Residential	2,405,439	6,673,540
Assisted care	5,820,709	5,402,376
Office	3,962,869	4,315,608
Marina	4,025,945	4,079,087
Golf course	—	1,941,245
	$37,279,763	$53,647,246

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

The balances of land and the major classes of depreciable property for real estate held for investment as of December 31, 2016 and 2015 are as follows:
	December 31, 2016	December 31, 2015
Land and land improvements	$11,520,339	$23,443,676
Buildings and improvements	28,910,851	33,119,166
	40,431,190	56,562,842
Less: Accumulated depreciation and amortization	(3,151,427)	(2,915,596)
	$37,279,763	$53,647,246

It is the Company's intent to sell the majority of its real estate properties held for investment, but expected sales are not probable to occur within the next year.
Depreciation expense was approximately $1,186,000, $1,971,000 and $2,151,000 for the years ended December 31, 2016, 2015 and 2014, respectively.
Foreclosures

There was no real estate held for investment acquired through foreclosure during the years ended December 31, 2016 and 2015.

During the year ended December 31, 2014, the Company foreclosed on two loans secured by an assisted care facility located in Bensalem, Pennsylvania and unimproved land, a marina and campground located in Bethel Island, California with aggregate principal balances of approximately $6,981,000 and obtained the properties via the trustee's sales.The fair market values of certain of the properties acquired were estimated to be higher than the Company's recorded investments in the subject loans, and, thus a gain on foreclosure in the amount of approximately $257,000 was recorded.

NOTE 7 – LINES OF CREDIT PAYABLE

The Company borrows funds under the California Bank & Trust ("CB&T") Line of Credit and, until its termination in 2016,  the Opus Bank ("Opus") Line of Credit (collectively, the "Funding Agreements"). As of December 31, 2016 and 2015, the outstanding balances and total commitments under the Funding Agreements consisted of the following:
	December 31, 2016		December 31, 2015

	Outstanding Balance	Total Commitment	Outstanding Balance	Total Commitment

CB&T Line of Credit	$4,976,000	$22,625,000	$8,289,500	$22,574,753
Opus Bank Line of Credit	—	—	12,626,000	12,626,000
Total	$4,976,000	$22,625,000	$20,915,500	$35,200,753

CB&T Line of Credit

In February 2014, the Company entered into a Credit Agreement and Advance Formula Agreement and related agreements with CB&T as the lender (the "CB&T Credit Facility").The agreements were amended and restated in April 2015 to add First Bank as an additional lender and to increase the maximum borrowings available (total commitment) under the facility to the lesser of a $30,000,000 maximum or the amount determined pursuant to a borrowing base calculation described in the Advance Formula Agreement. Pursuant to the First Amendment to Amended and Restated Credit Agreement and Loan Documents dated March 1, 2016 (the "First Amendment"), the maximum commitment of the lenders has been increased from $30,000,000 to $50,000,000, such maximum commitment can be increased (on request of the Company and with the permission of the lenders) in the future to up to $75,000,000, and borrowings under the CB&T Credit Facility now mature on March 1, 2018.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

Such borrowings bear interest payable monthly at the prime rate of interest established by CB&T from time-to-time plus one quarter percent (.25%) per annum (4.0% at December 31, 2016). Upon a default such interest rate increases by 2.00%. The CB&T Credit Facility required the payment of an origination fee of $100,000 and other issuance costs totaling $177,000 that were capitalized to deferred financing costs and are being amortized to interest expense using the straight-line method through the maturity date of the CB&T Credit Facility (fully amortized as of December 31, 2016). The First Amendment required the payment of an origination fee and other costs totaling $255,000 that was capitalized to deferred financing costs and is being amortized to interest expense using the straight-line method through the new maturity date. The Company is also subject to certain ongoing administrative fees and expenses.

Interest expense on the CB&T Credit Facility was approximately $881,000, $431,000 and $458,000 during the years ended December 31, 2016, 2015 and 2014, respectively (including $131,000, $126,000 and $69,000, respectively, in amortization of deferred financing costs).

Borrowings under the CB&T Credit Facility are secured by certain assets of the Company. These collateral assets include the grant to CB&T of first-priority deeds of trust on certain real property assets and trust deeds of the Company to be specified by the parties from time-to-time and all personal property of the Company, which collateral includes the assets described in the Security Agreement and in other customary collateral agreements that will be entered into by the parties from time-to-time.

As of December 31, 2016, the carrying amount and classification of loans securing the CB&T Credit Facility were as follows:

Loans:	December 31, 2016
Commercial	$29,555,335
Residential	4,040,049
Total	$33,595,384

The CB&T Credit Facility agreements contain financial covenants which are customary for a loan of this type. Management is not aware of any breach of these covenants as of December 31, 2016.

Opus Bank Line of Credit

In April 2014, the Company entered into a Secured Revolving Credit Loan Agreement (the "Opus Credit Agreement") and related agreements with Opus as the lender (the "Opus Credit Facility").  The Company repaid the Opus Credit Facility in full during 2016 and the facility has terminated.

The Opus Credit Facility required the payment of an origination fee of $100,000 and other issuance costs totaling $231,000 that were capitalized as deferred financing costs and were being amortized to interest expense using the straight-line method through the maturity date of the Opus Credit Facility. The Company was also subject to certain ongoing administrative fees and expenses. Interest expense on the Opus Credit Facility was approximately $364,000, $126,000 and $112,000 during the years ended December 31, 2016, 2015 and 2014, respectively (including $103,000, $77,000 and $51,000, respectively, in amortization of deferred financing costs). The amount of unamortized deferred financing costs expensed immediately on termination of the Opus Credit Facility was approximately $45,000 during the year ended December 31, 2016.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

NOTE 8 - NOTES AND LOANS PAYABLE ON REAL ESTATE

The Company had the following notes and loans payable outstanding as of December 31, 2016 and 2015:

	December 31, 2016	Interest Rate	December 31, 2015	Interest Rate	Payment Terms/Frequency	Maturity Date
Tahoe Stateline Venture, LLC Note #1	$—	—%	$2,900,000	5.00%	Interest Only Semi-annual	December 2016
Tahoe Stateline Venture, LLC Note #2	—	—%	500,000	5.00%	Interest Only Quarterly	August 2017
TOTB North, LLC Construction Loan Payable	—	—%	16,009,906	4.61%	Amortizing Monthly	June 2017
TOTB Miami, LLC Loan Payable	—	—%	12,693,231	4.61%	Amortizing Monthly	November 2017
Tahoe Stateline Venture, LLC Loan Payable	13,634,889	3.47%	14,013,901	3.47%	Amortizing Monthly	January 2021
Zalanta Construction Loan Payable	20,213,560	5.25%	—	—%	Interest Only Monthly	August 2018
Principal amount	$33,848,449		$46,117,038
Less unamortized deferred financing costs	(462,515)		(658,194)
Notes and loans payable, net	$33,385,934		$45,458,844

The following table shows maturities by year on these notes and loans payable as of December 31, 2016:
Years ending December 31:
2017	$20,605,935
2018	406,209
2019	420,531
2020	435,358
2021	11,980,416
Thereafter	—
$33,848,449

Tahoe Stateline Venture, LLC Notes Payable
The Company obtained these obligations as a result of the foreclosure or purchase of nine parcels by TSV in 2013 and 2012. The Company paid approximately $167,000, $170,000 and $195,000 of interest on the notes during the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016 and 2015, there was approximately $0 and $18,000, respectively, in accrued but unpaid interest on these notes. The interest incurred has been capitalized to the basis of the land under development. The Company repaid the TSV Note #1 in the amount of $2,900,000 and the TSV Note #2 in the amount of $500,000 during the year ended December 31, 2016.
TOTB North, LLC Construction Loan Payable
In June 2014, TOTB North, LLC ("TOTB North") entered into a Construction Loan Agreement (the "Loan Agreement") and related documents with Bank of the Ozarks ("Ozarks") as the lender providing TOTB North with a construction loan (the "North Loan") of up to $21,304,000. The North Loan was repaid in full with the sale of the TOTB property in September 2016.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

During 2014, TOTB North paid customary closing fees, disbursements and expenses, including an origination fee to Ozarks, which totaled $622,000. The majority of these costs were paid out of proceeds from the North Loan and capitalized to deferred financing costs and were being amortized to the Project using the straight-line method through the Maturity Date of the loan. During the years ended December 31, 2016, 2015 and 2014, approximately $36,000, $207,000 and $121,000, respectively, of deferred financing costs were amortized to the Project and $102,000 was expensed during the year ended December 31, 2016. During the years ended December 31, 2016, 2015 and 2014, approximately $626,000, $278,000 and $22,000, respectively, of interest was incurred of which $134,000, $278,000 and $22,000, respectively, was capitalized to the Project.

Net debt issuance costs outstanding on the North Loan of approximately $156,000 were written off at the time of sale and reflected in the net gain on sale of the property.
TOTB Miami, LLC Loan Payable
In November 2014, TOTB Miami, LLC ("TOTB") entered into another loan agreement (the "TOTB Loan Agreement") and related documents with Ozarks providing TOTB a loan (the "TOTB Miami Loan") of $13,000,000. The net cash proceeds from the TOTB Miami Loan were distributed to the members of TOTB in 2014. The TOTB Miami Loan was repaid in full with the sale of the TOTB property in September 2016.

TOTB was obligated to pay customary closing fees, disbursements and expenses, including an origination fee to the Lender, which totaled approximately $323,000. The majority of these costs were paid out of proceeds from the loan and capitalized to deferred financing costs and were being amortized to interest expense using the effective interest method through the Maturity Date of the loan. During the years ended December 31, 2016, 2015 and 2014, approximately $505,000, $690,000 and $81,000, respectively, of interest expense was incurred (including approximately $84,000, $129,000 and $12,000, respectively, of deferred financing costs amortized to interest expense).

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

The Credit Agreement required the payment of a closing fee of $108,750 and certain administrative fees totaling approximately $218,000. The majority of these costs were paid out of proceeds from the loan and capitalized to deferred financing costs and are being amortized to interest expense using the effective interest method through the Maturity Date. During the years ended December 31, 2016, 2015 and 2014, approximately $515,000, $427,000 and $1,000, respectively, of interest expense was incurred (including approximately $36,000, $36,000 and $0, respectively, of deferred financing costs amortized to interest expense).

The TSV Loan documents contain financial covenants which are customary for loans of this type. Management is not aware of any breach of these covenants as of December 31, 2016.

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

Borrowings under the ZRV Loan documents are only for payment or reimbursement of approved Project costs and such borrowings are subject to customary conditions for loans of this type.  The borrowings under the ZRV Loan may not exceed the lesser of (i) 60% of the value of the Project, determined on an "as is" basis; or (ii) 65% of the Borrowers' total costs of the Project, to be calculated in accordance with the Loan Agreement. All outstanding borrowings under the ZRV Loan will bear interest at the Wall Street Journal Prime Rate plus 1.50% (calculated on a floating daily basis) (the "Note Rate"), but in no event will the Note Rate be lower than the floor rate of five percent (5.0%) per annum. The Note Rate as of December 31, 2016 was 5.25%.  Upon a default under the Loan Agreement, the Note Rate increases by an additional five percent (5.0%) per annum.

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

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

The Loan Agreement required the payment of an origination fee of $310,000 and other issuance costs totaling approximately $400,000. The majority of these costs were paid out of the loan proceeds and capitalized to deferred financing costs and are being amortized to the Project using the straight-line method through the maturity date. During the year ended December 31, 2016, approximately $83,000 of deferred financing costs was amortized to the Project. During the year ended December 31, 2016, approximately $272,000 of interest was incurred which was capitalized to the Project.

The ZRV Loan documents contain financial covenants which are customary for loans of this type. Management is not aware of any breach of these covenants as of December 31, 2016.

NOTE 9 – STOCKHOLDERS' EQUITY
Dividends

The following table presents the tax treatment for dividends paid by the Company on its Common Stock for the years ended December 31, 2016, 2015 and 2014:
								Dividends Classified as Return of Capital
			Dividends Classified as Ordinary Income			Capital Gain Distribution
	Total Dividends Paid(4)
Year		Dividends Paid Per Share	Percent	Dividends Paid Per Share	Qualified Dividend Income(5)	Percent	Dividend Paid Per Share	Percent	Dividends Paid Per Share
Common Stock:
2016 (1)	$3,279,193	$0.320	15.05%	$0.048	—	84.95%	$0.272	—%	$0.000
2015 (2)	$4,347,331	$0.410	100.00%	$0.410	—	—%	$—	—%	$0.000
2014 (3)	$3,087,360	$0.287	100.00%	$0.255	—	—%	$—	—%	$0.000

(1) Dividends declared and paid in 2016 per above do not include $582,698 which represented capital gains tax on 2016 undistributed capital gains paid on behalf of shareholders to the U.S. Treasury in January 2017 (and recorded as dividends paid and payable in the consolidated financial statements).

(2) Dividends declared and paid in 2015 per above do not include $1,313,657 which represented capital gains tax on 2015 undistributed capital gains paid on behalf of shareholders to the U.S. Treasury in January 2016 (and recorded as dividends paid and payable in the consolidated financial statements) and exclude the $1,292,160 dividend discussed in (3) below.

(3) Dividends for 2014 include a $1,292,160 dividend declared for shareholders of record as of December 31, 2014 and paid in January 2015. This amount consisted of a $0.07 per share special dividend and a $0.05 per share regular quarterly dividend. This dividend was a split-year dividend with $0.088 allocable to 2014 and $0.032 allocable to 2015 for federal income tax purposes.

(4) Includes $2,914 and $667 for 2015 and 2014, respectively, of dividends on shares repurchased under the stock repurchase plans discussed below that were in transit with respect to the deposit/withdrawal at custodian process and therefore not yet held as treasury shares on the record date of the dividends.  When such funds were subsequently received by the Company they were posted to retained earnings such that dividends reflected on the consolidated statement of stockholders' equity are net of these amounts.

(5) Qualified dividend income is eligible for reduced dividend rates.

Stock Repurchase Programs

On August 9, 2013, the Board of Directors authorized a Rule 10b5-1 stock repurchase plan (the "2013 Repurchase Plan") which permitted the Company to repurchase up to the lesser of $7 million of its Common Stock or five percent of the shares of Common Stock outstanding as of that date. During the years ended December 31, 2014 and 2013, the Company repurchased 26,208 and 403,910 shares of its Common Stock, respectively, under the plan for a total cost of approximately $325,000 and $5,024,000 (including commissions) and an average cost of $12.40 and $12.44 per share, respectively. The 2013 Repurchase Plan expired on May 19, 2014.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

On May 27, 2015, the Board of Directors authorized a second Rule 10b5-1 stock repurchase plan (the "2015 Repurchase Plan") under which permitted the Company to purchase up to $7.5 million of its Common Stock. During the year ended December 31, 2015, the Company repurchased 520,524 shares of its Common Stock under this plan for a total cost of approximately $7,503,000 (including commissions) and an average cost of $14.41 per share. The 2015 Repurchase Plan expired by its terms on May 12, 2016.

On December 11, 2015, the Board of Directors authorized a new Rule 10b5-1 stock repurchase plan (the "2016 Repurchase Plan") under which the Company may purchase up to $7.5 million of its Common Stock. Under the 2016 Repurchase Plan, repurchases will be funded from available working capital, and the repurchased shares will return to the status of authorized but unissued shares of Common Stock. The 2016 Repurchase Plan provided for stock repurchases to commence on April 1, 2016 and is subject to certain price, volume and timing constraints specified in the brokerage agreement. There is no guarantee as to the exact number of shares that will be repurchased by the Company. The 2016 Repurchase Plan is set to expire on March 31, 2017, although the Company may terminate the Repurchase Plan at any time. There have been no repurchases pursuant to this plan as of December 31, 2016.

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
The contingency reserves required per the charter as of December 31, 2016 and 2015 were approximately $3,738,000 and $3,809,000 and are reported as restricted cash in the accompanying consolidated balance sheets. The $6,500,000 and $7,000,000 required to be held in non-interest bearing accounts as of December 31, 2016 and 2015, respectively, pursuant to certain of the Company's credit agreements satisfied this contingency reserve requirement (see Notes 7 and 8).
Escrow Deposits
Restricted cash includes deposits held in third party escrow accounts to pay property taxes and insurance on Company real estate in the amounts of approximately $0 and $225,000 as of December 31, 2016 and 2015, respectively.

NOTE 11 - INCOME TAXES
The Company operates in such a manner as to qualify as a REIT, under the provisions of the Internal Revenue Code of 1986, as amended (the "Code"); therefore, applicable REIT taxable income is included in the taxable income of its shareholders, to the extent distributed by the Company. To maintain REIT status for federal income tax purposes, the Company is generally required to distribute at least 90% of its REIT taxable income to its shareholders as well as comply, generally, with certain other qualification requirements as defined under the Code. As a REIT, the Company is not subject to federal corporate income tax to the extent that it distributes 100% of its REIT taxable income each year. During 2016, 2015 and 2014, the Company distributed at or in excess of 100% of its REIT taxable income to its stockholders. During 2016 and 2015, the Company had net capital gains from the sales of real estate properties totaling approximately $4,451,000 and $3,753,000, respectively. Management decided to retain a portion of capital gains in 2016 and all net capital gains in 2015 within the Company and not distribute them as is permitted for REITs.  However, the retention of capital gains required the Company to make a payment to the U.S. Treasury Department on behalf of shareholders at the highest corporate tax rate (35%) in the total amount of approximately $583,000 and $1,314,000 in January 2017 and 2016, respectively. This tax payment was accrued as dividends payable in the Company's financial statements as of December 31, 2016 and 2015. Shareholders' pro-rata portion of the amount paid is to be reflected as tax payments on the individual shareholders' tax returns.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

Taxable income from non-REIT activities managed through the Company's taxable REIT subsidiaries ("TRS") (Lone Star Golf, Inc., Zalanta Resort at the Village, LLC and East G, LLC) is subject to federal, state and local income taxes. The Company did not record a provision for current income taxes related to Lone Star for the years ended December 31, 2016, 2015 and 2014 as it was in a net loss position. In addition, deferred taxes related to temporary differences in book and taxable income as well as net operating losses ("NOLs") of Lone Star were not significant and the deferred taxes would likely not be realizable due to Lone Star's loss history.

During 2016, the Company converted ZRV into a TRS and contributed two additional real estate assets into ZRV. These properties included 75 improved, residential lots previously held within Baldwin Ranch Subdivision, LLC and a medical office condominium complex previously held within AMFU, LLC. The conversion of ZRV into a TRS and contribution of the additional real estate assets resulted in the Company recording a deferred tax asset and income tax benefit in the amount of approximately $7,249,000 primarily due to a $15,450,000 aggregate remaining difference between the book and tax basis of the subject real estate assets as of December 31, 2016.

In addition, during 2016, the Company established a new entity, East G, LLC ("East G") and contributed an office property that was obtained via foreclosure of a loan in 2016 into this new entity along with a unit in the same building that had been purchased in 2015. The Company then converted East G into a TRS. Deferred taxes related to temporary differences in book and taxable income were not significant and the deferred taxes would likely not be realizable due to expected future operating losses from the property.

During the year ended December 31, 2015, the Company had a $267,000 taxable gain on sale of a real estate property. The gain was taxable because the subject property was designated as foreclosure property pursuant to the related REIT taxation rules. As a result, the Company recorded income tax expense of approximately $93,000 for the year ended December 31, 2015.

As of December 31, 2016 and 2015, the Company has not recorded a reserve for any uncertain income tax positions. There has been no interest or penalties incurred to date. The Company had capital loss carryforwards from the sale of two properties during 2014 totaling approximately $822,000 as of December 31, 2014 that were used to offset capital gains during 2015.

As of December 31, 2016, income tax returns for the calendar years ended 2012 through 2016 remain subject to examination by IRS and/or any state or local taxing jurisdiction. Additionally, certain tax returns from the predecessor entity (OMIF) remain open for the calendar years ended 2012, as well as the short year ended May 19, 2013.

The components of the income tax benefit as it relates to the Company's taxable income (loss) from domestic TRSs during the year ended December 31, 2016 were as follows:

	Year Ended December 31, 2016
	Federal	State and Local	Total

Deferred benefit	$5,861,030	$1,387,947	$7,248,977
Income tax benefit	$5,861,030	$1,387,947	$7,248,977

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

A reconciliation of the income tax benefit (provision) based upon the statutory tax rates to the effective rates of our taxable REIT subsidiaries is as follows for the year ended December 31, 2016:

Year Ended December 31, 2016
Tax benefit (expense) at Federal statutory rate	$423,847
State income tax benefit (expense), net of federal effect	916,045
Real estate basis differences at TRS conversion	6,753,272
Other	(49,443)
Change in valuation allowance	(794,744)
Income tax benefit	$7,248,977

Significant components of the Company's deferred tax assets (liabilities) for its TRS entities are as follows as of December 31, 2016:

Deferred tax assets (liabilities):	December 31, 2016
Real estate basis differences	$6,154,411
Net operating losses	1,889,310
Total deferred tax assets	8,043,721
Valuation allowance	(794,744)
Net deferred tax assets	$7,248,977

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes, as well as operating loss and tax credit carryforwards. The Company evaluates the realizability of its deferred tax assets and recognizes a valuation allowance if, based on the available evidence, both positive and negative, it is more likely than not that some portion or all of its deferred tax assets will not be realized. When evaluating the realizability of its deferred tax assets, the Company considers, among other matters, estimates of expected future taxable income, nature of current and cumulative losses and tax planning strategies available.

Management has estimated future taxable gains and losses on sale of ZRV real estate assets to determine how much of the deferred tax assets are realizable. This realizability analysis is inherently subjective and actual results could differ from these estimates. Based on an assessment of all factors, it was determined that a valuation allowance of $795,000 related to Federal NOLs in ZRV was required as of December 31, 2016 as management does not expect that ZRV will generate enough taxable income in the future to realize all of the NOL benefits. The Company's Federal and California NOLs within ZRV totaled $5,514,000 and $251,000, respectively, as of December 31, 2016. ZRV has Arizona NOLs of $5,263,000 as of December 31, 2016; however, ZRV did not record a deferred tax asset related to the Arizona NOLs as it does not expect to file another Arizona tax return, and thus, the NOLs will not be used. All of the NOLs expire in 2036.

NOTE 12 - TRANSACTIONS WITH AFFILIATES
OFG is entitled to receive from the Company a management fee of up to 2.75% per annum of the average unpaid balance of the Company's loans at the end of the twelve months in the calendar year for services rendered as Manager of the Company.
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

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

OFG, at its sole discretion may, on a monthly basis, adjust the management and servicing fees as long as they do not exceed the allowable limits calculated on an annual basis. Even though the fees for a month may exceed 1/12 of the maximum limits, at the end of the calendar year the sum of the fees collected for each of the 12 months must be equal to or less than the stated limits. Management fees amounted to approximately $3,286,000, $2,051,000 and $1,727,000 for the years ended December 31, 2016, 2015 and 2014, respectively, and are included in the accompanying consolidated statements of income. Service fees amounted to approximately $299,000, $186,000 and $157,000 for the years ended December 31, 2016, 2015 and 2014, respectively, and are included in the accompanying consolidated statements of income. As of December 31, 2016 and 2015, the Company owed management and servicing fees to OFG in the amount of approximately $324,000 and $267,000, respectively.
During the years ended December 31, 2016, 2015 and 2014, OFG elected to take the maximum compensation that it is able to take pursuant to the Company's charter and will likely continue to take the maximum compensation for the foreseeable future.
Pursuant to the charter, OFG receives all late payment charges from borrowers on loans owned by the Company, with the exception of those loans participated with outside entities. The amounts paid to or collected by OFG for such charges on Company loans totaled approximately $83,000, $30,000 and $14,000 for the years ended December 31, 2016, 2015 and 2014, respectively. In addition, the Company remits other miscellaneous fees to OFG, which are collected from loan payments, loan payoffs or advances from loan principal (i.e. funding, demand and partial release fees). Such fees remitted to OFG totaled approximately $20,000, $7,000 and $4,000 for the years ended December 31, 2016, 2015 and 2014, respectively.
OFG originates all loans the Company invests in and receives loan origination fees from borrowers. Such fees earned by OFG amounted to approximately $2,514,000, $1,956,000 and $1,228,000 on loans originated, rewritten or extended of approximately $101,594,000, $80,448,000 and $50,440,000 for the years ended December 31, 2016, 2015 and 2014, respectively. Such fees as a percentage of loans originated, rewritten or extended by the Company were 2.5%, 2.4% and 2.4% for the years ended December 31, 2016, 2014 and 2014, respectively.

OFG is reimbursed by the Company for the actual cost of goods, services and materials used for or by the Company and obtained from unaffiliated entities and the salary and related salary expense of OFG's non-management and non-supervisory personnel performing services for the Company which could be performed by independent parties (subject to certain limitations in the Management Agreement). The amounts reimbursed to OFG by the Company were $440,000, $590,000 and $704,000 during the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016 and 2015, there was approximately $36,000 and $142,000, respectively, payable to OFG for reimbursable expenses and other fees owed. The Company also reimbursed certain of OFG's officers for allowed expenses in the total amount of $0, $1,000 and $1,000 during the years ended December 31, 2016, 2015 and 2014, respectively.

The Company paid Investor's Yield, Inc. (a wholly owned subsidiary of OFG) approximately $9,000, $10,000 and $30,000 in trustee's fees related to certain foreclosure proceedings and other miscellaneous fees on Company loans during the years ended December 31, 2016, 2015 and 2014, respectively.

During 2015, the Company purchased OFG's full interest in a loan secured by an industrial property located in San Ramon, California with a principal balance of $1,499,000 at face value.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

NOTE 13 - RENTAL INCOME
The Company's real estate properties held for sale and investment are leased to tenants under noncancellable leases with remaining terms ranging from one to nine years. Certain of the leases require the tenant to pay all or some operating expenses of the properties. The future minimum rental income from noncancellable operating leases due within the five years subsequent to December 31, 2016, and thereafter is as follows:
Year ending December 31:
2017	$2,085,821
2018	1,716,577
2019	1,227,678
2020	495,744
2021	342,473
Thereafter (through 2024)	944,538
Total	$6,812,831

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

Level 3  Unobservable inputs that are supported by little or no market activity, such as the
  Company's own data or assumptions

Level 3 inputs include unobservable inputs that are used when there is little, if any, market activity for the asset or liability measured at fair value. In certain cases, the inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, the level in which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input requires judgment and considers factors specific to the asset or liability being measured.

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
Impaired Loans
The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established.  A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement or when monthly payments are delinquent greater than ninety days. Once a loan is identified as impaired, management measures impairment in accordance with ASC 310-10-35.  Impairment is estimated by either the present value of expected cash flows discounted at the note rate or, as a practical expedient, the loan's observable market price (if available) or the fair value of the underlying collateral, if collateral dependent.  The fair value of the loan's collateral is determined by third party appraisals, broker price opinions, comparable property sales or other indications of value. Those impaired loans not requiring an allowance represent loans for which the fair value of the collateral exceed the recorded investments in such loans. At December 31, 2016 and 2015, the majority of the total impaired loans were evaluated based on the fair value of the collateral by obtaining third party appraisals that valued the collateral primarily by utilizing an income or market approach or some combination of the two.  In accordance with ASC 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser using observable market data, the Company records the impaired loan as nonrecurring Level 2.  When an appraised value is not available, when an appraisal includes significant unobservable inputs and assumptions or when management determines an adjustment to the appraised value is necessary in order to reflect management's estimate of the fair value of the collateral, the Company records the impaired loan as nonrecurring Level 3. Unobservable market data included in appraisals often includes adjustments to comparable property sales for such items as location, size and quality to estimate fair values using a sales comparison approach.  Unobservable market data also includes cash flow assumptions and capitalization rates used to estimate fair values under an income approach.

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

There were no assets or liabilities measured at fair value on a recurring basis, nor were there any liabilities measured at fair value on a nonrecurring bases  at December 31, 2016 and 2015.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

  The following table presents information about the Company's assets measured at fair value on a nonrecurring basis as of December 31, 2016 and 2015:
		Fair Value Measurements Using
	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
2016
Nonrecurring:
Impaired loans:
Residential	$4,413,000	$—	$—	$4,413,000
Total	$4,413,000	$—	$—	$4,413,000

Real estate properties:
Land	$139,498	$—	$—	$139,498
Commercial	732,539	—	—	732,539
Total	$872,037	$—	$—	$872,037

2015
Nonrecurring:
Impaired loans:
Commercial	$659,041	$—	$—	$659,041
Total	$659,041	$—	$—	$659,041

Real estate properties:
Land	$4,224,000	$—	$—	$4,224,000
Total	$4,224,000	$—	$—	$4,224,000

The provision (reversal) of loan losses (net) based on the fair value of loan collateral less estimated selling costs for the impaired loans above totaled approximately $733,000 and $(64,000) during the years ended December 31, 2016 and 2015, respectively. In addition to the $64,000 for the year ended December 31, 2015, another $1,840,000 of allowance for loan losses was reversed on a loan that had a specific reserve at December 31, 2014, but no specific reserve at December 31, 2015 and was thus, no longer carried at fair value. Impairment losses of approximately $2,134,000 and $1,589,000 were recorded on the real estate properties above during the years ended December 31, 2016 and 2015, respectively. The impairment losses recorded for the year ended December 31, 2016 included $2,110,000 in the Land class and $24,000 in the Commercial class.
During the years ended December 31, 2016 and 2015, there were no transfers into or out of Levels 1 and 2.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2016 and 2015:

December 31, 2016:
Description	Fair Value	Valuation Technique	Significant Unobservable Inputs	Input/Range	Weighted Average

Impaired Loans:
Residential	$4,413,000	Comparable Sales	Comparable Sales Adjustment	(4.6)% to 4.2%	N/A
Real Estate Properties:
Land	$139,498	Appraisal	Comparable Sales Adjustment	(33.7)%	N/A
Commercial	732,539	Appraisal	Comparable Sales Adjustment	(5.0)% to 5.0%	N/A
			Capitalization Rate	7.3%	N/A

December 31, 2015:
Description	Fair Value	Valuation Technique	Significant Unobservable Inputs	Input/Range	Weighted Average

Impaired Loans:
Commercial	$659,041	Appraisal	Comparable Sales Adjustment	(20)% to 30%	N/A
			Capitalization Rate	7.0%	N/A
Real Estate Properties:
Land	$4,224,000	Appraisal	Comparable Sales Adjustment	(33.4)%	7.5%

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

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

The approximate carrying amounts and estimated fair values of financial instruments at December 31, 2016 and 2015 are as follows:
		Fair Value Measurements at December 31, 2016
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$434,000	$434,000	$—	$—	$434,000
Restricted cash	6,500,000	6,500,000	—	—	6,500,000
Loans, net	126,975,000	—	—	126,652,000	126,652,000
Investment in limited liability company	2,140,000	—	—	2,650,000	2,650,000
Accrued interest and advances receivable	1,328,000	—	—	1,328,000	1,328,000

Financial liabilities
Accrued interest payable	$137,000	—	97,000	40,000	$137,000
Lines of credit payable	4,976,000	—	4,976,000	—	4,976,000
Notes payable	33,386,000	—	20,213,000	13,499,000	33,712,000

		Fair Value Measurements at December 31, 2015
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$1,256,000	$1,256,000	$—	$—	$1,256,000
Restricted cash	7,225,000	7,225,000	—	—	7,225,000
Loans, net	104,901,000	—	—	104,895,000	104,895,000
Investment in limited liability company	2,141,000	—	—	2,352,000	2,352,000
Accrued interest and advances receivable	1,105,000	—	—	1,105,000	1,105,000

Financial liabilities
Accrued interest payable	$229,000	—	170,000	59,000	$229,000
Lines of credit payable	20,916,000	—	20,916,000	—	20,916,000
Notes payable	45,459,000	—	28,703,000	17,245,000	45,948,000

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

Lines of credit payable: The fair value of the Company's lines of credit payable is estimated based upon a discounted cash flow model using comparable market indicators of current pricing for the same or similar issue or on the current rate offered to the Company for debt of the same remaining maturity and is generally observable resulting in a Level 2 classification. Accrued interest payable associated with the lines of credit is also classified as Level 2.

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

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Contractual Obligations

The Company has entered into various contracts for design, architectural, engineering, foundation work and construction for the development of the land owned by ZRV. The aggregate amount of these contracts totaled approximately $33,809,000 of which approximately $26,013,000 has been incurred as of December 31, 2016 in addition to other capitalized costs related to the construction project of $3,801,000 (total of $29,814,000). Management expects that all costs for this project will be paid from the construction loan or cash reserves. It is possible that additional change orders will be submitted and construction costs may be higher than expected.

The Company has entered into various contracts for design, architectural and engineering for the development of the land owned by ZRV II. The aggregate amount of these contracts totaled approximately $1,021,000 of which approximately $845,000 had been incurred as of December 31, 2016 in addition to other capitalized costs related to the project of $265,000 (total of $1,110,000). Management expects that all costs for this phase of the project will be paid from cash reserves and/or advances from the CB&T Credit Facility. It is possible that additional change orders will be submitted and costs may be higher than expected.

As of December 31, 2016, the Company has commitments to advance additional funds to borrowers of construction, rehabilitation and other loans in the total amount of approximately $31,490,000 (including approximately $4,274,000 in interest reserves).
Legal Proceedings

The Company is involved in various legal actions arising in the normal course of business.  In the opinion of management, such matters will not have a material effect upon the financial position of the Company.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

NOTE 16 – SUBSEQUENT EVENTS

In January 2017, the Company sold the last parcel of unimproved land located in Gypsum, Colorado for net sales proceeds of approximately $139,000 at no gain or loss.

In February 2017, the Company sold the office condominium complex located in Oakdale, California for net sales proceeds of approximately $732,000 at no gain or loss.

NOTE 17 – SUMMARY QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

The following tables represent unaudited summarized quarterly financial data of the Company for the years ended December 31, 2016, 2015 and 2014 which, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's results of operations.

	Three Months Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016

Total revenues	$3,667,283	$4,493,977	$4,692,114	4,225,617
Total expenses	3,942,004	5,587,213	6,999,063	4,316,678
Operating loss	(274,721)	(1,093,236)	(2,306,949)	(91,061)
(Loss) gain on sale of real estate, net	(536,419)	20,195,367	—	4,838,815
Net (loss) income before income taxes	(811,140)	19,102,131	(2,306,949)	4,747,754
Income tax (expense) benefit	(380,706)	260,848	7,368,835	—
Net (loss) income	(1,191,846)	19,362,979	5,061,886	4,747,754
Less: Net loss (income) attributable to non-controlling interests	15,960	(3,630,318)	56,847	(13,492)
Net (loss) income attributable to common stockholders	$(1,175,886)	$15,732,661	$5,118,733	$4,734,262
(Loss) earnings per common share (basic and diluted)	$(0.11)	$1.54	$0.50	$0.46
Weighted average number of common shares outstanding (basic and diluted)	10,247,477	10,247,477	10,247,477	10,247,477
Dividends declared per share of Common Stock	$0.08	$0.08	$0.08	$0.08

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

	Three Months Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015

Total revenues	$4,432,455	$4,414,217	$5,987,048	6,409,831
Total expenses	2,817,184	3,998,225	4,463,246	5,453,674
Operating income	1,615,271	415,992	1,523,802	956,157
Gain on sale of real estate, net	6,787,254	—	14,825,858	205,441
Gain on foreclosure of loans	—	—	—	—
Net income before income tax expense	8,402,525	415,992	16,349,660	1,161,598
Income tax expense	93,335	—	—	—
Net income	8,309,190	415,992	16,349,660	1,161,598
Less: Net income attributable to non-controlling interests	(36,891)	(31,671)	(2,588,884)	(9,878)
Net income attributable to common stockholders	$8,272,299	$384,321	$13,760,776	$1,151,720
Earnings per common share (basic and diluted)	$0.80	$0.04	$1.28	$0.11
Weighted average number of common shares outstanding (basic and diluted)	10,310,149	10,538,735	10,768,001	10,768,001
Dividends declared per share of Common Stock	$0.08	$0.08	$0.18	$0.07

	Three Months Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014

Total revenues	$5,192,110	$4,705,357	$4,054,311	3,868,473
Total expenses	2,315,046	3,950,850	3,569,826	3,597,568
Operating income	2,877,064	754,507	484,485	270,905
Gain on sale of real estate, net	503,254	113,113	2,349,808	277,184
Gain on foreclosure of loans	207,734	—	—	257,020
Net income	3,588,052	867,620	2,834,293	805,109
Less: Net income attributable to non-controlling interests	(13,693)	(83,797)	(23,409)	(44,546)
Net income attributable to common stockholders	$3,574,359	$783,823	$2,810,884	$760,563
Earnings per common share (basic and diluted)	$0.33	$0.07	$0.26	$0.07
Weighted average number of common shares outstanding (basic and diluted)	10,768,001	10,768,001	10,768,001	10,769,498
Dividends declared per share of Common Stock	$0.12	$0.05	$0.05	$0.05

OWENS REALTY MORTGAGE, INC.
FINANCIAL STATEMENT SECHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2016

Description	Encumbrances	Initial Cost	Capitalized Costs	Sales	Impairment Write-downs	Accumulated Depreciation		Carrying Value	Date Acquired	Depreciable Lives

Commercial and Residential Land under Development (TSV), South Lake Tahoe, California	None	$ 10,822,156	$ 18,152,652	$ —	$ —	$ —	Note 4	$ 28,974,808	Various	N/A

Retail Complex (TSV), South Lake Tahoe, California	$13,634,889 Note Payable	6,409,617	11,815,027	—	—	(1,394,649)	Note 4	16,829,995	Various	5-39 Years

Commercial Residential Land under Development (ZRV), South Lake Tahoe, California	$20,213,560 Construction Loan Payable	5,016,443	29,788,810	—	—	—		34,805,253	Various	N/A

Residential Land under Development (ZRV II), South Lake Tahoe, California	None	2,032,963	1,378,689	—	—	—		3,411,652	Various	N/A

Assisted Living Facility, Bensalem, Pennsylvania	None	5,018,166	1,177,859	—	—	(375,316)		5,820,709	12/12/2014	5-27.5 Yrs

Office Condominium Complex, Roseville, California	None	8,569,286	321,923	(1,095,670)	(3,712,707)	(635,414)	Note 5	3,447,418	9/26/2008	2-39 Years

73 Residential Lots, Auburn, California	None	13,746,625	36,745	(96,677)	(9,904,826)	—	Note 6	3,781,867	9/27/2007	N/A

12 Condominium & 3 Commercial Units, Tacoma, Washington	None	2,486,400	84,909	—	—	(259,517)		2,311,792	7/8/2011	27.5-39 Years

Marina & Boat Club with 179 Boat Slips, Isleton, California	None	2,002,525	698,218	—	—	(145,437)		2,555,306	1/29/2013	5-15 Years

Undeveloped, Industrial Land, San Jose, California	None	3,025,992	69,181	—	(1,067,592)	—	Note 7	2,027,581	12/27/2002	N/A

Golf Course, Auburn, California	None	1,796,254	174,184	—	—		Note 8	1,970,438	6/20/2009	N/A

Unimproved residential and commercial land, Bethel Island, California	None	2,336,640	675	(1,867)	—	—		2,335,448	3/11/2014	N/A

Miscellaneous Real Estate	None					(341,094)		4,851,131	Various	Various

TOTALS						$(3,151,427)		$113,123,398

NOTE 1: All real estate listed above was acquired through foreclosure or deed in lieu of foreclosure other than certain parcels of the commercial and residential land under development located in South Lake Tahoe, California that were purchased in 2012 and 2014 and one office condominium unit purchased in 2015.

NOTE 2: Changes in real estate held for sale and investment were as follows:
Balance at beginning of period (1/1/14)	$135,315,964
Additions during period:
Acquisitions through foreclosure	9,572,406
Investments in real estate properties	21,866,298
Amortization of deferred financing costs capitalized to construction project	120,952
Subtotal	166,875,620
Deductions during period:
Cost of real estate properties sold	1,529,227
Impairment losses on real estate properties	179,040
Depreciation of properties held for investment	2,150,548
Balance at end of period (12/31/14)	$163,016,805

Balance at beginning of period (1/1/15)	$163,016,805
Additions during period:
Acquisitions through foreclosure	—
Investments in real estate properties	25,274,125
Amortization of deferred financing costs capitalized to construction project	207,347
Subtotal	188,498,277
Deductions during period:
Cost of real estate properties sold	31,099,086
Impairment losses on real estate properties	1,589,434
Depreciation of properties held for investment	1,971,345
Balance at end of period (12/31/15)	$153,838,412

Balance at beginning of period (1/1/16)	153,838,412
Additions during period:
Acquisitions through foreclosure	700,800
Investments in real estate properties	29,061,735
Amortization of deferred financing costs capitalized to construction project	119,471
Subtotal	183,720,418
Deductions during period:
Cost of real estate properties sold	66,183,589
Impairment losses on real estate properties	3,227,807
Depreciation of properties held for investment	1,185,624
Balance at end of period (12/31/16)	$113,123,398

NOTE 3: Changes in accumulated depreciation were as follows:
Balance at beginning of period (1/1/14)	$9,599,719
Additions during period:
Depreciation expense	2,150,548
Subtotal	11,750,267
Deductions during period:
Accumulated depreciation on real estate moved to held for sale	5,674,980
Balance at end of period (12/31/14)	$6,075,287

Balance at beginning of period (1/1/15)	$6,075,287
Additions during period:
Depreciation expense	1,971,345
Subtotal	8,046,632
Deductions during period:
Accumulated depreciation on real estate moved to held for sale	5,131,036
Balance at end of period (12/31/15)	$2,915,596

Balance at beginning of period (1/1/16)	2,915,596
Additions during period:
Depreciation expense	1,185,624
Subtotal	4,101,220
Deductions during period:
Accumulated depreciation on real estate moved to held for sale	949,793
Balance at end of period (12/31/16)	$3,151,427

NOTE 4: During the year ended December 31, 2016 land basis in the amount of approximately $6,066,000 was transferred from the retail complex to the commercial and residential land held for sale in TSV in preparation for the sale of the land.
NOTE 5: Write-downs totaling $3,712,707 were recorded on this property during 2010 and 2011 based on third party appraisals and comparable sales.
NOTE 6: Write-downs totaling $9,904,826 were recorded on this property during 2009 through 2012 based on broker's opinions of value and third party appraisals.
NOTE 7: Write-downs totaling $1,067,592 were recorded on this property in 2010 through 2012 based on third party appraisals. NOTE 8: Property was moved to Held for Sale during 2016 and accumulated depreciation up to that time of $267,716 is shown net with the Initial Cost above.
NOTE 9: The aggregate cost of the above real estate properties for Federal income tax purposes is approximately $148,877,000.

OWENS REALTY MORTGAGE, INC.
FINANCIAL STATEMENT SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
 DECEMBER 31, 2016
Description	Interest Rate	Final Maturity date	Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal	Principal Amount of Loans Subject to Delinquent Payments
TYPE OF PROPERTY
Commercial	6.99-10.00%	Current to December 2019	$102,442,111	$3,675,000	$—
Residential	7.50-11.00%	Current to March 2028	19,001,677	9,666,827	4,883,866
Land	4.00-9.00%	April 2017 to January 2019	8,238,523	—	—
TOTAL			$129,682,311	$13,341,827	$4,883,866

AMOUNT OF LOAN
$0-500,000	7.50-8.50%	Current to March 2028	$1,944,637	$691,035	$228,349
$500,001-1,000,000	7.50-8.50%	January 2017 to December 2017	3,671,909	—	—
$1,000,001-5,000,000	4.00-11.00%	Current to December 2019	81,894,561	12,650,792	4,655,517
Over $5,000,000	6.99-7.75%	December 2017 to July 2019	42,171,204	—	—
TOTAL			$129,682,311	$13,341,827	$4,883,866

POSITION OF LOAN
First	4.00-11.00%	Current to March 2028	$126,873,673	$12,850,792	$4,883,866
Second	7.75-8.25%	Current to July 2017	2,808,638	491,035	—
TOTAL			$129,682,311	$13,341,827	$4,883,866

NOTE 1: All loans are arranged by or acquired from an affiliate of the Company, namely Owens Financial Group, Inc., the Manager.
NOTE 2:
Balance at beginning of period (1/1/14)	$58,796,293
Additions during period:
New loans	44,505,577
Advances moved to principal of loans	122,004
Subtotal	103,423,874
Deductions during period:
Collection of principal	27,718,917
Foreclosures	7,671,446
Balance at end of period (12/31/14)	$68,033,511

Balance at beginning of period (1/1/15)	$68,033,511
Additions during period:
New loans, including from sale of real estate property	73,389,645
Discount accretion	536,816
Subtotal	141,959,972
Deductions during period:
Collection of principal	35,216,165
Foreclosures	—
Balance at end of period (12/31/15)	$106,743,807

Balance at beginning of period (1/1/16)	$106,743,807
Additions during period:
New loans, including from sale of real estate property	79,867,140
Subtotal	186,610,947
Deductions during period:
Collection of principal	55,849,884
Foreclosures	1,078,752
Balance at end of period (12/31/16)	$129,682,311

NOTE 3:  Included in the above loans are the following loans which exceed 3% of the total loans as of December 31, 2016:

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal or Interest

Shopping Center Ontario, California	6.99%	1/1/18	Interest only, balance due at maturity	0	10,000,000	8,400,000	0

Hotel Novi, Michigan	7.75%	12/31/17	Interest only, balance due at maturity	0	8,835,000	7,917,143	0

Office Building Dublin, California	7.50%	7/1/19	Interest only, balance due at maturity	0	7,000,000	7,000,000	0

Office Building Escondido, California	7.75%	11/15/18	Interest only, balance due at maturity	0	6,674,400	6,574,400	0

Apartment Building Oxnard, California	7.25%	4/1/18	Interest only, balance due at maturity	0	14,900,000	6,252,037	0

Storage Facility Benbrook, Texas	7.75%	5/15/18	Interest only, balance due at maturity	0	6,625,000	6,027,624	0

Office Building Redwood City, California	8.00%	11/15/17	Interest only, balance due at maturity	0	4,860,000	4,860,000	0

Retail Building Antioch, California	8.00%	10/15/18	Interest only, balance due at maturity	0	7,000,000	4,724,635	0

Condominiums Phoenix, Arizona	11.00%	7/1/09	Interest only, Balance due at maturity	0	7,535,000	4,655,517	4,655,517

Unimproved Land Fairfield, California	9.00%	4/15/17	Interest only, Balance due at maturity	0	4,500,000	4,500,000	0

Office Building San Francisco, California	7.75%	11/1/17	Interest only, Balance due at maturity	0	4,250,000	4,250,000	0

Office Building Chula Vista, California	7.50%	11/1/18	Interest only, Balance due at maturity	0	5,600,000	4,049,498	0
TOTALS				$0	$87,779,400	$69,210,854	$4,655,517

NOTE 4:  The aggregate cost of the Company's loans for Federal income tax purposes is approximately $129,682,000 as of December 31, 2016.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Management of the Company carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective as of December 31, 2016.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting, as that term is defined in Rule 13a-15(f) under the Exchange Act, in the fiscal quarter ending December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) under the Exchange Act, for the Company. Under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of the internal control over financial reporting was conducted based on the framework established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). There are inherent limitations in any internal control system over financial reporting, which may not prevent or detect misstatements. The Company's internal control system over financial reporting is designed to provide reasonable assurance of achieving its objectives and management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2016.

Attestation Report of Independent Registered Public Accounting Firm

Crowe Horwath LLP, our independent registered public accounting firm, has audited our financial statements included in this Annual Report and has issued an attestation report on the effectiveness of our internal control over financial reporting, which is included in Item 8 of this Annual Report.

Item 9B. OTHER INFORMATION

There is no information required to be disclosed in a report on Form 8-K during the fourth quarter of the year ended December 31, 2016 that has not been so reported.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors of the Company.

Our Board of Directors is comprised of five members divided into three classes serving staggered terms of three-years each, with a term of office of only one of these three classes of directors expiring each year.   Gary C. Wallace is the Class I director, Bryan H. Draper and James M. Kessler are the Class II directors, and William C. Owens and Dennis G. Schmal are the Class III directors. Set forth below is certain information about each director of the Company as of the date of this Annual Report.  The business address of each of the directors is c/o Owens Realty Mortgage, Inc., 2221 Olympic Boulevard, Walnut Creek, California 94595.

Class I Director (Term expires at the 2017 Annual Meeting):

Gary C. Wallace – Mr. Wallace, age 62, has been a member of our Board since July 22, 2016,  when he was appointed as a Class I director to fill the vacancy created by the resignation of M. Lyman Bates,  Jr. Mr. Wallace  has provided consulting services to various banks, private equity firms, venture capital firms and the Public Company Accounting Oversight Board since his retirement from KPMG in 2005. He has also served as a member of the Board and Chairman of the Audit Committee of Plaza Bancorp and Plaza Bank since June 26, 2015. From February 2014 until February 2017, Mr. Wallace served as a member of the Board and Chairman of the Audit Committee of Orient Bancorp and Bank of the Orient.  From 2012 until June 26, 2015, Mr. Wallace served as a Director of Manhattan Bancorp and Bank of Manhattan, N.A. Mr. Wallace joined KPMG in 1975 and retired as a KPMG Audit Partner Specialist in Banking and Investment Services in 2005, having served as head of the Northern California Financial Institutions Practice. As a KPMG Audit Partner, Mr. Wallace served as engagement partner and associate SEC reviewing partner for banks, real estate, venture capital, private equity, hedge fund and investment companies ranging in size from startups to entities with over fifty billion dollars in assets. Mr. Wallace received a Bachelor of Science degree in Business Administration, Summa Cum Laude, from California State University – East Bay in 1975.

Mr. Wallace's extensive experience in audit, accounting and other financial matters, as well as deep familiarity with the financial services industry and corporate governance issues, make him well qualified to serve as a director of the Company and strengthens our Board's collective qualifications, skills, experience and viewpoints.

Class II Directors (Terms expire at the 2018 Annual Meeting):

Bryan H. Draper – Mr. Draper, age 59, has served as our President and CEO since January 2016 and as a member of our Board since the consummation of the Merger on May 20, 2013.  Mr. Draper served as the Secretary and Treasurer of the Company from its inception in 2012 until January 2016, and as our Chief Financial Officer from January 2013 to January 2016.  He has also been Chief Financial Officer and Corporate Secretary of our Manager since December 1987 and a member of the Board of Directors of the Manager since January 1997. Mr. Draper is also currently the Chief Financial Officer of Investors Yield, Inc. (a California Trust Company) which is owned 100% by the Manager. Mr. Draper is expected to continue as a director and Corporate Secretary and Chief Financial Officer of the Manager until he resigns or is replaced by a vote of the Manager's stockholders and board of directors, respectively.  Mr. Draper is a certified public accountant and is responsible for all accounting, finance, and tax matters for the Manager. Mr. Draper received a Master's degree in business administration from the University of Southern California in 1981.

Mr. Draper's extensive experience in the mortgage financing and real estate industries, his deep knowledge of our business as our Chief Executive Officer, as our former Chief Financial Officer and as the Chief Financial Officer of our Manager, as well as his expertise in accounting and financial matters make him well qualified to serve a director of the Company and strengthens our Board's collective qualifications, skills, experience and viewpoints.

James M. Kessler – Mr. Kessler, age 64, has been a member of our Board since the consummation of the Merger on May 20, 2013.  He has been the President of Stonehenge Property Group, a private real estate development and advisory services company, since its inception in August 2005.  Mr. Kessler founded Stonehenge Property Group and is responsible for all of its operations including budgets, business plans, property acquisition and development, financing and leasing.  From January 2004 to July 2005, he was the founder and principal of Highland Development Company, a retail acquisition and development company that was part of the Marcus & Millchap group of companies.  From April 2002 to October 2003, Mr. Kessler served as the Chief Operating Officer of ScanlanKemperBard Companies, a private real estate investment firm.  From July 1999 to February 2002, he served as the Chief Development Officer of Federal Realty Investment Trust, a publicly traded REIT.  While at Federal Realty Investment Trust, Mr. Kessler was responsible for establishing and managing regional and satellite offices, development, redevelopment, construction, operations, asset management and leasing.  From December 1989 to July 1999, Mr. Kessler was the Chief Development Officer of Burnham Pacific Properties/The Martin Group, a publically traded REIT.  From 1985 to December 1989, he served as the Director of Marketing of Transpacific Development, a private real estate development and management company.  Mr. Kessler received his bachelor's degree in business administration and management from Golden Gate University in 1981.

Mr. Kessler's extensive experience in the real estate investment, development and management industries and his senior management positions in two publicly traded REITs make him well qualified to serve as a director of the Company and strengthens our Board's collective qualifications, skills, experience and viewpoints.

Class III Directors (Terms Expire at the 2019 Annual Meeting):

William C. Owens – Mr. Owens, age 66, has been our executive Chairman of the Board since ORM's inception in 2012. Mr. Owens also served as our President from our inception in 2012 until January 2016, and as our Chief Executive Officer from January 2013 until January 2016.  He has been President of our Manager since April 1996, and is a member of the Board of Directors and the Loan Committee of the Manager and its Chief Executive Officer. Mr. Owens is expected to continue as a director and President and Chief Executive Officer of the Manager until he resigns or is replaced by a vote of the Manager's stockholders and board of directors, respectively. From 1979 until April 1996, he served as a Senior Vice President of the Manager. Mr. Owens is also currently the President of Investors Yield, Inc. (a California Trust Company) which is owned 100% by the Manager. Mr. Owens has been active in real estate construction, development, and mortgage financing since 1973. Prior to joining Owens Mortgage Company in 1979, Mr. Owens was involved in mortgage banking, property management and real estate development.  As President of the Manager, Mr. Owens is responsible for the overall activities and operations of the Manager, including corporate investment, operating policy and planning.  In addition, he is responsible for loan production, including the underwriting and review of potential loan investments.  Mr. Owens graduated from Westmont College in 1973 and is a licensed real estate broker.

Mr. Owens' extensive experience in the mortgage financing and real estate industries, his deep knowledge of our business as our executive Chairman of the Board, as our former Chief Executive Officer and as the Chief Executive Officer of our Manager, and his prior leadership experience make him well qualified to serve as Chairman of our Board and strengthens our Board's collective qualifications, skills, experience and viewpoints.

Dennis G. Schmal – Mr. Schmal, age 70, has been a member of our Board since the consummation of the Merger on May 20, 2013. In May of 2015, Mr. Schmal began service as a director and as chair of the audit committee of a public technology company, Blue Calypso, Inc. Mr. Schmal has also served as a director, and is the chairman of the audit committees, of the public investment funds overseen by three asset management complexes, AssetMark GuideMark/GuidePath Funds (since 2006), the Wells Fargo GAI Hedge Funds (since 2008), and the Cambria ETF Series (since 2013). Mr. Schmal served as a director and a member of the audit (chairman), nominating, and compensation committees of Merriman Holdings, Inc., a securities and investment banking firm from August 2003 until July 2016.  From May 2005 until July 2014, Mr. Schmal served as chairman of the board of directors of Pacific Metrics Corporation, a private company in the educational assessment/software field. Mr. Schmal served as chairman of the board of directors of a technology industry startup, Sitoa Global Inc., from January 2012 until April 2013. From August 2004 to November 2011, he served as a member of the board of directors, audit committee (chairman) and compensation committee of Varian Semiconductor, a semiconductor equipment manufacturer.  From October 2008 to May 2011, he served as a director and chairman of the audit committee of Grail Advisors EFT Trust, an exchange traded fund complex.  From September 2006 to May 2008, Mr. Schmal served as a director and chairman of the audit committee of North Bay Bancorp, a bank holding company.  From February 1972 to April 1999, Mr. Schmal was employed by Arthur Andersen LLP, primarily as a partner overseeing the delivery of accounting and audit services. During his career with Arthur Andersen LLP, Mr. Schmal specialized in working with companies in the financial services sector, including the commercial banking, securities/investment banking and asset management industries.  Mr. Schmal received a Bachelor of Science in Business Administration – Finance and Accounting Option from California State University, Fresno in 1972 and holds a CPA certificate (retired).

Mr. Schmal's extensive experience serving on boards and the audit and other key committees of multiple private and public companies, as well as his extensive expertise in accounting and financial matters, make him well qualified to serve as a director of the Company and strengthens our Board's collective qualifications, skills, experience and viewpoints.

Executive Officers of the Company that are not Directors.

Set forth below is certain information about each executive officer that is not also a director of the Company as of the date of this Annual Report. The business address of each executive officer is c/o Owens Realty Mortgage, Inc., 2221 Olympic Blvd., Walnut Creek, CA 94595.

Name	Age	Information about Executive Officers
William E. Dutra	54

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

Melina A. Platt	50
Ms. Platt was appointed as the Company's Chief Financial Officer and Treasurer in January 2016 and has been the Controller of the Manager since May 1998.  Ms. Platt is a certified public accountant and is responsible for all accounting, finance, and regulatory agency filings of the Company. Ms. Platt was previously a Senior Manager with KPMG LLP.

Daniel J. Worley	45
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

Brian M. Haines	39
Mr. Haines has served as a Senior Vice President of the Manager since January 2014 and as a Loan Officer of the Manager since 2007. Mr. Haines' focus is on originating and structuring debt investments, developing and fostering broker relationships and asset management oversight. Prior to joining the Manager, Mr. Haines co-owned and operated a private lending firm headquartered in Northern California. He is a director of the Bay Area Mortgage Association (BAMA) and an active member of the Urban Land Institute (ULI) and California Mortgage Association (CMA).

Audit Committee

Our Board of Directors has a standing Audit Committee, established in accordance with the requirements of the SEC and NYSE MKT rules. The Audit Committee's purpose and responsibilities are more fully set forth in the committee's charter, which was adopted by our Board of Directors on May 20, 2013, and is available on our web site at www.owensmortgage.com.

The current members of the Audit Committee are the independent directors, Messrs. Wallace, Kessler and Schmal. Messrs. Schmal and Kessler served as members of the Audit Committee throughout 2016, while Mr. Wallace was appointed to the Committee commencing July 22, 2016 following the resignation of Mr. M. Lyman Bates, Jr.  from the Board and its committees effective July 14, 2016. Our Board of Directors has determined that Mr. Wallace (the Chairman of the Audit Committee) qualifies as an "audit committee financial expert" for purposes of, and as defined by, applicable SEC rules and has the requisite accounting or related financial management expertise required by the NYSE MKT rules. In addition, our Board has determined that all of the members of the Audit Committee are financially literate as required by the NYSE MKT rules.

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

Procedures for Recommending Director Nominees

 There have been no material changes to the procedures described in the Company's proxy statement relating to the 2016 Annual Meeting of Stockholders by which stockholders may recommend director nominees to the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and holders of more than 10% of the outstanding shares of Common Stock ("10% Holders") to file with the SEC and the NYSE initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of ORM. Directors, executive officers and 10% Holders are required by the SEC's regulations to furnish us with copies of all Section 16(a) forms and amendments thereto filed during any given year.

Based on the review of copies of the Section 16(a) reports and amendments thereto furnished to us and/or written representations from our directors, executive officers and 10% Holders, we believe that for the year ended December 31, 2016 our directors, executive officers and 10% Holders complied with all Section 16(a) filing requirements applicable to them.

Item 11. EXECUTIVE COMPENSATION

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee members are Messrs. Wallace, Schmal and Kessler. Messrs. Schmal and Kessler served as  members of the Compensation Committee throughout 2016, while Mr. Wallace was appointed to the Committee commencing July 22, 2016 following the resignation of Mr. M. Lyman Bates, Jr.  from the Board and its committees effective July 14, 2016. None of the foregoing persons served as an officer, former officer or employee of ours or had a relationship disclosable under Item 404 of Regulation SK. Further, during 2016, none of our executive officers served as a member of the board of directors or compensation committee (or equivalent) of any other entity, one of whose executive officers served as one of our directors or on our Compensation Committee.

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

We do not have agreements with any of our executive officers or any employees of our Manager with respect to their compensation. Our executive officers are employees of our Manager and do not receive cash, equity or other compensation from us for serving as our executive officers. We did not pay any compensation to our executive officers nor did we make any grants of equity or other plan-based awards of any kind to them during 2016 or through the date of this Annual Report.  None of our executive officers received any options or stock directly from us prior to the date of this Annual Report. We do not provide any of our executive officers with pension benefits or nonqualified deferred compensation plans. We do not have any employment agreements with any persons and are not obligated to make any payments to any of our executive officers upon termination of employment or a change in control of us.

Compensation Committee Report

Our Compensation Committee reviewed and discussed with our management the "Compensation Discussion and Analysis" contained in this Annual Report. Based on that review and discussions, our Compensation Committee recommends to our Board of Directors that the "Compensation Discussion and Analysis" be included in this Annual Report.

By the Compensation Committee:
Dennis George Schmal, Chair
James Matthew Kessler
Gary C. Wallace

The foregoing Compensation Committee Report  shall not be deemed under the Securities Act or the Exchange Act to be (i) "soliciting material" or "filed" or (ii) incorporated by reference by any general statement into any filing made by us with the SEC, except to the extent that we specifically incorporate such report by reference.

Compensation of Independent Directors

Our independent directors are Messrs. Kessler, Schmal and Wallace.  Messrs. Kessler and Schmal were appointed to our Board of Directors on May 20, 2013 in connection with the completion of the Merger, and each of them serves as a member of our Audit, Nomination and Corporate Governance and Compensation committees. Mr. Schmal is our Lead Director and the Chairman of the Nomination and Corporate Governance and Compensation Committees Mr. Wallace was appointed to our Board of Directors effective July 22, 2016 following the resignation of Mr. Bates from the Board, and Mr. Wallace serves as a member (and Chairman) of our Audit Committee and as a member of our Nomination and Corporate Governance and Compensation Committees.

From January 1 through June 30, 2016, each of Messrs. Kessler, Schmal and Bates  was paid a cash retainer at an annual rate of $20,000, payable in quarterly installments of $5,000 on January 1, 2016 and April 1, 2016. In addition during this period Mr. Bates was paid an additional retainer  of $2,500 (annual rate of $5,000) for services as the Chairman of the Audit Committee, and Mr. Schmal was paid an additional retainer of $2500 (annual rate of $5,000) in aggregate for services as the Chairman of both the Compensation Committee and Nominating and Corporate Governance Committee.

On August 4, 2016, our Board of Directors approved the following compensation for our independent directors retroactive to July 1, 2016: (i) each independent director is paid a cash retainer at an annual rate of $35,000, payable quarterly in advance; (ii) in addition, the chair of our Audit Committee (Mr. Wallace) is paid a retainer at an annual rate of $7,500, the chair of our Compensation Committee (Mr. Schmal) is paid a retainer at an annual rate of $7,500, the chair of our Nominating and Corporate Governance Committee (Mr. Schmal) is paid a retainer at an annual rate of $5,000, and our lead independent director (Mr. Schmal) is paid a retainer at an annual rate of $2,500, each payable quarterly in advance.

We also reimburse all members of our Board for their travel expenses incurred in connection with their attendance at our Board, committee and stockholder meetings. We pay directors' fees only to those directors who are independent under the NYSE MKT rules.

The following table summarizes the compensation received by our independent directors for the fiscal year ended December 31, 2016.
Name	Fees Earned or Paid in Cash($)
James M. Kessler	$27,500
Dennis G. Schmal	$37,500
Gary C. Wallace (1)	$21,250
M. Lyman Bates (2)	$12,500
(1) Appointed to Board of Directors and its Committees on July 22, 2016.
(2) Resigned effective July 14, 2016.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of March 10, 2017 (unless otherwise indicated), of each current director and director nominee, each of our executive officers, our executive officers and directors as a group and each stockholder known to management to own beneficially more than 5% of the outstanding shares of our Common Stock. Unless otherwise indicated, we believe that the beneficial owner set forth in the table has sole voting and investment power.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Percentage of Common Stock Beneficially Owned
Beneficial owners of more than 5%:
Freestone Investments, LLC Freestone Capital Management, LLC Gary Furukawa(2) 701 Fifth Avenue, Suite 7400 Seattle, Washington 98104	789,455	7.70%
Nantahala Capital Management, LLC(3) 19 Old Kings Highway South, Suite 200 Darien, CT 06820	654,968	6.39%
Executive officers and directors:
William C. Owens (4)(5)	185,985	1.81%
Bryan H. Draper(6)	93,017	*
James M. Kessler(7)	29,074	*
Dennis G. Schmal	3,000	*
Gary C. Wallace	1,500	*
Daniel J. Worley	2,325	*
William E. Dutra(8)	25,589	*
Melina A. Platt	3,910	*
Brian M. Haines(9)	7,908	*

All executive officers and directors as a group (9 persons)	352,308	3.44%
_________________________________________
*	Less than one percent.
(1)	The address of each of the executive officers and directors listed above is c/o Owens Realty Mortgage, Inc., 2221 Olympic Boulevard, Walnut Creek, California 94595.
(2)
This information is based on a Schedule 13G/A filed with the SEC on February 3, 2017.  An aggregate of 789,455 shares of Common Stock are beneficially owned by Freestone Investments, LLC, a Washington limited liability company ("FI"), Freestone Capital Management, LLC, a Delaware limited liability company ("FCM"), and Gary I. Furukawa ("Furukawa", and collectively, the "Reporting Persons"). FI is the general partner of Freestone Opportunity Partners LP ("FOP") and Freestone Opportunity Qualified Partner LP ("FOQP"), and reports beneficial ownership of 283,738 shares of Common Stock held directly by FOP and 393,008 shares of Common Stock held directly by FOQP.  FCM is the investment manager for FOP and FOQP, as well as various managed accounts that own Common Stock and  reports beneficial ownership of the 283,738 shares of Common Stock held directly by FOP, the 393,008 shares of Common Stock held directly by FOQP and an additional 9,357 shares of Common Stock held in managed accounts.  Furukawa reports beneficial ownership of an additional 103,352 shares of Common Stock and has reported he may be deemed a beneficial owner of the shares of Common Stock held by FI and FCM due to his directorship of Freestone Capital Holding, LLC which directly or indirectly owns all the equity of FI and FCM.

(3)
This information is based on a Schedule 13G filed with the SEC on February 14, 2017, by Nantahala Capital Management, LLC, a Massachusetts limited liability company ("Nantahala"), Wilmot Harkey and Daniel Mack (collectively the "Reporting Persons"). The Reporting Persons report that Nantahala may be deemed to be beneficial owner of 654,968 shares of Common Stock held by funds and separately managed accounts under its control and, as the managing members of Nantahala, each of Messrs. Harkey and Mack may also be deemed the beneficial owner of those shares.

(4)
Mr. Owens owns 62.5% of Owens Financial Group, Inc., our Manager and shares voting power at the Manager with Mr. Draper, Mr. Dutra and Mr. Haines, each of whom owns the following percentage of the Manager: Draper – 16.305%; Dutra – 16.305%; and Haines – 4.89%. Mr. Owens' is reporting beneficial ownership of 83,049 shares of Common Stock held by the Manager directly and 13,736 shares of Common Stock held by Investors Yield. Inc. (a wholly-owned subsidiary of the Manager), with respect to which he has shared voting and investment power. Mr. Owens disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein.

(5)
Includes 360 shares of Common Stock held by Owens Trust dated February 24, 1998, the trustee of which is Mr. Owens. Also includes 4,637 shares of Common Stock held by Belmar, a California limited partnership of which Mr. Owens owns 49.22%.  Mr. Owens disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein. Also includes: (i) 6,361 shares of Common Stock held indirectly by Mr. Owens spouse; (ii) 11,572 shares of Common Stock held in an Individual Retirement Account of which Mr. Owens is sole beneficiary; and (iii) 63,460 shares of Common Stock owned indirectly through the Owens Financial Group 401(k) Plan.

(6)
Includes 4,543 shares of Common Stock held by Draper Family Partnership of which Mr. Draper is a 50% owner.  Mr. Draper disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein.  Also includes: (i) 32,713 shares of Common Stock held by Draper Family Trust dated May 16, 2000 of which Mr. Draper is co-trustee; (ii) 3,275 shares of Common Stock indirectly by Mr. Draper's spouse; (iii) 52,186 shares of Common Stock held in Individual Retirement Accounts of which Mr. Draper is sole beneficiary; and (iv) 300 shares of Common Stock owned by Mr. Draper's child. Does not include 83,049 shares of Common Stock held by the Manager directly and 13,736 shares of Common Stock held by Investors Yield, Inc.

(7)
Mr. Kessler owns 29,074 shares of Common Stock through two trusts. Mr. Kessler has sole voting and investment power over 17,836 shares of Common Stock held in one of those trusts and shared voting and investment power over shares of Common Stock held in the other trust.

(8)
Includes 2,689 shares of Common Stock held by The Dutra Trust of which Mr. Dutra is a co-trustee and 22,900 shares of Common Stock owned indirectly through the Owens Financial Group 401(k) Plan. Does not include 83,049 shares of Common Stock held by the Manager directly and 13,736 shares of Common Stock held by Investors Yield. Inc.

(9)
Includes 1,248 shares of Common Stock held in an Individual Retirement Account and 3,973 shares of Common Stock owned indirectly through the Owens Financial Group 401(k) Plan. Does not include 83,049 shares of Common Stock held by the Manager directly and 13,736 shares of Common Stock held by Investors Yield. Inc.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transaction Policy and Procedures

The Company has adopted a written policy for approval of transactions and arrangements between the Company and the Company's current and recent former directors, director nominees, current and recent former executive officers, greater than five percent stockholders and their immediate family members, and entities where any of the foregoing persons is employed or serves as a general partner, principal or in a similar position (each, a "Related Party").

The policy provides that the Audit Committee reviews certain transactions subject to the policy and determines whether or not to approve or ratify those transactions. In doing so, the Audit Committee takes into account, among other things, whether the transaction is on terms comparable to those that could be obtained in arm's length dealings with an unrelated third party under similar circumstances, the extent of the Related Party's interest in the transaction, and the conflicts of interest provisions and corporate opportunity provisions of the Company's Code of Business Conduct and Ethics.  The Related Party transaction must be approved or ratified by the Audit Committee in accordance with the provisions of the policy and in accordance with relevant provisions of the Company's charter, bylaws and applicable provisions of the MGCL.

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
reported in the Company's proxy statement under the SEC's compensation disclosure requirements or (b) the executive officer is not an immediate family member of another executive officer or director of the Company, the related compensation would be reported in the Company's proxy statement under the SEC's compensation disclosure requirements if the executive officer was a "named executive officer," and the Compensation Committee approved (or recommended that our Board approve and the Board has approved) such compensation;

•
certain transactions in the Company's ordinary course of business where the Related Party's interest arises only from:  (a) the Related Party's position as a director of another entity that is a party to the transaction; (b) from direct or indirect ownership by such Related Party and all other Related Parties, in the aggregate, of less than a 5% equity interest in another person (other than a partnership) that is a party to the transaction; (c) from both such position described in (a) and ownership described in (b); or (d) from the Related Party's position as a limited partner in a partnership  in which all Related Parties in the aggregate have an interest of less than 5% and the Related Party  is not a general partner of and does not have another position in such partnership;

•
certain transactions in the Company's ordinary course of business where the Related Party's interest arises solely from the ownership of the Company's Common Stock and holders of the Company's Common Stock received the same benefit on a pro rata basis; and

•
certain transactions involving a Related Party where the rates or charges involved are determined by competitive bids, or transactions involving the rendering of services as a common or contract carrier, or as a public utility, at rates or charges fixed in conformity with law or a governmental authority.

Related Party Transactions

Ownership of the Manager

The voting common stock of our Manager, Owens Financial Group, Inc., is owned as follows: 62.5% by William C. Owens, 16.305% by Bryan H. Draper, 16.305% by William E. Dutra and 4.89% by Brian M. Haines.

Management Fees and Expenses

We have entered into a Management Agreement with our Manager, Owens Financial Group, Inc., which describes the services to be provided by our Manager.  The compensation payable to the Manager for those services and certain other important provisions relating to the Manager are described in our charter. The Manager manages our day-to-day operations and business, subject to the supervision and oversight of our Board of Directors.  The Manager is required to act in accordance with policies and restrictions contained in the Company's charter and such additional investment policies as may be adopted by our Board of Directors.

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

The Management Agreement provides that the fees payable to the Manager as described in the charter may not be changed without the approval of the Board (including a majority of the independent members of the Board), the holders of a majority of the outstanding shares of Common Stock and the Manager; provided that stockholder approval is not required to adjust the Manager's compensation so long as such adjustment will not have a significant adverse impact on the stockholders of the Company. The charter provides for the payment of the following fees by the Company and by borrowers:

Fees paid by the Company. The Manager is entitled to receive the following fees from the Company:

•
Management Fee.  The Manager receives a management fee payable monthly, subject to a maximum fee of 2.75% per year of the average unpaid balance of the Company's mortgage loans at the end of each month in the calendar year. The maximum payment is calculated on an annual basis; thus, the management fee in any one month could exceed .2292% (2.75% / 12 months) of the unpaid balance of Company's mortgage loans at the end of such month, provided that the maximum annual management fee will not exceed 2.75% of the average unpaid balance the Company's mortgage loans at the end of each month in the calendar year. Management fees amounted to approximately $3,286,000 and $2,051,000 for the years ended December 31, 2016 and 2015, respectively.

•
Loan Servicing Fee.  The Manager may act as servicing agent with respect to the Company's mortgage loans, in consideration for which it will be entitled to receive from ORM a monthly fee, which, when added to all other fees paid in connection with the servicing of a particular loan, does not exceed the lesser of the customary, competitive fee in the community where the loan is placed for the provision of such mortgage services on that type of loan, or up to 0.25% per year of the unpaid balance of ORM's mortgage loans at the end of each month. Servicing fees amounted to approximately $299,000 and $186,000 for the years ended December 31, 2016 and 2015, respectively.

Fees paid by borrowers. The Manager is entitled to receive directly from borrowers the following fees:

•
Acquisition and Origination Fees.  The Manager or its affiliates is entitled to receive and retain all fees and commissions paid or payable to it by any party other than ORM and any subsidiary in connection with ORM making or investing in mortgage loans. Included in the computation of such fees or commission is any selection fee, mortgage placement fee, nonrecurring management fee and any origination fee, loan fee or points paid by borrowers to the Manager or any fee of a similar nature, however designated. Such fees earned by the Manager amounted to approximately $2,514,000 and $1,956,000 on loans originated or extended of approximately $101,594,000 and $80,448,000 for the years ended December 31, 2016 and 2015, respectively.

•
Late Payment Charges.  The Manager is entitled to receive and retain all additional charges paid by borrowers on delinquent loans and loans past maturity held by ORM, including additional interest and late payment fees. The amounts paid to or collected by the Manager for late payment charges totaled approximately $54,000 and $30,000 for the years ended December 31, 2016 and 2015, respectively.

•
Other Miscellaneous Fees. ORM remits other miscellaneous fees to the Manager, which are collected from loan payments, loan payoffs or advances from loan principal (i.e. funding, demand and partial release fees). Such fees remitted to the Manager totaled approximately $20,000 and $7,000 for the years ended December 31, 2016 and 2015, respectively.

 The Manager is entitled to be reimbursed by ORM for any expenses (subject to certain exceptions outlined in the charter and the Management Agreement) paid by the Manager, including, without limitation, legal and accounting expenses, filing fees, printing costs, and goods, services and materials used by or for ORM. Additionally, the Manager is entitled to reimbursements for salaries for non-management and non-supervisory services.  For the years ended December 31, 2016 and 2015, ORM recorded expenses totaling approximately $440,000 and $590,000, respectively, related to expense reimbursements to the Manager. ORM also reimbursed certain of the Manager's officers for allowed expenses in the total amount of $0 and $1,000 during the years ended December 31, 2016 and 2015, respectively.

ORM paid Investor's Yield, Inc. (a wholly owned subsidiary of the Manager) approximately $9,000 and $10,000 in trustee's fees related to certain foreclosure proceedings on ORM loans during the years ended December 31, 2016 and 2015, respectively.

TOTB Miami

Ownership Interest of the Manager in TOTB. TOTB Miami was formed to own and operate a condominium complex located in Miami, Florida that was acquired through foreclosure and a series of related transactions. The condominium complex consisted of three buildings on 5.41 acres of land, two of which had been previously renovated and in which 169 units remained unsold and one of which contained 160 vacant units that were undergoing renovation.  During 2014 TOTB North was formed as a wholly-owned subsidiary of TOTB Miami and the vacant 160 unit apartment building (the "Apartments") and the related 2.37 acre parcel of land were contributed by TOTB Miami to TOTB North. All of the TOTB and TOTB North properties were sold in September 2016 for net sales proceeds of approximately $74,073,000, resulting in gain of approximately $19,292,000.

The Company owned an 80.74% interest in TOTB Miami and the Manager was the owner of the other 19.26% interest. Income and loss allocations were made based on these percentages. ORM and the Manager earned net income from TOTB Miami of approximately $14,977,000 and $3,571,000, respectively, during 2016 (including gain on sale of the property).

TOTB North Construction Loan and Guaranty. On June 12, 2014, TOTB North entered into a secured Construction Loan Agreement with Bank of the Ozarks ("Ozarks") as the lender providing Borrower with a loan (the "North Loan") of up to $21,304,000, for the purpose of renovating and improving the Apartments. As a condition to providing the North Loan, Ozarks required a joint and several completion guaranty from the Company and the Manager with respect to completion of the Apartments, a joint and several repayment guaranty from the Company and the Manager that guarantees repayment of the North Loan subject to certain limitations, and a joint and several carve-out guaranty from the Company and the Manager that provides a guaranty with respect to standard "bad-boy" carve-out provisions.

The largest outstanding principal balance of the North Loan during 2016 was $20,405,000.  The North Loan was repaid in full with the sale of the TOTB property in September 2016. Interest expense incurred on the loan totaled $626,000 in 2016 (of which $134,000 was capitalized to the construction project and $492,000 was expensed).  In addition, $138,000 of deferred financing costs were amortized during 2016 (of which $36,000 was capitalized to the construction project and $102,000 was expensed). Net debt issuance costs outstanding on the North Loan of approximately $156,000 were written off at the time of sale and reflected in the net gain on sale of the property.
TOTB Miami Loan and Guaranty.  On November 17, 2014, TOTB Miami entered into a Loan Agreement with Ozarks providing TOTB Miami a loan (the "TOTB Loan") of $13,000,000.  As a condition to providing the TOTB Loan, Ozarks required a joint and several repayment guaranty from the Company and the Manager that guarantees repayment of the TOTB Loan subject to certain limitations, and a joint and several carve-out guaranty from the Company and the Manager that provides a guaranty with respect to standard "bad-boy" carve-out provisions.

The net cash proceeds from the TOTB Loan were distributed to the members of TOTB Miami ($10,256,000 to ORM and $2,446,000 to the Manager) in 2014. The largest outstanding balance of the TOTB Loan was $12,693,000. The TOTB Loan was repaid in full with the sale of the TOTB property in September 2016. Interest expense incurred on the loan totaled $505,000 in 2016 (including $84,000 in amortization of deferred financing costs).  Net debt issuance costs outstanding on the TOTB Loan of approximately $98,000 were written off at the time of sale and reflected in the net gain on sale of the property.
Guaranty of Opus Bank Line of Credit

On April 22, 2014, the Company entered into the Opus Credit Facility to provide the Company with a revolving line of credit of up to $20 million subject to the terms and conditions of this facility.  As a condition to providing the Opus Credit Facility, Opus Bank required the Company's Chairman of the Board, William C. Owens, to enter into a Carveout Payment Guaranty (the "Guaranty"), dated April 22, 2014, in favor of Opus.  Mr. Owens' delivered the Guaranty in his individual capacity and as sole trustee of Owens Trust, a California trust controlled by Mr. Owens, to guarantee performance by the Company of certain specified obligations under the Opus Credit Facility.

The largest outstanding principal balance of the Opus Credit Facility during 2016 was $12,626,000. The Company repaid the Opus Credit Facility in full during 2016 and the facility is terminated. Interest expense incurred on the line of credit totaled $364,000 in 2016 (including $103,000 in amortization of deferred financing costs).

Office Lease

ORM does not have any separate offices. The Manager operates from its executive offices at 2221 Olympic Boulevard, Walnut Creek, California 94595, or the Executive Office. The lessor of the Executive Office is Olympic Blvd. Partners, a California General Partnership ("OBP"), of which the Manager is a 50% general partner. The Executive Office is the sole asset of OBP. The lease agreement, or the Office Lease, between OBP and the Manager for the Executive Office has a term extending until December 31, 2019. The Manager pays rent in the amount of $15,975 per month to OBP under the Office Lease (increasing to the prevailing market rate beginning January 1, 2017).  For each of the years ended December 31, 2016 and 2015, Owens Financial Group paid $191,700 to OBP for use of the Executive Office. The Executive Office is subject to a deed of trust in the amount of $670,800 as of December 31, 2016 with monthly payments of interest and principal of $4,565.88 and the remaining principal balance of $617,013 due on February 28, 2018.

Director Independence

The Company's corporate governance guidelines provide that a majority of the directors serving on our Board must be "independent" as defined by the NYSE MKT rules.   Based upon its review of all relevant facts and circumstances, our Board has affirmatively determined that three of our five current directors, Gary C. Wallace, Dennis G. Schmal and James M. Kessler, and Mr. M. Lyman Bates, Jr. through the date of his resignation from the Board and its committees, qualify as independent directors under applicable SEC and NYSE MKT rules. In addition, our Board's three standing committees, the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, are each composed entirely of independent directors as required by the charters of those committees.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarizes the aggregate fees (including related expenses) billed to us for professional services provided by Crowe Horwath LLP for the fiscal years ended December 31, 2016 and 2015:

	Fiscal Year Ended December 31, 2016	Fiscal Year Ended December 31, 2015
Audit Fees	$229,000	$218,000
Audit-Related Fees	13,200	4,500
Tax Fees	119,483	47,075
All Other Fees	2,696	4,605

Total	$364,379	$274,180

Audit Fees.  Audit fees consist of fees and expenses billed by Crowe Horwath LLP related to the audit of our consolidated financial statements included in Form 10-K, the audit of our internal control over financial reporting and the reviews of the interim consolidated financial statements included in the Form 10-Q's, including services normally provided by an accountant in connection with statutory and regulatory filings or engagements.

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

All services rendered by Crowe Horwath LLP were pre-approved by the Audit Committee for 2016 in accordance with its pre-approval policy, and the Audit Committee concluded that the provision of such services by Crowe Horwath LLP was compatible with the maintenance of that firm's independence in the conduct of its audit functions. The Audit Committee charter requires that the committee review and pre-approve each audit or permissible non-audit engagement or accounting project involving the independent public accountant, and the related fees or ranges of fees, prior to commencement of the engagement or project subject to certain exceptions if the services meet pre-approval policies that may be established under the charter. The Audit Committee may delegate its pre-approval authority to one or more of its members and, if such delegation occurs, then such member(s) are required to report any pre-approval decisions to the Audit Committee at its next-scheduled meeting.

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

* 10.3
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

* 10.4
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

* 10.5
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
* 99.1
Land and Entitlement Purchase Agreement, dated as of September 22, 2016, among Tahoe Stateline Ventures, LLC and Jianping Pan, Kawana Holdings, LLC or its nominee, incorporated by reference to exhibit 99.1 of the current report on Form 8-K filed with the SEC on September 27, 2016

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

OWENS REALTY MORTGAGE, INC.

Dated: March 15, 2017	By:	/s/ Bryan H. Draper
Bryan H. Draper, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Dated: March 15, 2017		By:	/s/ William C. Owens
William C. Owens, Director and Chairman of the Board

Dated: March 15, 2017		By:	/s/ Bryan H. Draper
Bryan H. Draper, Director, Chief Executive Officer and President (Principal Executive Officer)

Dated: March 15, 2017		By:	/s/ Melina A. Platt
Melina A. Platt, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Dated: March 15, 2017		By:	*
Dennis G. Schmal, Director

Dated: March 15, 2017		By:	*
Gary C. Wallace, Director

Dated: March 15, 2017		By:	*
James M. Kessler, Director

	*	By:	/s/ Bryan H. Draper
Bryan H. Draper
Attorney-in-fact