Form 10-Q
period 2017-03-31
Owens Realty Mortgage, Inc.
filed 2017-05-09
CIK 1556364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

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

Class                  Outstanding as of May 5, 2017
Common Stock, $.01 par value 10,247,477 shares

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	46

Item 1A.	Risk Factors	46

Item 6.	Exhibits	46

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
OWENS REALTY MORTGAGE, INC.
Consolidated Balance Sheets
 (UNAUDITED)
	March 31,	December 31,
	2017	2016
ASSETS
Cash and cash equivalents	$601,734	$434,243
Restricted cash	6,500,000	6,500,000
Loans, net of allowance for losses of $2,636,859 in 2017 and $2,706,822 in 2016	134,068,065	126,975,489
Interest and other receivables	2,166,239	2,164,335
Other assets, net of accumulated depreciation and amortization of $266,097 in 2017 and $251,729 in 2016	857,489	803,676
Deferred financing costs, net of accumulated amortization of $144,570 in 2017 and $107,744 in 2016	135,029	171,855
Deferred tax assets, net	7,259,013	7,248,977
Investment in limited liability company	2,184,474	2,140,482
Real estate held for sale	81,502,043	75,843,635
Real estate held for investment, net of accumulated depreciation of $3,363,333 in 2017 and $3,151,427 in 2016	35,526,689	37,279,763
Total assets	$270,800,775	$259,562,455
LIABILITIES AND EQUITY
LIABILITIES:
Dividends payable	$819,798	$1,402,496
Due to Manager	372,532	360,627
Accounts payable and accrued liabilities	2,511,774	3,699,859
Deferred gains on sales of real estate	209,662	209,662
Lines of credit payable	14,164,000	4,976,000
Notes and loans payable on real estate	37,823,252	33,385,934
Total liabilities	55,901,018	44,034,578
Commitments and Contingencies (Note 13)
EQUITY:
Stockholders' equity:
Preferred stock, $.01 par value per share, 5,000,000 shares authorized, no shares issued and outstanding at March 31, 2017 and December 31, 2016	—	—
Common stock, $.01 par value per share, 50,000,000 shares authorized, 11,198,119 shares issued, 10,247,477 shares outstanding at March 31, 2017 and December 31, 2016	111,981	111,981
Additional paid-in capital	182,437,522	182,437,522
Treasury stock, at cost – 950,642 shares at March 31, 2017 and December 31, 2016	(12,852,058)	(12,852,058)
Retained earnings	45,202,312	45,830,432
Total stockholders' equity	214,899,757	215,527,877
Total liabilities and equity	$270,800,775	$259,562,455

The accompanying notes are an integral part of these consolidated financial statements.

OWENS REALTY MORTGAGE, INC.
Consolidated Statements of Income
 (UNAUDITED)

	Three Months Ended March 31,
	2017	2016
Revenues:
Interest income on loans	$2,547,042	$2,043,008
Rental and other income from real estate properties	946,371	2,139,985
Income from investment in limited liability company	43,992	42,624
Total revenues	3,537,405	4,225,617
Expenses:
Management fees to Manager	947,514	765,515
Servicing fees to Manager	86,138	69,592
General and administrative expense	483,814	553,417
Rental and other expenses on real estate properties	1,203,319	1,790,379
Depreciation and amortization	309,960	343,649
Interest expense	286,801	683,051
Provision for loan losses	38,036	111,075
Total expenses	3,355,582	4,316,678
Operating income (loss)	181,823	(91,061)
(Loss) gain on sales of real estate, net	(181)	4,838,815
Net income before income tax expense	181,642	4,747,754
Income tax benefit	10,036	—
Net income	191,678	4,747,754
Less: Net income attributable to non-controlling interests	—	(13,492)
Net income attributable to common stockholders	$191,678	$4,734,262

Per common share data:
Basic and diluted earnings per common share	$0.02	$0.46
Basic and diluted weighted average number of common shares outstanding	10,247,477	10,247,477
Dividends declared per share of common stock	$0.08	$0.08

The accompanying notes are an integral part of these consolidated financial statements.

OWENS REALTY MORTGAGE, INC.
Consolidated Statements of Stockholders' Equity
Three Months Ended March 31, 2017 and 2016
 (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Treasury Stock			Total Stockholders' Equity	Non- controlling Interests
						Retained Earnings			Total Equity
	Shares	Amount		Shares	Amount

Balances, December 31, 2015	11,198,119	$111,981	$182,437,522	(950,642)	$(12,852,058)	$25,282,553	$194,979,998	$4,528,849	$199,508,847

Net income	—	—	—	—	—	4,734,262	4,734,262	13,492	4,747,754
Dividends declared	—	—	—	—	—	(819,798)	(819,798)	—	(819,798)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(5,132)	(5,132)
Balances, March 31, 2016	11,198,119	$111,981	$182,437,522	(950,642)	$(12,852,058)	$29,197,017	$198,894,462	$4,537,209	$203,431,671

Balances, December 31, 2016	11,198,119	$111,981	$182,437,522	(950,642)	$(12,852,058)	$45,830,432	$215,527,877	$—	$215,527,877

Net income	—	—	—	—	—	191,678	191,678	—	191,678
Dividends declared	—	—	—	—	—	(819,798)	(819,798)	—	(819,798)
Balances, March 31, 2017	11,198,119	$111,981	$182,437,522	(950,642)	$(12,852,058)	$45,202,312	$214,899,757	$—	$214,899,757

The accompanying notes are an integral part of these consolidated financial statements.

OWENS REALTY MORTGAGE, INC.
Consolidated Statements of Cash Flows
 (UNAUDITED)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$191,678	$4,747,754
Adjustments to reconcile net income to net cash used in operating activities:
Loss (gain) on sales of real estate, net	181	(4,838,815)
Deferred income tax benefit	(10,036)	—
Income from investment in limited liability company	(43,992)	(42,624)
Provision for loan losses	38,036	111,075
Depreciation and amortization	309,960	343,649
Amortization of deferred financing costs	45,902	107,022
Changes in operating assets and liabilities:
Interest and other receivables	(1,904)	(342,480)
Other assets	(57,224)	(100,645)
Accounts payable and accrued liabilities	(2,385,879)	(1,445,657)
Due to Manager	11,905	(90,621)
Net cash used in operating activities	(1,901,373)	(1,551,342)
CASH FLOWS FROM INVESTING ACTIVITIES:
Principal collected on loans	8,603,121	18,028,938
Investment in loans	(15,733,733)	(22,964,470)
Investment in real estate properties	(3,825,224)	(2,832,188)
Net proceeds from disposition of real estate properties	871,856	6,478,811
Purchases of vehicles and equipment	(10,957)	(23,173)
Transfer to restricted cash, net	—	(104,050)
Net cash used in investing activities	(10,094,937)	(1,416,132)
CASH FLOWS FROM FINANCING ACTIVITIES:
Advances on notes payable	4,475,120	1,562,861
Repayments on notes payable	(96,823)	(166,971)
Advances on lines of credit	14,918,000	32,128,000
Repayments on lines of credit	(5,730,000)	(26,191,000)
Payment of deferred financing costs	—	(254,582)
Distributions to non-controlling interests	—	(5,132)
Dividends paid (including tax payments on behalf of shareholders)	(1,402,496)	(2,133,455)
Net cash provided by financing activities	12,163,801	4,939,721
Net increase in cash and cash equivalents	167,491	1,972,247
Cash and cash equivalents at beginning of period	434,243	1,255,842
Cash and cash equivalents at end of period	$601,734	$3,228,089
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest (excluding amounts capitalized)	$215,585	$502,649
Cash paid during the period for interest that was capitalized	267,580	188,691
Supplemental Disclosure of Non-Cash Activity
Amortization of deferred financing costs capitalized to construction project	(49,945)	(36,230)
Change in capital expenditures financed through accounts payable	(1,197,794)	(3,503,363)
Dividends declared but not paid	(819,798)	(819,798)
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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of the management of the Company, the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein. Certain information and footnote disclosures presented in the annual consolidated financial statements are not included in these interim financial statements.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Form 10-K of ORM for the fiscal year ended December 31, 2016 filed with the Securities and Exchange Commission ("SEC") on March 15, 2017. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the operating results to be expected for the full year ending December 31, 2017. The Company evaluates subsequent events up to the date it files its Form 10-Q with the SEC.

Basis of Presentation

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned taxable REIT subsidiaries ("TRSs") and its majority- and wholly-owned limited liability companies. The Company is in the business of providing mortgage lending services and manages its business as one operating segment. Due to foreclosure activity, the Company also owns and manages real estate assets.

Certain reclassifications, not affecting previously reported net income or stockholders' equity, have been made to the previously issued consolidated financial statements to conform to the current period presentation.

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

Recently Issued Accounting Pronouncements

In January 2017, the FASB issued Accounting Standards Update ("ASU") 2017-01, "Business Combinations (Topic 805) – Clarifying the Definition of a Business", or ASU 2017-01. The amendments in ASU 2017-01 clarify the definition of a business by more clearly outlining the requirements for an integrated set of assets and activities to be considered a business and by establishing a practical framework to determine when the integrated set of assets and activities is a business. This standard is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted for transactions not yet reflected in the financial statements. The Company does not believe that adoption of ASU 2017-01 will have a material impact on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230) – Restricted Cash", or ASU 2016-18. The amendments in ASU 2016-18 require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash and cash equivalents together when reconciling the beginning and end of period total amounts shown on the statement of cash flows. This standard is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted and requires adoption on a retrospective basis to each period presented. The adoption of ASU 2016-18 will result in the Company including its restricted cash with cash and cash equivalents when reconciling the beginning and ending amounts shown on its consolidated statement of cash flows.

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

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," or ASU 2014-09. ASU 2014-09 broadly amends the accounting guidance for revenue recognition. ASU 2014-09's effective date was deferred one year by ASU 2015-14, and it is now effective for the first interim or annual period beginning after December 15, 2017, and is to be applied retrospectively to all periods presented or retrospectively with the cumulative effect recognized at the date of the initial application. Early adoption is permitted, but not before annual periods beginning after December 15, 2016. The Company expects that the majority of its revenue will not be impacted by the adoption of this accounting standard since the standard will not change its accounting policy for the recognition of interest income. The Company does not anticipate its revenue from real estate properties will be significantly impacted by this standard, however management is still evaluating the standard's impact as it relates to rental income and gain on sale of real estate when such sale is financed by the Company.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

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

Recently Adopted Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-07, "Investments – Equity Method and Joint Ventures (Topic 323) – Simplifying the Transition to the Equity Method of Accounting", or ASU 2016-07. To simplify the accounting for equity method investments, the amendments in ASU 2016-07 eliminate the requirement in Topic 323 that an entity retroactively adopt the equity method of accounting if an investment qualifies for use of the equity method as a result of an increase in the level of ownership or degree of influence. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor's previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. The adoption of ASU 2016-07 during the first quarter of 2017 did not have an impact on the Company's consolidated financial statements.

Significant Accounting Policies
 The significant accounting policies used in the preparation of these interim consolidated financial statements are disclosed in the Company's consolidated financial statements for the year ended December 31, 2016 included in its 2016 annual report on Form 10-K.  There have been no significant changes to those significant accounting policies during the quarter ended March 31, 2017.
NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES
Loans are generally stated at the principal amount outstanding. Advances under the terms of a loan to pay property taxes, insurance, legal and other costs are generally capitalized and reported as interest and other receivables. The Company's portfolio consists primarily of real estate loans generally collateralized by first, second and third deeds of trust.  Interest income on loans is accrued by the simple interest method. A loan is generally placed on nonaccrual status when the loan becomes greater than ninety days delinquent in monthly payments and/or full payment of principal and interest is not expected. When a loan is classified as nonaccrual, interest accruals discontinue and all past due interest is included in the recorded investment in the impaired loan that is measured as described below. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest. Cash receipts on nonaccrual loans are used to reduce any outstanding accrued interest, and then are recorded as interest income, except when such payments are specifically designated as principal reduction or when management does not believe the Company's investment in the loan is fully recoverable. The Company does not incur origination costs and does not earn or collect origination fees from borrowers as OFG is entitled to all such fees (see Note 9).

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

The following tables show the changes in the allowance for loan losses by portfolio segment for the three months ended March 31, 2017 and 2016 and the allocation of the allowance for loan losses and loans as of March 31, 2017 and December 31, 2016 by portfolio segment and by impairment methodology:
	Commercial	Residential	Land
2017				Total

Allowance for loan losses:
	Three Months Ended March 31, 2017
Beginning balance	$864,971	$1,331,318	$510,533	$2,706,822
Charge-offs	—	(107,999)	—	(107,999)
Provision (Reversal)	69,577	(13,964)	(17,577)	38,036
Ending balance	$934,548	$1,209,355	$492,956	$2,636,859

	March 31, 2017
Ending balance: individually evaluated for impairment	$—	$624,713	$—	$624,713

Ending balance: collectively evaluated for impairment	934,548	584,642	492,956	2,012,146

Ending balance	$934,548	$1,209,355	$492,956	$2,636,859

Loans:
Ending balance: individually evaluated for impairment	$—	$4,177,854	$—	$4,177,854

Ending balance: collectively evaluated for impairment	110,682,477	13,606,070	8,238,523	132,527,070

Ending balance	$110,682,477	$17,783,924	$8,238,523	$136,704,924

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

	Commercial	Residential	Land
2016				Total

Allowance for loan losses:
	Three Months Ended March 31, 2016
Beginning balance	$1,140,530	$455,587	$246,329	$1,842,446
Provision (Reversal)	(3)	48,335	62,743	111,075
Ending balance	$1,140,527	$503,922	$309,072	$1,953,521

	December 31, 2016
Ending balance: individually evaluated for impairment	$—	$732,712	$—	$732,712

Ending balance: collectively evaluated for impairment	864,971	598,606	510,533	1,974,110

Ending balance	$864,971	$1,331,318	$510,533	$2,706,822

Loans:
Ending balance: individually evaluated for impairment	$—	$4,883,866	$—	$4,883,866

Ending balance: collectively evaluated for impairment	102,442,111	14,117,811	8,238,523	124,798,445

Ending balance	$102,442,111	$19,001,677	$8,238,523	$129,682,311

The following tables show an aging analysis of the loan portfolio by the time monthly payments are past due as of March 31, 2017 and December 31, 2016. All of the loans that were 90 or more days past due as listed below were on non-accrual status as of March 31, 2017 and December 31, 2016.

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due
				Total Past Due Loans	Current Loans	Total Loans
March 31, 2017

Commercial	$—	$—	$—	$—	$110,682,477	$110,682,477
Residential	—	—	4,177,854	4,177,854	13,606,070	17,783,924
Land	—	—	—	—	8,238,523	8,238,523
	$—	$—	$4,177,854	$4,177,854	$132,527,070	$136,704,924

The above table as of March 31, 2017 includes past maturity loans in the Current Loan category of approximately $5,227,000 ($1,175,000 Commercial which was greater than 90 days past maturity and $4,052,000 Residential of which $3,025,000 was greater than 90 days past maturity, $760,000 of which was 60-89 days past maturity and $267,000 of which was 30-59 days past maturity). These loans were current in making monthly interest payments and in the process of being extended, paid off or refinanced.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due
				Total Past Due Loans	Current Loans	Total Loans
December 31, 2016

Commercial	$—	$—	$—	$—	$102,442,111	$102,442,111
Residential	1,983,247	—	4,883,866	6,867,113	12,134,564	19,001,677
Land	1,080,000	—	—	1,080,000	7,158,523	8,238,523
	$3,063,247	$—	$4,883,866	$7,947,113	$121,735,198	$129,682,311

The above table as of December 31, 2016 includes past maturity loans in the Current Loan category of approximately $8,686,000 ($3,675,000 Commercial of which $2,500,000 was less than 30 days and $1,175,000 was 30-59 days past maturity and $5,011,000 Residential all of which was greater than 90 days past maturity). These loans were current in making monthly interest payments and in the process of being extended, paid off or refinanced.

The following tables show information related to impaired loans as of and for the three months ended March 31, 2017:

	As of March 31, 2017				Three Months Ended March 31, 2017
	Recorded Investment	Unpaid Principal Balance		Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$—	$—		$—	$—	$—
Residential	224,880	224,880		—	226,042	4,982
Land	—	—		—	—	—
	$224,880	$224,880	$		$226,042	$4,982
With an allowance recorded:
Commercial	$—	$—		$—	$—	$—
Residential	4,443,169	3,952,974		624,713	4,673,655	—
Land	—	—		—	—	—
	$4,443,169	3,952,974		$624,713	$4,673,655	$—
Total:
Commercial	$—	$—		$—	$—	$—
Residential	4,668,049	4,177,854		624,713	4,899,697	4,982
Land	—	—		—	—	—
	$4,668,049	$4,177,854		$624,713	$4,899,697	$4,982

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

The following table shows information related to impaired loans as of December 31, 2016 and for the three months ended March 31, 2016:

	As of December 31, 2016				Three Months Ended March 31, 2016
	Recorded Investment	Unpaid Principal Balance		Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$—	$—		$—	$488,699	$—
Residential	228,349	228,349		—	7,702,080	5,247
Land	—	—		—	—	—
	$228,349	$228,349	$		$8,190,779	$5,247
With an allowance recorded:
Commercial	$—	$—		$—	$1,171,207	$—
Residential	5,145,712	4,655,517		732,712	—	—
Land	—	—		—	—	—
	$5,145,712	4,655,517		$732,712	$1,171,207	$—
Total:
Commercial	$—	$—		$—	$1,659,906	$—
Residential	5,374,061	4,883,866		732,712	7,702,080	5,247
Land	—	—		—	—	—
	$5,374,061	$4,883,866		$732,712	$9,361,986	$5,247

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

Troubled Debt Restructurings

The Company had recorded specific loan loss allowances of approximately $625,000 and $733,000 on loans totaling approximately $4,668,000 and $5,374,000 (recorded investments before allowance for loan losses) to borrowers whose loan terms had been modified in troubled debt restructurings as of March 31, 2017 and December 31, 2016, respectively.  The Company has not committed to lend additional amounts to any of these borrowers.

No loans were modified as troubled debt restructurings during the quarters ended March 31, 2017 and 2016, nor were there loans modified as troubled debt restructurings within the previous twelve months for which there was a default during the three months ended March 31, 2017 and 2016.

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

The Company received no distributions from 1850 during the three months ended March 31, 2017 and 2016. The net income to the Company from its investment in 1850 De La Cruz was approximately $44,000 and $43,000 during the three months ended March 31, 2017 and 2016, respectively.

NOTE 5 - REAL ESTATE HELD FOR SALE

Real estate properties held for sale as of March 31, 2017 and December 31, 2016 consisted of properties acquired through foreclosure classified by property type as follows:

	March 31, 2017	December 31, 2016
Land (including land under development)	$78,068,730	$73,140,659
Golf course	1,970,437	1,970,437
Marina	1,462,876	—
Office	—	732,539
	$81,502,043	$75,843,635

Transfers

During the three months ended March 31, 2017, the Company transferred one marina property with a book value of approximately $1,463,000 from "Held for investment" to "Held for sale" as the property was listed for sale and a sale was expected within the next year. A loss was not recorded as a result of the transfer.

During the three months ended March 31, 2016, the Company transferred one condominium property from "Held for investment" to "Held for sale" with a book value of approximately $4,183,000 as the property was listed for sale and a sale was expected within the next year. A loss was not recorded as a result of the transfer. The property was sold in September 2016.

Impairment Losses

No impairment losses were recorded during the three months ended March 31, 2017 and 2016.

Sales

During the three months ended March 31, 2017, the Company sold one parcel of land and one office property for aggregate net sales proceeds of approximately $872,000, resulting in an insignificant loss.

In April 2017 (subsequent to quarter end), the Company sold the approximately 8.0 acres of land and entitlements, including related parking and garage structures, owned by Tahoe Stateline Venture, LLC located in South Lake Tahoe, California for net sales proceeds of approximately $42,300,000, resulting in a gain of approximately $13,200,000 (see Note 14).

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

During the three months ended March 31, 2016, the Company sold one industrial property and one office building in an office complex for aggregate net sales proceeds of approximately $6,479,000, resulting in total gain on sale of real estate of approximately $4,839,000.

NOTE 6 - REAL ESTATE HELD FOR INVESTMENT

Real estate held for investment as of March 31, 2017 and December 31, 2016 consisted of properties acquired through foreclosure classified by property type as follows:

	March 31, 2017	December 31, 2016
Retail	$16,646,653	$16,829,995
Land	4,235,465	4,234,806
Residential	2,393,328	2,405,439
Assisted care	5,786,246	5,820,709
Office	3,925,360	3,962,869
Marina	2,539,637	4,025,945
	$35,526,689	$37,279,763

The balances of land and the major classes of depreciable property for real estate held for investment as of March 31, 2017 and December 31, 2016 are as follows:
	March 31, 2017	December 31, 2016
Land and land improvements	$10,404,165	$11,520,339
Buildings and improvements	28,485,857	28,910,851
	38,890,022	40,431,190
Less: Accumulated depreciation	(3,363,333)	(3,151,427)
	$35,526,689	$37,279,763

It is the Company's intent to sell the majority of its real estate properties held for investment, but expected sales are not probable to occur within the next year.

Depreciation expense was approximately $296,000 and $327,000 for the three months ended March 31, 2017 and 2016, respectively.

Certain of the Company's real estate properties held for sale and investment are leased to tenants under noncancellable leases with remaining terms ranging from one to seven years. Certain of the leases require the tenant to pay all or some operating expenses of the properties. The future minimum rental income from noncancellable operating leases due within the five years subsequent to March 31, 2017 and thereafter is as follows:

Twelve months ending March 31:
2018	$2,333,552
2019	1,918,726
2020	1,371,521
2021	792,792
2022	691,599
Thereafter (through 2024)	862,936
Total	$7,971,126

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE 7 – LINES OF CREDIT PAYABLE

The Company borrows funds under the revolving California Bank & Trust ("CB&T") Line of Credit and, until its termination in September 2016, a line of credit that was in place with Opus Bank ("Opus"). As of March 31, 2017 and December 31, 2016, the outstanding balances and total commitments under the CB&T Line of Credit consisted of the following:

	As of March 31, 2017		As of December 31, 2016

	Outstanding Balance	Total Commitment	Outstanding Balance	Total Commitment

CB&T Line of Credit	$14,164,000	$44,120,000	$4,976,000	$22,625,000

CB&T Line of Credit

In February 2014, the Company entered into a Credit Agreement and Advance Formula Agreement and related agreements with CB&T as the lender (the "CB&T Credit Facility").The agreements were amended and restated in April 2015 to add First Bank as an additional lender and to increase the maximum borrowings available (total commitment) under the facility to the lesser of a $30,000,000 maximum or the amount determined pursuant to a borrowing base calculation described in the Advance Formula Agreement. Pursuant to the First Amendment to Amended and Restated Credit Agreement and Loan Documents dated March 1, 2016 (the "First Amendment"), the maximum commitment of the lenders under the facility has been increased from $30,000,000 to $50,000,000, such maximum commitment can be increased (on request of the Company and with the permission of the lenders) in the future to up to $75,000,000, and borrowings under the CB&T Credit Facility now mature on March 1, 2018.  In March 2017, First Bank increased its commitment amount by $5,000,000 and the total maximum commitment under the CB&T Credit Facility is now $55,000,000.

Such borrowings bear interest payable monthly at the prime rate of interest established by CB&T from time-to-time plus one quarter percent (.25%) per annum (4.25% at March 31, 2017). Upon a default such interest rate increases by 2.00%. The original CB&T Credit Facility required the payment of an origination fee of $100,000 and other issuance costs totaling $177,000 that were capitalized to deferred financing costs and were being amortized to interest expense using the straight-line method through the maturity date of the CB&T Credit Facility (fully amortized as of March 31, 2017). The First Amendment required the payment of an origination fee and other costs totaling $255,000 that was capitalized to deferred financing costs and is being amortized to interest expense using the straight-line method through the new maturity date.  The Company is also subject to certain ongoing administrative fees and expenses. Interest expense on the CB&T Credit Facility was approximately $160,000 and $188,000 during the three months ended March 31, 2017 and 2016, respectively (including $37,000 and $34,000, respectively, in amortization of deferred financing costs).

Borrowings are secured by certain assets of the Company. These collateral assets will include the grant to the lenders of first-priority deeds of trust on certain real property assets and trust deeds of the Company to be identified by the parties from time-to-time and all personal property of the Company, which collateral includes the assets described in the Security Agreement and in other customary collateral agreements that will be entered into by the parties from time-to-time. As of March 31, 2017, the carrying amount and classification of loans securing the CB&T Credit Facility were as follows:
Loans:	March 31, 2017
Commercial	$63,853,317
Residential	4,038,904
Total	$67,892,221

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

The CB&T Credit Facility agreements contain financial covenants which are customary for a loan of this type. Management is not aware of any breach of these covenants as of March 31, 2017.

Opus Bank Line of Credit

In April 2014, the Company entered into a Secured Revolving Credit Loan Agreement (the "Opus Credit Agreement") and related agreements with Opus as the lender (the "Opus Credit Facility").  The Company repaid the Opus Credit Facility in full during 2016 and the facility has terminated.

The Opus Credit Facility required the payment of an origination fee of $100,000 and other issuance costs totaling $231,000 that were capitalized as deferred financing costs and were being amortized to interest expense using the straight-line method through the maturity date of the Opus Credit Facility. The Company was also subject to certain ongoing administrative fees and expenses. Interest expense on the Opus Credit Facility was approximately $109,000 during the three months ended March 31, 2016 (including $19,000 in amortization of deferred financing costs).

NOTE 8 - NOTES AND LOANS PAYABLE ON REAL ESTATE

The Company had the following notes and loans payable outstanding as of March 31, 2017 and December 31, 2016:
	March 31, 2017	Interest Rate	December 31, 2016	Interest Rate	Payment Terms/Frequency	Maturity Date
Tahoe Stateline Venture, LLC Loan Payable	$13,538,066	3.47%	13,634,889	3.47%	Amortizing Monthly	January 2021
Zalanta Construction Loan Payable	24,688,680	5.50%	20,213,560	5.25%	Interest Only Monthly	August 2018
Principal amount	$38,226,746		$33,848,449
Less unamortized deferred financing costs	(403,494)		(462,515)
Notes and loans payable, net	$37,823,252		$33,385,934

The following table shows maturities by year on these notes and loans payable as of March 31, 2017:
Twelve months ending March 31:
2018	$24,395,789
2019	1,098,423
2020	424,190
2021	12,308,344
2022	—
$38,226,746

Tahoe Stateline Venture, LLC Loan Payable
In December 2014, Tahoe Stateline Venture, LLC ("TSV") entered into a Credit Agreement (the "Credit Agreement") and related documents with RaboBank, N.A. as the lender ("Lender") providing TSV with a loan (the "TSV Loan") of up to $14,500,000. TSV borrowed $10,445,000 at the first closing under the TSV Loan and an additional $3,830,000 was borrowed in September 2015.

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

The Credit Agreement required the payment of a closing fee of $108,750 and certain administrative fees totaling approximately $218,000. The majority of these costs were paid out of proceeds from the loan and capitalized to deferred financing costs and are being amortized to interest expense using the effective interest method through the Maturity Date. During the three months ended March 31, 2017 and 2016, approximately $127,000 and $130,000, respectively, of interest expense was incurred (including approximately $9,000 and $9,000, respectively, of deferred financing costs amortized to interest expense). The balance of unamortized deferred financing costs was $137,000 and $146,000 as of March 31, 2017 and December 31, 2016, respectively.

The TSV Loan documents contain financial covenants which are customary for loans of this type. Management is not aware of any breach of these covenants as of March 31, 2017.

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

Borrowings under the ZRV Loan documents are only for payment or reimbursement of approved Project costs and such borrowings are subject to customary conditions for loans of this type.  The borrowings under the ZRV Loan may not exceed the lesser of (i) 60% of the value of the Project, determined on an "as is" basis; or (ii) 65% of the Borrowers' total costs of the Project, to be calculated in accordance with the Loan Agreement. All outstanding borrowings under the ZRV Loan will bear interest at the Wall Street Journal Prime Rate plus 1.50% (calculated on a floating daily basis) (the "Note Rate"), but in no event will the Note Rate be lower than the floor rate of five percent (5.0%) per annum. The Note Rate as of March 31, 2017 was 5.5%.  Upon a default under the Loan Agreement, the Note Rate increases by an additional five percent (5.0%) per annum.

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

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

The Loan Agreement required the payment of an origination fee of $310,000 and other issuance costs totaling approximately $400,000. The majority of these costs were paid out of the loan proceeds and capitalized to deferred financing costs and are being amortized to the Project using the straight-line method through the maturity date. During the three months ended March 31, 2017, approximately $50,000 of deferred financing costs was amortized to the Project. During the three months ended March 31, 2017, approximately $290,000 of interest was incurred which was capitalized to the Project.

The ZRV Loan documents contain financial covenants which are customary for loans of this type. Management is not aware of any breach of these covenants as of March 31, 2017.

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

OFG, at its sole discretion may, on a monthly basis, adjust the management and servicing fees as long as they do not exceed the allowable limits calculated on an annual basis. Even though the fees for a month may exceed 1/12 of the maximum limits, at the end of the calendar year the sum of the fees collected for each of the 12 months must be equal to or less than the stated limits. Management fees amounted to approximately $948,000 and $766,000 for the three months ended March 31, 2017 and 2016, respectively and are included in the accompanying consolidated statements of income. Servicing fees amounted to approximately $86,000 and $70,000 for the three months ended March 31, 2017 and 2016, respectively, and are included in the accompanying consolidated statements of income. As of March 31, 2017 and December 31, 2016, the Company owed management and servicing fees to OFG in the amount of approximately $342,000 and $324,000, respectively.
During the three months ended March 31, 2017 and 2016 and the year ended December 31, 2016, OFG elected to take the maximum compensation that it is able to take pursuant to the Company's charter and will likely continue to take the maximum compensation for the foreseeable future.
Pursuant to the charter, OFG receives all late payment charges from borrowers on loans owned by the Company. The amounts paid to or collected by OFG for such charges totaled approximately $15,000 and $3,000 for the three months ended March 31, 2017 and 2016, respectively. In addition, the Company remits other miscellaneous fees to OFG, which are collected from loan payments, loan payoffs or advances from loan principal (i.e. funding, demand and partial release fees). The amounts paid to or collected by OFG for such fees totaled approximately $4,000 and $4,000 during the three months ended March 31, 2017 and 2016, respectively.

OFG originates all loans the Company invests in and receives loan origination and extension fees from borrowers. During the three months ended March 31, 2017 and 2016, OFG earned approximately $528,000 and $718,000, respectively, in loan fees on loans originated or extended of $26,655,000 and $35,150,000, respectively.

OFG is reimbursed by the Company for the actual cost of goods, services and materials used for or by the Company and paid by OFG and the salary and related salary expense of OFG's non-management and non-supervisory personnel performing services for the Company which could be performed by independent parties (subject to certain limitations in the Management Agreement). The amounts reimbursed to OFG by the Company were $93,000 and $114,000 during the three months ended March 31, 2017 and 2016, respectively, and approximately $31,000 and $36,000 were payable to OFG at March 31, 2017 and December 31, 2016, respectively. The Company made no reimbursements to OFG's officers for allowed expenses during the three months ended March 31, 2017 and 2016.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

The Company paid Investor's Yield, Inc. (a wholly owned subsidiary of OFG) less than $1,000 in fees related to certain Company loans during the three months ended March 31, 2017 and 2016.
NOTE 10 – STOCKHOLDERS' EQUITY
Dividends

On March 16, 2017, the board of directors declared a $0.08 dividend on our shares of Common Stock to holders of record as of March 31, 2017. The dividend was paid on April 13, 2017 and totaled $819,798.

Stock Repurchase Program

On December 11, 2015, the Board of Directors authorized a new Rule 10b5-1 stock repurchase plan (the "2016 Repurchase Plan") under which the Company could purchase up to $7.5 million of its Common Stock. Under the 2016 Repurchase Plan, repurchases were to be funded from available working capital, and the repurchased shares would return to the status of authorized but unissued shares of Common Stock. The 2016 Repurchase Plan provided for stock repurchases to commence on April 1, 2016 and was subject to certain price, volume and timing constraints specified in the brokerage agreement. No shares were repurchased under the 2016 Repurchase Plan and it expired on March 31, 2017.

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
The contingency reserves required per the charter as of March 31, 2017 and December 31, 2016 were approximately $3,726,000 and $3,738,000, respectively, and are reported as restricted cash in the accompanying consolidated balance sheets. The $6,500,000 required to be held in non-interest bearing accounts as of March 31, 2017 and December 31, 2016 pursuant to certain of the Company's credit agreements satisfied this contingency reserve requirement.
NOTE 12 – FAIR VALUE
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

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

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
Impaired Loans
The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan may be considered impaired and a specific allowance for loan losses is established.  A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan. Once a loan is identified as impaired, management measures impairment in accordance with ASC 310-10-35.  The fair value of impaired loans is estimated by either an observable market price (if available) or the fair value of the underlying collateral, if collateral dependent.  The fair value of the loan's collateral is determined by third party appraisals (by licensed appraisers), broker price opinions, comparable property sales or other indications of value. Those impaired loans not requiring an allowance represent loans for which the fair value of the collateral exceed the recorded investments in such loans. At March 31, 2017 and December 31, 2016, all impaired loans were evaluated based on the fair value of the collateral by obtaining third party appraisals that valued the collateral primarily by utilizing an income or market approach or some combination of the two.  In accordance with ASC 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  Because appraisals used by management generally include significant unobservable inputs and market data, the Company records the impaired loan as nonrecurring Level 3. Unobservable market data included in appraisals often includes adjustments to comparable property sales for such items as location, size and quality to estimate fair values using a sales comparison approach.  Unobservable market data also includes cash flow assumptions and capitalization rates used to estimate fair values under an income approach.

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

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents information about the Company's assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2017 and December 31, 2016:
	Fair Value Measurements Using
	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2017
Nonrecurring:
Impaired loans:
Residential	$3,818,456	$—	$—	$3,818,456
Total	$3,818,456	$—	$—	$3,818,456

December 31, 2016
Nonrecurring:
Impaired loans:
Residential	$4,413,000	$—	$—	$4,413,000
Total	$4,413,000	$—	$—	$4,413,000

Real estate properties:
Land	$139,498	$—	$—	$139,498
Commercial	732,539	—	—	732,539
Total	$872,037	$—	$—	$872,037

The provision for loan losses based on the fair value of loan collateral less estimated selling costs for the impaired loans above totaled approximately $0 and $9,000 during the three months ended March 31, 2017 and 2016, respectively. No impairment losses were recorded on real estate properties during the three months ended March 31, 2017 and 2016, respectively.
There were no liabilities measured at fair value on a non-recurring basis at March 31, 2017 and December 31, 2016. During the three months ended March 31, 2017 and 2016, there were no transfers into or out of Levels 1 and 2.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

  The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2017 and December 31, 2016:

March 31, 2017:

Description	Fair Value	Valuation Technique	Significant Unobservable Inputs	Input/Range	Weighted Average

Impaired Loans:
Commercial	$3,818,456	Appraisal	Comparable Sales Adjustment	(4.6)% to 4.2%	N/A

December 31, 2016:

Description	Fair Value	Valuation Technique	Significant Unobservable Inputs	Input/Range	Weighted Average

Impaired Loans:
Residential	$4,413,000	Comparable Sales	Comparable Sales Adjustment	(4.6)% to 4.2%	N/A
Real Estate Properties:
Land	$139,498	Appraisal	Comparable Sales Adjustment	(33.7)%	N/A
Commercial	732,539	Appraisal	Comparable Sales Adjustment	(5.0)% to 5.0%	N/A
			Capitalization Rate	7.3%	N/A

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

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

The approximate carrying amounts and estimated fair values of financial instruments at March 31, 2017 and December 31, 2016 are as follows:
		Fair Value Measurements at March 31, 2017
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$602,000	$602,000	$—	$—	$602,000
Restricted cash	6,500,000	6,500,000	—	—	6,500,000
Loans, net	134,068,000	—	—	133,748,000	133,748,000
Investment in limited liability company	2,184,000	—	—	2,650,000	2,650,000
Accrued interest and advances receivable	1,355,000	—	—	1,355,000	1,355,000

Financial liabilities
Accrued interest payable	$184,000	$—	$145,000	$39,000	$184,000
Line of credit payable	14,164,000	—	14,164,000	—	14,164,000
Notes and loans payable	37,823,000	—	24,689,000	12,699,000	37,388,000

		Fair Value Measurements at December 31, 2016
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$434,000	$434,000	$—	$—	$434,000
Restricted cash	6,500,000	6,500,000	—	—	6,500,000
Loans, net	126,975,000	—	—	126,652,000	126,652,000
Investment in limited liability company	2,140,000	—	—	2,650,000	2,650,000
Accrued interest and advances receivables	1,328,000	—	—	1,328,000	1,328,000

Financial liabilities
Accrued interest payable	$137,000	$—	$97,000	$40,000	$137,000
Line of credit payable	4,976,000		4,976,000	—	4,976,000
Notes and loans payable	33,386,000	—	20,213,000	13,499,000	33,712,000

The following methods and assumptions were used by the Company in estimating the fair value of each class of financial instruments:

Cash, cash equivalents and restricted cash: The carrying value of cash and cash equivalents and restricted cash approximates the fair value because of the relatively short maturity and/or liquid nature of these instruments and are classified as Level 1.

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

Line of credit payable: The fair values of the Company's line of credit is estimated based upon a discounted cash flow model using comparable market indicators of current pricing for the same or similar issue or on the current rate offered to the Company for debt of the same remaining maturity and is generally observable resulting in a Level 2 classification. Accrued interest payable associated with the line of credit is also classified as Level 2.

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

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Contractual Obligations

The Company has entered into various contracts for design, architectural, engineering, foundation work and construction for the development of the land owned by ZRV.  The aggregate amount of these contracts totaled approximately $33,811,000 of which approximately $30,035,000 had been incurred as of March 31, 2017 in addition to other capitalized costs related to the construction project of $4,734,000 (total of $34,769,000). Management expects that all costs for this project will be paid from the construction loan, advances from the CB&T Credit Facility or cash reserves. It is possible that additional change orders will be submitted and construction costs may be higher than expected.

The Company has entered into various contracts for design, architectural and engineering for the development of the land owned by ZRV II. The aggregate amount of these contracts totaled approximately $1,044,000 of which approximately $862,000 had been incurred as of March 31, 2017 in addition to other capitalized costs related to the project of $294,000 (total of $1,156,000). Management expects that all costs for this phase of the project will be paid from cash reserves and/or advances from the CB&T Credit Facility. It is possible that additional change orders will be submitted and costs may be higher than expected.

As of March 31, 2017, the Company has commitments to advance additional funds to borrowers of construction, rehabilitation and other loans in the total amount of approximately $30,360,000 (including approximately $4,017,000 in interest reserves).
Legal Proceedings

The Company is involved in various legal actions arising in the normal course of business.  In the opinion of management, such matters will not have a material effect upon the financial position of the Company.

NOTE 14 – SUBSEQUENT EVENTS

Closing of Sale of Assets at Chateau at the Village

As previously reported, on September 22, 2016, TSV entered into a Land and Entitlement Purchase Agreement (as amended by Addendum 2 dated November 18, 2016, the "Purchase Agreement") with Jianping Pan, Kawana Holdings LLC which assigned its rights under the Purchase Agreement to Tahoe Chateau Land Holdings, LLC, a California limited liability company (the "Buyer"). Pursuant to the Purchase Agreement, TSV agreed to sell to Buyer the approximately 8.0 acres of land and entitlements, including related parking and garage structures, owned by TSV in South Lake Tahoe, California, commonly known as The Chateau at the Village as further described in the Purchase Agreement (the "Property") for a total of $45.5 million or $42.5 million net of a $3.0 million seller's credit which includes sales commissions.  The Property sold does not include the existing retail buildings and improvements.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

The sale of the Property closed on April 18, 2017 and the Company received net proceeds of approximately $42.3 million. The gain on the sale of the Property was approximately $13.2 million.

Shelf Registration Filed

In May 2017, the Company filed a shelf registration statement on Form S-3 with the SEC under the Securities Act of 1933, as amended (the "1933 Act") with respect to an aggregate of up to $100.0 million of common stock, preferred stock, rights to purchase common stock or preferred stock, depositary shares, warrants and units comprised of two or more types of the foregoing securities that may be offered and  sold by the Company from time to time, after the effective date of the shelf registration statement,  pursuant to Rule 415 of the 1933 Act.  The SEC has not declared this shelf registration statement effective and there can be no assurance when or if the shelf registration statement will be declared effective.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements

The following discussion provides information to assist you in understanding our financial condition and results of operations.  This discussion and analysis contains forward-looking statements. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. When we use the words "may," "believe," "expect," "anticipate," "estimate," "plan," "continue," "intend," "should," "project" or similar expressions, it intends to identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties, as more particularly set forth in our filings with the SEC, including those described in the "Forward Looking Statements" and "Risk Factors" sections of our Annual Report on Form 10-K for the year ended December 31, 2016, that could cause actual results to differ materially from those projected in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Between 2008 and 2013, we experienced increased delinquent loans and foreclosures which created substantial losses. As a result, we owned significantly more real estate than in the past, which has reduced cash flow and net income. As of March 31, 2017, approximately 3% of our loans are impaired and/or past maturity. As of March 31, 2017, we own approximately $117 million (book value) of real estate held for sale or investment, which is approximately 43% of total assets. During the three month period ended March 31, 2017, we sold two properties for net sales proceeds of $872,000 that resulted in an insignificant loss. We will continue to attempt to sell certain of our properties but may need to sell them for losses or wait until market values recover. In addition, under the REIT tax rules, we may be subject to a "prohibited transaction" penalty tax on tax gains from the sale of our properties in certain circumstances. In addition, we are also limited in the number and dollar amount of properties we can sell in a given year under the REIT tax rules.

Although management currently believes that only one of our delinquent loans will result in a credit loss to the Company (and has caused the Company to record a specific allowance for loan losses on such loans), real estate values could decrease further. Management continues to perform frequent evaluations of such collateral values using internal and external sources, including the use of updated independent appraisals.  As a result of these evaluations, the allowance for loan losses and our investments in real estate could change in the near term, and such changes could be material.

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

Business Strategy

Our primary business objective is to provide our stockholders with attractive risk-adjusted returns by producing consistent and predictable dividends while maintaining a strong balance sheet. We believe we have positioned the Company for future growth and seek to increase distributions to stockholders through active portfolio management and execution of our business plan which is outlined below:

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

Recent increases in market interest rates have increased interest expense under our Credit Facility and certain other of our borrowings that bear interest at variable rates.  Due to competitive conditions in our markets, we have been unable to pass increases in our cost of funds through to our borrowers on the majority of our recent loan investments and, accordingly, the interest rates we receive on our loans has remained relatively unchanged.  This increase in our cost of funds without corresponding increases in the rates we charge our borrowers has resulted in a smaller interest margin and, if these conditions continue, will adversely affect our results of operations in the future.

Critical Accounting Policies

Please refer to the section of ORM's Annual Report on Form 10-K for the year ended December 31, 2016 entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations —Critical Accounting Policies" for a discussion of our critical accounting policies. During the three months ended March 31, 2017, there were no material changes to these policies.

In preparing the consolidated financial statements, management is required to make estimates based on the information available that affect the reported amounts of assets and liabilities as of the balance sheet dates and revenues and expenses for the reporting periods. Such estimates relate principally to the determination of (1) the allowance for loan losses; (2) the valuation of real estate held for sale and investment (at acquisition and subsequently); and (3) the recoverability of deferred income tax assets. While we believe that these accounting policies and estimates are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates and forecasts.

Results of Operations

Net income attributable to our common stockholders decreased approximately $4,543,000 during the three months ended March 31, 2017, as compared to the corresponding period in 2016. This decrease was primarily a result of the following:

•
A decrease in gain on sale of real estate of $4,839,000 for the quarter ended March 31, 2017 due to the sale of two properties during the quarter ended March 31, 2016 with gains totaling $4,839,000 as compared to the sale of two properties during the quarter ended March 31, 2017 that resulted in an insignificant loss.

•
A decrease in rental and other income from real estate properties net of expenses on such properties of $573,000 for the quarter ended March 31, 2017 (from income of $6,000 in 2016 to loss of $567,000 in 2017) as a result of the sale of four operating properties during 2016, a one-time increase in property tax assessments levied on our property located in Tacoma, Washington of $170,000 and decreased revenue on our golf course located in Auburn, California as a result of inclement weather in Northern California. Many of the remaining properties held by us are non-operating properties that do not generate income and, thus, will likely continue to generate a loss until they are disposed of in 2017 and beyond.

•
An increase in management and service fees of $199,000 for the quarter ended March 31, 2017 due to an increase in the average balance of loans in the Company's portfolio of 24% between the quarters ended March 31, 2017 and March 31, 2016.

  These items that decreased net income during the three months ended March 31, 2017 were partially offset by the following:

•
An increase in interest income on loans secured by trust deeds of $504,000 for the quarter ended March 31, 2017 due to an increase in the average balance of performing loans between the quarter ended March 31, 2016 and the quarter ended March 31, 2017 of approximately 29%.

•
A decrease in interest expense of $396,000 for the quarter ended March 31, 2017 due to the sale of the TOTB Miami properties and repayment of the debt securing the properties during the third quarter of 2016 and a decrease in the average balance on our line of credit during the quarter ended March 31, 2017 as compared to the quarter ended March 31, 2016.

We believe, from period to period in the near term, there could be fluctuations in earnings and net income resulting from the lag time between the sale of our real estate assets and deployment of the proceeds into new loan investments.

Comparison of Results of Operations for Three Months Ended March 31, 2017 and 2016
The following table sets forth our results of operations for the three months ended March 31, 2017 and 2016:
	Three Months Ended March 31,		Increase/(Decrease)
	2017	2016	Amount	Percent
Revenues:
Interest income on loans	$2,547,042	$2,043,008	$504,034	25%
Rental and other income from real estate properties	946,371	2,139,985	(1,193,614)	(56)%
Income from investment in limited liability company	43,992	42,624	1,368	3%
Total revenues	3,537,405	4,225,617	(688,212)	(16)%
Expenses:
Management fees to Manager	947,514	765,515	181,999	24%
Servicing fees to Manager	86,138	69,592	16,546	24%
General and administrative expense	483,814	553,417	(69,603)	(13)%
Rental and other expenses on real estate properties	1,203,319	1,790,379	(587,060)	(33)%
Depreciation and amortization	309,960	343,649	(33,689)	(10)%
Interest expense	286,801	683,051	(396,250)	(58)%
Provision for loan losses	38,036	111,075	(73,039)	(66)%
Total expenses	3,355,582	4,316,678	(961,096)	(22)%
Operating income (loss)	181,823	(91,061)	272,884	nm
(Loss) gain on sales of real estate, net	(181)	4,838,815	(4,838,996)	(100)%
Net income before income taxes	181,642	4,747,754	(4,566,112)	(96)%
Income tax benefit	10,036	—	10,036	100%
Net income	191,678	4,747,754	(4,556,076)	(96)
Net income attributable to non-controlling interests	—	(13,492)	13,492	(100)%
Net income attributable to common stockholders	$191,678	$4,734,262	$(4,542,584)	(96)%
nm – not meaningful

Revenues

Interest income on loans increased $504,000 (25% increase) during the three months ended March 31, 2017, as compared to 2016. This increase was primarily due to an increase in the average balance of performing loans between the quarter ended March 31, 2016 and the quarter ended March 31, 2017 of approximately 29%.

Rental and other income from real estate properties decreased $1,194,000 (56% decrease) during the three months ended March 31, 2017, as compared to 2016, primarily due to the sale of four operating properties during the year ended December 31, 2016. These properties had rental income totaling approximately $1,197,000 during the three months ended March 31, 2016. There was also a decrease in income from our golf course located in Auburn, California as a result of inclement weather in Northern California during the quarter.

Expenses

Management fees increased $182,000 (24% increase) and servicing fees increased $17,000 (24% increase) during the three months ended March 31, 2017, as compared to 2016. The increase in management and service fees during 2017 was due to an increase in the average balance of loans in the Company's portfolio of 24% between the quarters ended March 31, 2017 and March 31, 2016.

The maximum management fee permitted under the Company's charter is 2.75% per year of the average unpaid balance of mortgage loans and, accordingly, management fees have (and will continue to) increase proportionately as we deploy capital into loans and increase our loan balances.
In determining whether to take the maximum management fees permitted, the Manager may consider a number of factors, including current market yields, delinquency experience, un-invested cash and real estate activities. During the three months ended March 31, 2017 and 2016, the Manager chose to take the maximum compensation that it is able to take pursuant to the charter and will likely continue to take the maximum compensation for the foreseeable future.

General and administrative expense decreased $70,000 (13% decrease) during the three months ended March 31, 2017, as compared to 2016, due primarily to lower legal and appraisal expenses during 2017 as compared to 2016.

Rental and other expenses on real estate properties decreased $587,000 (33% decrease) during the three months ended March 31, 2017, as compared to 2016, primarily due to the sale of four operating properties during the year ended December 31, 2016. These properties had rental expenses totaling approximately $764,000 during the three months ended March 31, 2016. The decrease from the sale of these properties was offset by a one-time increase in property tax assessments levied on our mixed-use property located in Tacoma, Washington in the amount of approximately $170,000 during the quarter ended March 31, 2017.

Depreciation and amortization expense decreased $34,000 (10% decrease) during the three months ended March 31, 2017, as compared to 2016, primarily due to the sale of four depreciable properties during the year ended December 31, 2016. These properties had depreciation expense totaling approximately $41,000 during the three months ended March 31, 2016.

Interest expense decreased $396,000 (58% decrease) during the three months ended March 31, 2017 as compared to 2016, due to the sale of the TOTB Miami properties and the repayment of the debt securing the properties during the third quarter of 2016 and due to a decrease in the average balance on our line of credit during the quarter ended March 31, 2017, as compared to 2016.

The provision for loan losses of $38,000 during the three months ended March 31, 2017 was the result of an analysis performed on the loan portfolio. The general loan loss allowance increased $38,000 during the three months ended March 31, 2017 primarily due to an increase in the balance of performing loans during the quarter. The specific loan loss allowance decreased $108,000 during the three months ended March 31, 2017 as a result of a charge-off against the loan loss allowance from the partial payoff of an impaired loan during the quarter. We recorded a provision for loan losses of $111,000 during the three months ended March 31, 2016.

Gain on Sales of Real Estate

Gain on sales of real estate decreased $4,839,000 during the three months ended March 31, 2017, as compared to 2016. During the three months ended March 31, 2017, we sold one parcel of land and one office property for aggregate net sales proceeds of approximately $872,000, resulting in an insignificant loss. During the three months ended March 31, 2016, we sold one industrial property and one office building in an office complex for gains totaling approximately $4,839,000.

Financial Condition

March 31, 2017 and December 31, 2016

Loan Portfolio

During the quarter ended March 31, 2017, we originated five new loans in the aggregate amount of approximately $11,572,000 ($14,943,000 when fully funded) and advanced additional amounts to borrowers on existing loans of approximately $4,162,000 (total of $15,734,000).  Four of the new loans are incrementally funded for construction, renovation and/or interest and have $3,328,000 available to be funded in the future. We also received full or partial payoffs on eight loans totaling $8,695,000. We extended the maturity dates of five loans (between 8 and 18 months) with principal balances aggregating approximately $11,507,000 during the quarter ended March 31, 2017.

Our portfolio of loan investments decreased from 55 to 54 loans, and the average loan balance increased from $2,358,000 to $2,532,000, between December 31, 2016 and March 31, 2017.

As of March 31, 2017 and December 31, 2016, we had two loans that were impaired totaling approximately $4,178,000 (3.1% of the portfolio) and $4,884,000 (3.8%), respectively.  This included matured loans totaling $3,953,000 (2.9%) and $4,656,000 (3.6%), respectively. In addition, $5,227,000 (3.8%) and $8,686,000 (6.7%) of loans were past maturity but current in making monthly payments as of March 31, 2017 and December 31, 2016, respectively (combined total of impaired and past maturity loans of $9,405,000 (6.9%) and $13,570,000 (10.5%), respectively). As of March 31, 2017 and December 31, 2016, no loans were in the process of foreclosure or involved borrowers who were in bankruptcy.

As of March 31, 2017 and December 31, 2016, approximately $136,480,000 (99.8%) and $129,454,000 (99.8%) of our loans are interest-only and require the borrower to make a "balloon payment" on the principal amount upon maturity of the loan. To the extent that a borrower has an obligation to pay mortgage loan principal in a large lump sum payment, its ability to satisfy this obligation may be dependent upon its ability to sell the property, obtain suitable refinancing or otherwise raise a substantial cash amount. As a result, these loans involve a higher risk of default than fully amortizing loans. Borrowers occasionally are not able to pay the full amount due at the maturity date.  We may allow these borrowers to continue making the regularly scheduled monthly interest payments for certain periods of time to assist the borrower in meeting the balloon payment obligation without formally filing a notice of default.  These loans for which the principal is due and payable, but the borrower has failed to make such payment of principal, are referred to as "past maturity loans". As of March 31, 2017 and December 31, 2016, we had seven and eight past maturity loans totaling approximately $9,180,000 and $13,342,000, respectively.

As of March 31, 2017 and December 31, 2016, we held the following types of loans:

	March 31, 2017	December 31, 2016
By Property Type:
Commercial	$110,682,477	$102,442,111
Residential	17,783,924	19,001,677
Land	8,238,523	8,238,523
	$136,704,924	$129,682,311
By Position:
Senior loans	$133,897,052	$126,873,673
Junior loans	2,807,872	2,808,638
	$136,704,924	$129,682,311

The types of property securing the Company's commercial real estate loans are as follows as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Commercial Real Estate Loans:
Office	$30,305,689	$33,608,898
Retail	29,947,791	19,959,635
Storage	13,751,272	13,015,175
Hotel	9,784,098	9,567,143
Apartment	9,638,644	11,366,570
Industrial	4,376,477	7,376,477
Marina	3,500,000	3,500,000
Warehouse	3,000,000	—
Parking garage	2,200,000	—
Assisted care	1,458,506	1,328,213
Church	1,175,000	1,175,000
Golf course	1,145,000	1,145,000
Restaurant	400,000	400,000
	$110,682,477	$102,442,111

Scheduled maturities of loan investments as of March 31, 2017 and the interest rate sensitivity of such loans are as follows:

	Fixed	Variable
	Interest	Interest
	Rate	Rate	Total
Twelve months ending March 31:
2017(past maturity)	$9,179,904	$—	$9,179,904
2018	53,692,935	4,305,797	57,998,732
2019	52,922,519	5,703,889	58,626,408
2020	7,000,000	3,675,000	10,675,000
2021	—	—	—
2022	—	—	—
Thereafter (through Mar. 2028)	224,880	—	224,880
	$123,020,238	$13,684,686	$136,704,924

Our variable rate loans currently use as indices the three-month or six-month LIBOR rates (1.15% and 1.42%, respectively, as of March 31, 2017), or include terms whereby the interest rate is increased at a later date. Premiums over the index vary for each loan and all such loans have specified floor rates.

The following is a schedule by geographic location of loan investments as of March 31, 2017 and December 31, 2016:
	March 31, 2017		December 31, 2016
	Balance	Percentage	Balance	Percentage
California	$101,970,731	74.59%	$98,319,923	75.81%
Arizona	3,952,974	2.89%	4,655,517	3.59%
Colorado	5,100,274	3.73%	1,595,000	1.23%
Hawaii	1,450,000	1.06%	1,450,000	1.12%
Michigan	10,601,297	7.76%	10,337,157	7.97%
Nevada	3,669,583	2.68%	3,669,584	2.83%
Ohio	3,698,234	2.71%	3,627,506	2.80%
Texas	6,261,831	4.58%	6,027,624	4.65%
	$136,704,924	100.00%	$129,682,311	100.00%

As of March 31, 2017 and December 31, 2016, our loans secured by real property collateral located in Northern California totaled approximately 52% ($71,754,000) and 53% ($69,179,000), respectively, of the loan portfolio. The Northern California region (which includes Monterey, Fresno, Kings, Tulare and Inyo counties and all counties north) is a large geographic area which has a diversified economic base. The ability of borrowers to repay loans is influenced by the economic strength of the region and the impact of prevailing market conditions on the value of real estate.

Allowance for Loan Losses

The allowance for loan losses decreased by approximately $70,000 and increased by approximately $111,000 during the three months ended March 31, 2017 and 2016, respectively.  The Manager believes that the allowance is appropriate given the estimated underlying collateral values of impaired loans and estimates of probable incurred credit losses on loans not considered to be impaired. There is no precise method used by the Manager to predict delinquency rates or losses on specific loans.  The Manager has considered the number and amount of delinquent loans, loans subject to workout agreements and loans in bankruptcy in determining the allowance for loan losses, but there can be no absolute assurance that the allowance is sufficient.  Because any decision regarding allowance for loan losses reflects judgment about the probability of losses yet to be realized, there is an inherent risk that such judgments will prove incorrect.  Upon realization, actual losses may exceed (or be less than) the amount of any reserve.  To the extent that we experience losses greater than the amount of our reserves, we may incur a charge to earnings that will adversely affect operating results and the amount of any dividends paid.

Changes in the allowance for loan losses for the three months ended March 31, 2017 and 2016 were as follows:

	March 31, 2017	March 31, 2016
Balance, beginning of period	$2,706,822	$1,842,446
Charge-offs	(107,999)	—
Provision for loan losses	38,036	111,075
Balance, end of period	$2,636,859	$1,953,521

As of March 31, 2017 and December 31, 2016, there was a general allowance for loan losses of $2,012,146 and $1,974,110, respectively, and a specific allowance for loan losses on one loan in the amount of $624,713 and $732,712, respectively.

Real Estate Properties Held for Sale and Investment

As of March 31, 2017, we held title to twenty properties that were acquired through foreclosure with a total carrying amount of approximately $117,029,000 (including properties held in five limited liability companies and two corporations), net of accumulated depreciation on real estate held for investment of $3,363,000. As of March 31, 2017, properties held for sale total $81,502,000 and properties held for investment total $35,527,000. When we acquire property by foreclosure, we typically earn less income on those properties than could be earned on loans and may not be able to sell the properties in a timely manner.

Real estate properties held for sale as of March 31, 2017 and December 31, 2016 consists of the following properties acquired through foreclosure:
	March 31, 2017	December 31, 2016
Undeveloped, industrial land, San Jose, California	$2,027,581	$2,027,581
73 improved, residential lots, Auburn, California (held within Zalanta Resort at the Village, LLC)	3,781,867	3,781,867
Golf course, Auburn, California (held within Lone Star Golf, Inc.)	1,970,437	1,970,437
Unimproved, residential and commercial land, Gypsum, Colorado – sold in 2017	—	139,498
Commercial and residential land under development, South Lake Tahoe, California (held within Tahoe Stateline Venture, LLC) – sold in April 2017	29,050,576	28,974,808
Marina with 52 boat slips and campground, Bethel Island, California (held within Sandmound Marina, LLC) – transferred from held for investment in 2017	1,462,876	—
Commercial and residential land under development, South Lake Tahoe, California (held within Zalanta Resort at the Village, LLC)	39,760,347	34,805,253
Residential land under development, South Lake Tahoe, California (held within Zalanta Resort at the Village – Phase II, LLC)	3,448,359	3,411,652
Office condominium complex, Oakdale, California (held within East G, LLC) – sold in 2017	—	732,539
	$81,502,043	$75,843,635

Real estate held for investment is comprised of the following properties as of March 31, 2017 and December 31, 2016:
	March 31, 2017	December 31, 2016
Commercial buildings, Roseville, California	$508,969	$515,451
Undeveloped, residential land, Marysville, California	403,200	403,200
Undeveloped land, Auburn, California (formerly part of golf course owned by DarkHorse Golf Club, LLC)	103,198	103,198
One improved residential lot, West Sacramento, California	58,560	58,560
Undeveloped, residential land, Coolidge, Arizona	1,017,600	1,017,600
Office condominium complex (15 units), Roseville, California	3,416,391	3,447,418
1/7th interest in single family home, Lincoln City, Oregon	93,647	93,647
12 condominium and 3 commercial units, Tacoma, Washington (held within Broadway & Commerce, LLC)	2,299,681	2,311,792
6 improved residential lots, Coeur D'Alene, Idaho	316,800	316,800
Retail Complex, South Lake Tahoe, California (held within Tahoe Stateline Venture, LLC)	16,646,653	16,829,995
Marina and yacht club with 179 boat slips, Isleton, California (held within Brannan Island, LLC)	2,539,637	2,555,306
Unimproved, residential and commercial land, Bethel Island, California (held within Sandmound Marina, LLC)	2,336,107	2,335,448
Marina with 52 boat slips and campground, Bethel Island, California (held within Sandmound Marina, LLC) – transferred to held for sale in 2017	—	1,470,639
Assisted living facility, Bensalem, Pennsylvania	5,786,246	5,820,709
	$35,526,689	$37,279,763

Changes in real estate held for sale and investment during the three months ended March 31, 2017 and 2016 were as follows:
	March 31, 2017	March 31, 2016
Balance, beginning of period	$113,123,398	$153,838,412
Investments in real estate properties (including amounts financed through accounts payable and amortization of deferred financing costs capitalized into construction projects)	5,072,963	6,371,781
Sales of real estate properties	(872,037)	(1,635,231)
Depreciation of properties held for investment	(295,592)	(327,413)
Balance, end of period	$117,028,732	$158,247,549

Eleven of our twenty properties do not currently generate revenue. Five of the Company's twenty-six commercial leases are set to expire during the twelve months ending March 31, 2018. All of the Company's twelve residential leases are either on a month-to-month basis or will expire during the twelve months ended March 31, 2018. The Company expects that new leases will be signed with existing or new tenants for the majority of these spaces and at rental rates that are at market and are at or above expiring rental amounts.

During the three months ended March 31, 2017, we transferred one marina property with a book value of approximately $1,463,000 from "Held for investment" to "Held for sale" as the property is now listed for sale and a sale is expected within the next year. A loss was not recorded as a result of the transfer.

During the three months ended March 31, 2016, we transferred one condominium property with a book value of approximately $4,183,000 from "Held for investment" to "Held for sale". A loss was not recorded as a result of the transfer. The property was sold in September 2016.

Sales Activity

During the three months ended March 31, 2017, the Company sold one parcel of land and one office property for aggregate net sales proceeds of approximately $872,000, resulting in an insignificant loss.

In April 2017 (subsequent to quarter end), the Company sold the approximately 8.0 acres of land and entitlements, including related parking and garage structures, owned by Tahoe Stateline Venture, LLC located in South Lake Tahoe, California for net sales proceeds of approximately $42,300,000, resulting in a gain of approximately $13,200,000.

During the three months ended March 31, 2016, the Company sold one industrial property and one office building in an office complex for aggregate net sales proceeds of approximately $6,479,000, resulting in total gain on sale of real estate of approximately $4,839,000.

Foreclosure Activity

We foreclosed on no loans during the three months ended March 31, 2017 and 2016.

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

The net income to the Company from its investment in 1850 De La Cruz was approximately $44,000 and $43,000 for the three months ended March 31, 2017 and 2016, respectively.

Loans, Net

Loans, net of allowance for loan losses, increased from approximately $126,975,000 as of December 31, 2016 to $134,068,000 as of March 31, 2017 ($7,093,000 or 6% increase) due primarily to new loans originated and advances on existing loans during the quarter ended March 31, 2017 of approximately $15,734,000, net of principal collected from the full or partial payoff of loans totaling approximately $8,603,000 during the quarter.

Real Estate Held for Sale and Investment

Real estate held for sale and investment increased from approximately $113,123,000 as of December 31, 2016 to $117,029,000 as of March 31, 2017 ($3,905,000 or 2% increase) due primarily to continued construction of the ZRV mixed-use residential and commercial property during the quarter ended March 31, 2017, net of the sale of two properties and depreciation of property held for investment during the quarter.

Dividends Payable

Dividends payable decreased from approximately $1,402,000 as of December 31, 2016 to $820,000 as of
March 31, 2017 ($583,000 or 42% decrease) because the dividend declared and accrued as of December 31, 2016 included a regular dividend of $0.08 per share and dividends accrued in the form of a tax payment to be made on behalf of stockholders of approximately $583,000 whereas the dividend declared and accrued as of March 31, 2017 only included a regular dividend of $0.08 per share.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities decreased from approximately $3,700,000 as of December 31, 2016 to $2,512,000 as of March 31, 2017 ($1,188,000 or 32% decrease), due primarily to a decrease in payables related to the construction activities on the property owned by ZRV as the completion of the project approaches.

Lines of Credit Payable

Lines of credit payable increased from $4,976,000 as of December 31, 2016 to $14,164,000 as of March 31, 2017 ($9,188,000 increase) due primarily to advances made for loan originations during the quarter.

Notes and Loans Payable on Real Estate

Notes and loans payable increased from approximately $33,386,000 as of December 31, 2016 to approximately $37,823,000 as of March 31, 2017 ($4,437,000 or 13% increase) due primarily to additional advances obtained by ZRV during the quarter on the construction loan. This increase was partially offset by principal payments on the loan securing the TSV retail property.

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

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover probable incurred credit losses. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Loan losses deemed to be uncollectible are charged against the allowance for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses. As of March 31, 2017, management believes that the allowance for loan losses of approximately $2,637,000 is adequate in amount to cover probable incurred credit losses. Because of the number of variables involved, the magnitude of swings possible and management's inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by management. As of March 31, 2017, two loans totaling $4,178,000 were impaired. This includes one past maturity loan of $3,953,000. After management's evaluation of the loan portfolio, we recorded a net decrease in the allowance for loan losses of approximately $70,000 (charge-off against the specific loan loss allowance of $108,000 and increase in general allowance of $38,000) for the three months ended March 31, 2017.  Management believes that the specific allowance for loan losses is appropriate given the estimated fair values of the underlying collateral of impaired loans.

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

We require liquidity to:
•	fund future loan investments;
•	to improve and maintain real estate properties;
•	to repay principal and interest on our borrowings;
•	to pay our expenses, including compensation to our Manager;
•	to pay U.S. federal, state, and local taxes of our TRSs;
•	to distribute a minimum of 90% of our REIT taxable income and to make investments in a manner that enables us to maintain our qualification as a REIT; and
•	to make tax payments associated with undistributed capital gains.

We intend to meet these liquidity requirements primarily through the following:
•	the use of our cash and cash equivalent balances of approximately $602,000 as of March 31, 2017;

•	cash generated from operating activities, including interest income from our loan portfolio and income generated from our real estate properties;
•	proceeds from the sales of real estate properties;
•	proceeds from our construction loan obtained for the ZRV construction project and our line of credit;
•	proceeds from future borrowings, including additional lines of credit; and
•	proceeds from potential future offerings of our equity securities.

The following table summarizes our cash flow activity for the periods presented:

	Three Months Ended March 31,
	2017	2016
Net cash used in operating activities	$(1,901,373)	$(1,551,342)
Net cash used in investing activities	(10,094,937)	(1,416,132)
Net cash provided by financing activities	12,163,801	4,939,721

During the quarter ended March 31, 2017, our unrestricted cash and cash equivalents increased approximately $167,000.

Operating Activities

Cash flows from operating activities are primarily rental and other income from real estate properties, net of real estate expenses, and interest received from our investments in loans, partially offset by payment of operating expenses. For the three months ended March 31, 2017, cash flows used in operating activities increased $350,000, compared to the three months ended March 31, 2016. The increase in cash used reflects decreased cash flow from rental properties as a result of the sale of four operating properties during 2016.

Investing Activities

Cash flows from investing activities for both periods presented reflect our investing activity. For the three months ended March 31, 2017, cash flows used in investing activities increased $8,679,000. Approximately $10,095,000 was used in investing activities during the quarter as $19,570,000 was used for investment in loans, improvements to real estate properties and purchase of equipment which was partially offset by $9,475,000 that was received from the payoff of loans and sales of properties.

Financing Activities

Net cash provided by financing activities totaled approximately $12,164,000 for the three months ended March 31, 2017 (an increase of $7,224,000 compared to 2016) and consisted primarily of $19,393,000 of advances on our line of credit and notes payable, net of $7,229,000 in repayments on our line of credit and notes payable and dividends and income taxes paid to or on behalf of stockholders.

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

Contractual Obligations and Commitments
There were no material changes outside of the ordinary course of business in the contractual obligations and commitments as reported in our Annual Report on Form 10-K for the year ended December 31, 2016.  All of our debt obligations are described in more detail in Note 7 — "Lines of Credit Payable" and Note 8 – "Notes and Loans Payable on Real Estate."  Refer to Note 13 — "Commitments and Contingencies" and below for a description of our other contractual obligations as of March 31, 2017.

Company Debt

The terms of the Company debt summarized below are described in more detail in Note 7 – "Lines of Credit Payable" and Note 8 – "Notes and Loans Payable on Real Estate".

CB&T Line of Credit

As of March 31, 2017, the total amount available to borrow under the CB&T Credit Facility was $44,120,000 and the balance outstanding was $14,164,000 (leaving $29,956,000 available). As of May 5, 2017, the total amount available to borrow under the CB&T Credit Facility is $43,481,000 and there was no balance outstanding (leaving $43,481,000 available).  Interest on borrowings under the CB&T Credit Facility are payable monthly and all amounts outstanding under the facility are to be repaid not later than March 1, 2018 and advances may be made up to that date.

Tahoe Stateline Venture, LLC Loan Payable
The full amount available under the TSV Loan has been borrowed, and the balance of the TSV Loan was approximately $13,538,000 as of March 31, 2017 and $13,473,000 as of May 5, 2017. Principal and interest is payable monthly and the balance of the loan is due on the maturity date, which is January 1, 2021.

ZRV Construction Loan
The ZRV Loan will provide up to $31,000,000, subject to the terms and conditions of the loan and the balance of the ZRV Loan was approximately $24,689,000 as of March 31, 2017 and approximately $26,009,000 as of May 5, 2017. Monthly interest only payments are required from an established interest reserve. In addition, on the last day of the calendar quarter in which a Certificate of Occupancy is obtained with respect to completion of the first condominium in the Project, and, continuing on the last day of each calendar quarter thereafter during the term of the Loan, $6 million of principal is required to be repaid. The balance of the ZRV Loan is due on August 3, 2018.

Commitments and Contingencies

As of March 31, 2017, we have commitments to advance additional funds to borrowers of construction, rehabilitation and other loans (including interest reserves) in the total amount of approximately $30,360,000.
We have entered into various contracts for design, architectural, engineering, foundation work and construction for the development of the land owned by ZRV. The aggregate amount of these contracts totaled approximately $33,811,000 of which approximately $30,035,000 had been incurred as of March 31, 2017 in addition to other capitalized costs related to the construction project of $4,734,000 (total of $34,769,000). Management expects that all costs for this project will be paid from the construction loan, advances from the CB&T Credit Facility or cash reserves. It is possible that additional change orders will be submitted and construction costs may be higher than expected.

We have entered into various contracts for design, architectural and engineering for the development of the land owned by ZRV II. The aggregate amount of these contracts totaled approximately $1,044,000 of which approximately $862,000 had been incurred as of March 31, 2017 in addition to other capitalized costs related to the project of $294,000 (total of $1,156,000). We expect that all costs for this phase of the project will be paid from cash reserves and/or advances from the CB&T Credit Facility. It is possible that additional change orders will be submitted and costs may be higher than expected.

Contingency Reserves

We are required to maintain cash, cash equivalents and marketable securities as contingency reserves in an aggregate amount of at least 1.50% of Capital (as defined in our charter). Although the Manager believes the contingency reserves are adequate, it could become necessary for us to sell or otherwise liquidate certain of our investments or other assets to cover such contingencies on terms which might not be favorable to us. The contingency reserves held in cash and cash equivalents were approximately $3,726,000 and $3,738,000 as of March 31, 2017 and December 31, 2016, respectively.

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

Our operating results are exposed to the risks related to interest rate fluctuations as the results depend to a significant extent on the differences between income from our loans and our borrowing costs. We generally originate fixed rate loan investments and partially finance those investments with floating rate liabilities.  Our investments in fixed rate assets are generally exposed to changes in value due to interest rate fluctuations; however, the short maturity and low debt to investments of our loan portfolio are intended to partially offset that risk. Our average weighted maturity of fixed rate loans as of March 31, 2017 is approximately 12 months though in the past we have extended the maturity date on certain loans which would increase our exposure to interest rate risk.  In addition, our outstanding variable rate debt to loan investments as of March 31, 2017 is 28%. All of our variable rate investment loans and certain of our borrowings are subject to various interest rate floors. As a result, the impact of a change in interest rates may be different on our interest income than it is on our interest expense.  As a result of the floors on our variable rate investment loans (which are a small part of our loan portfolio), and the short term nature of these loans, the impact of a change in prevailing interest rates on our income is unlikely to be material.

The following table projects the potential impact on our interest expense for a 12-month period assuming an instantaneous increase of 100 basis points in 3 Month LIBOR and one percent in the Prime Rate based on balances outstanding as of March 31, 2017:

	As of and for the period ended March 31, 2017
	Variable Rate Loans tied to 3 Mo. Libor	Variable Rate Loans tied to Prime Rate	Total

Aggregate Principal Balance of Debt	$—	$38,852,680	$38,852,680

Effect of 100 basis point increase in 3 Mo. Libor	$—	$—	$—
Effect of one percent increase in the Prime Rate	—	388,527	388,527
Totals	$—	$388,527	$388,527

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

Item 4. Controls and Procedures

Management of the Company carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the fiscal quarter ended March 31, 2017. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, which is the end of the period covered by this quarterly report on Form 10-Q,  the Company's disclosure controls and procedures are effective.

There have been no changes in the Company's internal control over financial reporting in the fiscal quarter ending March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

OWENS REALTY MORTGAGE, INC.

Dated: May 9, 2017	By:	/s/ Bryan H. Draper
Bryan H. Draper, Chief Executive Officer and President
(Principal Executive Officer)
Dated: May 9, 2017	By:	/s/ Melina A. Platt
Melina A. Platt, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)