Form 10-Q
period 2017-06-30
Owens Realty Mortgage, Inc.
filed 2017-08-08
CIK 1556364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

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

Class                Outstanding as of August 4, 2017
Common Stock, $.01 par value 10,203,224 shares

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

OWENS REALTY MORTGAGE, INC.
Consolidated Balance Sheets
 (UNAUDITED)
	June 30, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$4,671,746	$434,243
Restricted cash	6,500,000	6,500,000
Loans, net of allowance for loan losses of $2,621,455 in 2017 and $2,706,822 in 2016	157,030,366	126,975,489
Interest and other receivables	2,375,808	2,164,335
Other assets, net of accumulated depreciation and amortization of $281,007 in 2017 and $251,729 in 2016	817,038	803,676
Deferred financing costs, net of accumulated amortization of $184,805 in 2017 and $107,744 in 2016	107,294	171,855
Deferred tax assets, net	6,434,850	7,248,977
Investment in limited liability company	2,140,565	2,140,482
Real estate held for sale	49,029,885	75,843,635
Real estate held for investment, net of accumulated depreciation of $3,652,206 in 2017 and $3,151,427 in 2016	35,246,489	37,279,763
Total assets	$264,354,041	$259,562,455
LIABILITIES AND EQUITY
LIABILITIES:
Dividends payable	$1,024,748	$1,402,496
Due to Manager	428,652	360,627
Accounts payable and accrued liabilities	5,205,068	3,699,859
Deferred gains on sales of real estate	209,662	209,662
Lines of credit payable	—	4,976,000
Notes and loans payable on real estate	30,854,955	33,385,934
Total liabilities	37,723,085	44,034,578
Commitments and Contingencies (Note 13)
EQUITY:
Stockholders' equity:
Preferred stock, $.01 par value per share, 5,000,000 shares authorized, no shares issued and outstanding at June 30, 2017 and December 31, 2016	—	—
Common stock, $.01 par value per share, 50,000,000 shares authorized, 11,198,119 shares issued, 10,247,477 shares outstanding at June 30, 2017 and December 31, 2016	111,981	111,981
Additional paid-in capital	182,437,522	182,437,522
Treasury stock, at cost – 950,642 shares at June 30, 2017 and December 31, 2016	(12,852,058)	(12,852,058)
Retained earnings	56,933,511	45,830,432
Total stockholders' equity	226,630,956	215,527,877
Total liabilities and equity	$264,354,041	$259,562,455

The accompanying notes are an integral part of these consolidated financial statements.

OWENS REALTY MORTGAGE, INC.
Consolidated Statements of Income
 (UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Revenues:
Interest income on loans	$2,641,363	$2,196,012	$5,188,405	$4,239,020
Rental and other income from real estate properties	1,179,835	2,451,416	2,126,206	4,591,401
Income from investment in limited liability company	46,092	44,686	90,084	87,310
Total revenues	3,867,290	4,692,114	7,404,695	8,917,731
Expenses:
Management fees to Manager	1,006,680	825,149	1,954,194	1,590,664
Servicing fees to Manager	91,516	75,014	177,654	144,606
General and administrative expense	545,872	349,927	1,029,686	903,345
Rental and other expenses on real estate properties	1,436,001	2,048,929	2,639,320	3,839,307
Depreciation and amortization	303,782	309,271	613,742	652,920
Interest expense	362,174	1,005,703	648,975	1,688,755
Provision for loan losses	137,244	274,920	175,280	385,995
Impairment losses on real estate properties	281,626	2,110,150	281,626	2,110,150
Total expenses	4,164,895	6,999,063	7,520,477	11,315,742
Operating loss	(297,605)	(2,306,949)	(115,782)	(2,398,011)
Gain on sales of real estate, net	13,877,715	—	13,877,534	4,838,815
Net income (loss) before income taxes	13,580,110	(2,306,949)	13,761,752	2,440,804
Income tax (expense) benefit	(824,163)	7,368,835	(814,127)	7,368,835
Net income	12,755,947	5,061,886	12,947,625	9,809,639
Less: Net loss attributable to non-controlling interests	—	56,847	—	43,355
Net income attributable to common stockholders	$12,755,947	$5,118,733	$12,947,625	$9,852,994

Per common share data:
Basic and diluted earnings per common share	$1.24	$0.50	$1.26	$0.96
Basic and diluted weighted average number of common shares outstanding	10,247,477	10,247,477	10,247,477	10,247,477
Dividends declared per share of common stock	$0.10	$0.08	$0.18	$0.16

The accompanying notes are an integral part of these consolidated financial statements.

OWENS REALTY MORTGAGE, INC.
Consolidated Statements of Stockholders' Equity
Six Months Ended June 30, 2017 and 2016
(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Treasury Stock			Total Stockholders' Equity	Non- controlling Interests
						Retained Earnings			Total Equity
	Shares	Amount		Shares	Amount

Balances, December 31, 2015	11,198,119	$111,981	$182,437,522	(950,642)	$(12,852,058)	$25,282,553	$194,979,998	$4,528,849	$199,508,847

Net income	—	—	—	—	—	9,852,994	9,852,994	(43,355)	9,809,639
Dividends declared	—	—	—	—	—	(1,639,596)	(1,639,596)	—	(1,639,596)
Contribution from non-controlling interest	—	—	—	—	—	—	—	44,208	44,208
Distributions to non-controlling interests	—	—	—	—	—	—	—	(242,020)	(242,020)
Balances, June 30, 2016	11,198,119	$111,981	$182,437,522	(950,642)	$(12,852,058)	$33,495,951	$203,193,396	$4,287,682	$207,481,078

Balances, December 31, 2016	11,198,119	$111,981	$182,437,522	(950,642)	(12,852,058)	$45,830,432	$215,527,877	$—	$215,527,877

Net income	—	—	—	—	—	12,947,625	12,947,625	—	12,947,625
Dividends declared	—	—	—	—	—	(1,844,546)	(1,844,546)	—	(1,844,546)
Balances, June 30, 2017	11,198,119	$111,981	$182,437,522	(950,642)	$(12,852,058)	$56,933,511	226,630,956	$—	$226,630,956

The accompanying notes are an integral part of these consolidated financial statements.

OWENS REALTY MORTGAGE, INC.
Consolidated Statements of Cash Flows
 (UNAUDITED)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,947,625	$9,809,639
Adjustments to reconcile net income to net cash used in operating activities:
Gain on sales of real estate and other assets, net	(13,877,534)	(4,838,815)
Deferred income tax expense (benefit)	814,127	(7,368,835)
Income from investment in limited liability company	(90,084)	(87,310)
Provision for loan losses	175,280	385,995
Impairment losses on real estate properties	281,626	2,110,150
Depreciation and amortization of real estate and other assets	613,742	652,920
Amortization of deferred financing costs to interest expense	118,854	244,756
Changes in operating assets and liabilities:
Interest and other receivables	(184,473)	(490,730)
Other assets	(28,430)	(163,788)
Accounts payable and accrued liabilities	(2,205,563)	(1,465,000)
Due to Manager	68,025	(74,089)
Net cash used in operating activities	(1,366,805)	(1,285,107)

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal collected on loans	14,450,283	27,860,551
Investments in loans	(44,707,440)	(41,776,363)
Investment in real estate properties	(6,432,667)	(8,361,689)
Net proceeds from disposition of real estate properties and other assets	52,078,167	6,478,811
Purchases of furniture, fixtures and equipment	(14,210)	(27,512)
Transfer to restricted cash, net	—	(1,729,101)
Distribution received from investment in limited liability company	90,001	87,000
Net cash provided by (used in) investing activities	15,464,134	(17,468,303)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances on notes payable	6,324,250	4,152,381
Repayments on notes payable	(8,973,282)	(333,587)
Advances on lines of credit	16,300,000	52,265,415
Repayments on lines of credit	(21,276,000)	(34,433,500)
Payment of deferred financing costs	(12,500)	(254,582)
Distributions to non-controlling interests	—	(242,020)
Contributions from non-controlling interest	—	44,208
Dividends paid	(2,222,294)	(2,953,253)
Net cash (used in) provided by financing activities	(9,859,826)	18,245,062

Net increase (decrease) in cash and cash equivalents	4,237,503	(508,348)

Cash and cash equivalents at beginning of period	434,243	1,255,842

Cash and cash equivalents at end of period	$4,671,746	$747,494

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest (excluding amounts capitalized)	$543,713	$1,291,839
Cash paid during the period for interest that was capitalized	472,357	274,562
Supplemental Disclosures of Non-Cash Activity
Increase in real estate from loan foreclosures	$—	$700,800
Decrease in loans, net of allowance for loan losses, from loan foreclosures	—	(631,232)

Decrease in interest and other receivables from loan foreclosures	—	(69,568)
Change in capital expenditures financed through accounts payable	(3,710,772)	(4,276,191)
Amortization of deferred financing costs capitalized to construction project	(76,260)	(36,230)
Dividends declared but not paid	(1,024,748)	(819,798)

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of the management of the Company, the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein. Certain information and footnote disclosures presented in the annual consolidated financial statements are not included in these interim financial statements.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Form 10-K of ORM for the year ended December 31, 2016 filed with the Securities and Exchange Commission ("SEC") on March 15, 2017. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the operating results to be expected for the full year ending December 31, 2017. The Company evaluates subsequent events up to the date it files its Form 10-Q with the SEC.

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

Certain reclassifications, not affecting previously reported net income or total stockholders' equity, have been made to the previously issued consolidated financial statements to conform to the current period presentation.

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

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments", or ASU 2016-15. The amendments in ASU 2016-15 reflect eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. This standard is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted and requires adoption on a retrospective basis to each period presented, unless it is impracticable to apply, in which case, the amendment is required to be applied prospectively as of the earliest date practicable. Presently, the Company believes that the only impact from the adoption of ASU 2016-15 will be that distributions it receives from its equity method investment will be reported in cash flows from operating activities rather than investing activities on its consolidated statement of cash flows.

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

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," or ASU 2014-09. ASU 2014-09 broadly amends the accounting guidance for revenue recognition. ASU 2014-09's effective date was deferred one year by ASU 2015-14, and it is now effective for the first interim or annual period beginning after December 15, 2017, and is to be applied retrospectively to all periods presented or retrospectively with the cumulative effect recognized at the date of the initial application. Early adoption is not permitted. The Company expects that the majority of its revenue will not be impacted by the adoption of this accounting standard since the standard will not change its accounting policy for the recognition of interest income. The Company does not anticipate its revenue from real estate properties and related disclosures will be significantly impacted by this standard, however management is still evaluating the standard's impact as it relates to rental income and gain on sale of real estate when such sale is financed by the Company.

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

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments- Overall (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities", or ASU 2016-1.  ASU 2016-01 enhances the reporting model for financial instruments to provide users of financial statements with more decision-useful information. This Update contains several provisions, including but not limited to 1) requiring equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income; 2) simplifying the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; 3) eliminating the requirement to disclose the method(s) and significant assumptions used to estimate fair value; and 4) requiring separate presentation of financial assets and liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements. ASU 2016-1 also changes certain financial statement disclosure requirements, including requiring disclosures of the fair value of financial instruments be made on the basis of exit price. ASU 2016-1 is effective for public entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  Management does not expect adoption of this accounting standard will have a significant impact on the Company's consolidated financial statements, however management expects the requirement to use an exit price methodology could impact the disclosures the Company makes related to fair value of its financial instruments.  Disclosure of the fair value of loans is likely to be impacted the most by this change.

Significant Accounting Policies
 The significant accounting policies used in the preparation of these interim consolidated financial statements are disclosed in the Company's consolidated financial statements for the year ended December 31, 2016 included in its 2016 annual report on Form 10-K.  There have been no significant changes to those significant accounting policies during the six months ended June 30, 2017.
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

The following tables show the changes in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2017 and 2016 and the allocation of the allowance for loan losses and loans as of June 30, 2017 and December 31, 2016 by portfolio segment and by impairment methodology:

	Commercial	Residential	Land
2017				Total

Allowance for loan losses:
	Three Months Ended June 30, 2017
Beginning balance	$934,548	$1,209,355	$492,956	$2,636,859
Charge-offs	—	(179,648)	—	(179,648)
Recoveries	27,000	—	—	27,000
Provision	188,441	(12,691)	(38,506)	137,244
Ending Balance	$1,149,989	$1,017,016	$454,450	$2,621,455

	Six Months Ended June 30, 2017
Beginning balance	$864,971	$1,331,318	$510,533	$2,706,822
Charge-offs	—	(287,647)	—	(287,647)
Recoveries	27,000	—	—	27,000
Provision	258,018	(26,655)	(56,083)	175,280
Ending balance	$1,149,989	$1,017,016	$454,450	$2,621,455

	As of June 30, 2017
Ending balance: individually evaluated for impairment	$—	$445,065	$—	$445,065

Ending balance: collectively evaluated for impairment	$1,149,989	$571,951	$454,450	$2,176,390

Ending balance	$1,149,989	$1,017,016	$454,450	$2,621,455

Loans:
Ending balance: individually evaluated for impairment	$—	$2,834,567	$—	$2,834,567

Ending balance: collectively evaluated for impairment	$136,198,098	$13,024,156	$7,595,000	$156,817,254

Ending balance	$136,198,098	$15,858,723	$7,595,000	$159,651,821

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

	Commercial	Residential	Land
2016				Total

Allowance for loan losses:
	Three Months Ended June 30, 2016
Beginning balance	$1,140,527	$503,922	$309,072	$1,953,521
Charge-offs	(447,520)	—	—	(447,520)
Provision	71,893	100,407	102,620	274,920
Ending Balance	$764,900	$604,329	$411,692	$1,780,921

	Six Months Ended June 30, 2016
Beginning balance	$1,140,530	$455,587	$246,329	$1,842,446
Charge-offs	(447,520)	—	—	(447,520)
Provision	71,890	148,742	165,363	385,995
Ending balance	$764,900	$604,329	$411,692	$1,780,921

	As of December 31, 2016
Ending balance: individually evaluated for impairment	$—	$732,712	$—	$732,712

Ending balance: collectively evaluated for impairment	864,971	598,606	510,533	1,974,110

Ending balance	$864,971	$1,331,318	$510,533	$2,706,822

Loans:
Ending balance: individually evaluated for impairment	$—	$4,883,866	$—	$4,883,866

Ending balance: collectively evaluated for impairment	102,442,111	14,117,811	8,238,523	124,798,445

Ending balance	$102,442,111	$19,001,677	$8,238,523	$129,682,311

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

The following tables show an aging analysis of the loan portfolio by the time monthly payments are past due as of June 30, 2017 and December 31, 2016. All of the loans that were 90 or more days past due as listed below were on non-accrual status as of June 30, 2017 and December 31, 2016.

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due
				Total Past Due Loans	Current Loans	Total Loans
June 30, 2017

Commercial	$—	$—	$—	$—	$136,198,098	$136,198,098
Residential	5,629,169	—	2,834,567	8,463,736	7,394,987	15,858,723
Land	—	—	—	—	7,595,000	7,595,000
	$5,629,169	$—	$2,834,567	$8,463,736	$151,188,085	$159,651,821

The above table as of June 30, 2017 includes one past maturity loan in the Current Loan category of approximately $267,000 (Residential loan). This loan was current in making monthly interest payments as of June 30, 2017 and was paid off in full in July 2017.

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due
				Total Past Due Loans	Current Loans	Total Loans
December 31, 2016

Commercial	$—	$—	$—	$—	$102,442,111	$102,442,111
Residential	1,983,247	—	4,883,866	6,867,113	12,134,564	19,001,677
Land	1,080,000	—	—	1,080,000	7,158,523	8,238,523
	$3,063,247	$—	$4,883,866	$7,947,113	$121,735,198	$129,682,311

The above table as of December 31, 2016 includes seven past maturity loans in the Current Loan category of approximately $8,686,000 ($3,675,000 Commercial of which $2,500,000 was less than 30 days and $1,175,000 was 30-59 days past maturity and $5,011,000 Residential all of which was greater than 90 days past maturity). These loans were current in making monthly interest payments and in the process of being extended, paid off or refinanced.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

The following tables show information related to impaired loans as of and for the three and six months ended June 30, 2017:

	As of June 30, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial	$—	$—	$—
Residential	221,341	221,341	—
Land	—	—	—
	$221,341	$221,341	$—

With an allowance recorded:
Commercial	$—	$—	$—
Residential	3,102,543	2,613,226	445,065
Land	—	—	—
	$3,102,543	$2,613,226	$445,065

Totals:
Commercial	$—	$—	$—
Residential	3,323,884	2,834,567	445,065
Land	—	—	—
	$3,323,884	$2,834,567	$445,065

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$—	$—	$—	$—
Residential	222,526	4,912	224,284	9,893
Land	—	—	—	—
	$222,526	$4,912	$224,284	$9,893

With an allowance recorded:
Commercial	$—	$—	$—	$—
Residential	3,519,104	—	4,096,380	—
Land	—	—	—	—
	$3,519,104	$—	$4,096,380	$—

Totals:
Commercial	$—	$—	$—	$—
Residential	3,741,630	4,912	4,320,664	9,893
Land	—	—	—	—
	$3,741,630	$4,912	$4,320,664	$9,893

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

The following tables show information related to impaired loans as of December 31, 2016 and for the three and six months ended June 30, 2016:

	As of December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial	$—	$—	$—
Residential	228,349	228,349	—
Land	—	—	—
	$228,349	$228,349	$—

With an allowance recorded:
Commercial	$—	$—	$—
Residential	5,145,712	4,655,517	732,712
Land	—	—	—
	$5,145,712	$4,655,517	$732,712

Totals:
Commercial	$—	$—	$—
Residential	5,374,061	4,883,866	732,712
Land	—	—	—
	$5,374,061	$4,883,866	$732,712

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$1,467,371	$—	$2,167,256	$—
Residential	7,278,422	5,183	6,501,620	10,430
Land	—	—	—	—
	$8,745,793	$5,183	$8,668,876	$10,430

With an allowance recorded:
Commercial	$381,715	$—	$1,730,569	$—
Residential	—	—	—	—
Land	—	—	—	—
	$381,715	$—	$1,730,569	$—

Totals:
Commercial	$1,849,086	$—	$3,897,825	$—
Residential	7,278,422	5,183	6,501,620	10,430
Land	—	—	—	—
	$9,127,508	$5,183	$10,399,445	$10,430

The recorded investment balances presented in the above tables include amounts advanced in addition to principal on impaired loans (such as property taxes, insurance and legal charges) that are reimbursable by borrowers and are included in interest and other receivables in the accompanying consolidated balance sheets. Interest income recognized on a cash basis for impaired loans approximates the interest income recognized as reflected in the tables above. The average recorded investment and interest income recognized on impaired loans with no related allowance recorded presented in the above tables are disclosed as such, even if these impaired loans may have had an allowance recorded at some point during the year. In addition, the calculations of average recorded investment and interest income recognized in the above tables include loans that had been outstanding for some period of time during the year, but for which there was no recorded investment at the end of the year.

Troubled Debt Restructurings

The Company has allocated approximately $445,000 and $733,000 of specific reserves on loans totaling approximately $3,324,000 and $5,374,000 (recorded investments before allowance for loan losses) to borrowers whose loan terms had been modified in troubled debt restructurings as of June 30, 2017 and December 31, 2016, respectively.  The Company has not committed to lend additional amounts to any of these borrowers.

No loans were modified as troubled debt restructurings during the three and six months ended June 30, 2017 and 2016, nor were there loans modified as troubled debt restructurings within the previous twelve months for which there was a payment default during the three and six months ended June 30, 2017 and 2016.

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

The Company received distributions from 1850 of $90,000 during the three and six months ended June 30, 2017 and $87,000 during the three and six months ended June 30, 2016. The net income to the Company from its investment in 1850 De La Cruz was approximately $46,000 and $45,000 during the three months ended June 30, 2017 and 2016, respectively, and $90,000 and $87,000 during the six months ended June 30, 2017 and 2016, respectively.

NOTE 5 - REAL ESTATE HELD FOR SALE

Real estate properties held for sale as of June 30, 2017 and December 31, 2016 consisted of properties acquired through foreclosure classified by property type as follows:

	June 30, 2017	December 31, 2016
Residential	$25,618,065	$—
Land (including land under development)	12,759,511	73,140,659
Retail	7,500,622	—
Golf course	1,970,437	1,970,437
Marina	1,181,250	—
Office	—	732,539
	$49,029,885	$75,843,635
Note: The ZRV mixed-use residential/retail project was substantially completed as of June 30, 2017. Thus, the related book value previously included in Land was transferred to the Residential and Retail categories in the table above.

Transfers

During the three months ended June 30, 2017, the Company transferred two properties with book values totaling approximately $382,000 (both Land) from "Held for Investment" to "Held for Sale" as the properties were listed for sale and sales are expected within a one year period. During the six months ended June 30, 2017, the Company transferred three properties with book values totaling approximately $1,844,000 (two Land and one Marina) from "Held for Investment" to "Held for Sale" as the properties were listed for sale and sales are expected within a one year period. Losses were not recorded as a result of the transfers.

During the three months ended June 30, 2016, the Company transferred three properties with book values totaling approximately $5,869,000 (one Land, one Office unit and one Golf course) from "Held for Investment" to "Held for Sale" as the properties were listed for sale and sales were expected within a one year period. During the six months ended June 30, 2016, the Company transferred four properties with book values totaling approximately $10,052,000 (one Land, one Office unit, one Golf course and one Condominium) from "Held for Investment" to "Held for Sale" as the properties were listed for sale and sales were expected within a one year period. Losses were not recorded as a result of the transfers.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

Impairment Losses

During the three and six months ended June 30, 2017, the Company recorded an impairment loss of approximately $282,000 on the marina property located in Bethel Island, California due to an agreement signed by the Company to sell the property at a price that was lower than the book value of the property.

During the three and six months ended June 30, 2016, the Company recorded an impairment loss of approximately $2,110,000 on the unimproved residential and commercial land located in Gypsum, Colorado due to a reduction in the fair market value estimated by management and a decrease in the listing price of the property.

Sales

During the three months ended June 30, 2017, the Company sold commercial and residential land under development and six condominium units located in South Lake Tahoe, California for aggregate net sales proceeds of approximately $51,206,000, resulting in total gain on sale of real estate of approximately $13,878,000.

During the six months ended June 30, 2017, the Company also sold one parcel of land and one office property for aggregate net sales proceeds of approximately $872,000, resulting in an insignificant loss.

During the six months ended June 30, 2016, the Company sold one industrial property and one office building in an office complex for aggregate net sales proceeds of approximately $6,479,000, resulting in total gain on sale of real estate of approximately $4,839,000.

Foreclosure Activity

There were no foreclosures during the three and six months ended June 30, 2017.

During the three months ended June 30, 2016, the Company foreclosed on one loan secured by an office property located in Oakdale, California with a principal balance of approximately $1,079,000 and obtained the property via the trustee's sale. In addition, accrued interest and advances made on the loan (for items such as legal fees and delinquent property taxes) in the total amount of approximately $70,000 were capitalized to the basis of the property. It was determined that the fair value of the property was lower than the Company's investment in the loan and a specific loan allowance was previously established of approximately $495,000. This amount was then recorded as a charge-off against the allowance for loan losses at the time of foreclosure, after a reduction of the previously established allowance in the amount of approximately $48,000 as a result of an updated appraisal obtained (net charge-off of $448,000). The property, along with a unit in the building purchased by the Company in 2015, was contributed into a new taxable REIT subsidiary, East G, LLC, in June 2016. The property was sold during the six months ended June 30, 2017 and the LLC was dissolved.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE 6 - REAL ESTATE HELD FOR INVESTMENT

Real estate held for investment as of June 30, 2017 and December 31, 2016 consisted of properties acquired through foreclosure classified by property type as follows:

	June 30, 2017	December 31, 2016
Retail	$16,836,174	$16,829,995
Land	3,861,785	4,234,806
Residential	2,381,216	2,405,439
Assisted care	5,737,417	5,820,709
Office	3,890,996	3,962,869
Marina	2,538,901	4,025,945
	$35,246,489	$37,279,763

The balances of land and the major classes of depreciable property for real estate held for investment as of June 30, 2017 and December 31, 2016 are as follows:
	June 30, 2017	December 31, 2016
Land and land improvements	$10,395,585	$11,520,339
Buildings and improvements	28,503,109	28,910,851
	38,898,694	40,431,190
Less: Accumulated depreciation	(3,652,205)	(3,151,427)
	$35,246,489	$37,279,763

It is the Company's intent to sell its real estate properties held for investment, but expected sales of these properties are not probable to occur within the next year.
Depreciation expense was approximately $289,000 and $291,000 for the three months ended June 30, 2017 and 2016, respectively, and $584,000 and $619,000 for the six months ended June 30, 2017 and 2016, respectively.
Certain of the Company's real estate properties held for sale and investment are leased to tenants under noncancellable leases with remaining terms ranging from one to seven years. Certain of the leases require the tenant to pay all or some operating expenses of the properties. The future minimum rental income from noncancellable operating leases due within the five years subsequent to June 30, 2017 and thereafter is as follows:
Twelve months ending June 30:
2018	$2,300,369
2019	1,826,512
2020	1,146,133
2021	738,998
2022	608,491
Thereafter (through 2024)	781,334
Total	$7,401,837

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE 7 – LINE OF CREDIT PAYABLE

The Company borrows funds under the revolving California Bank & Trust ("CB&T") Line of Credit and, until its termination in September 2016, a line of credit that was in place with Opus Bank ("Opus"). As of June 30, 2017 and December 31, 2016, the outstanding balances and total commitments under the CB&T Line of Credit consisted of the following:
	As of June 30, 2017		As of December 31, 2016

	Outstanding Balance	Total Current Commitment	Outstanding Balance	Total Current Commitment

CB&T Line of Credit	$—	$42,826,000	$4,976,000	$22,625,000

CB&T Line of Credit

In February 2014, the Company entered into a Credit Agreement and Advance Formula Agreement and related agreements with CB&T as the lender (the "CB&T Credit Facility").The agreements were amended and restated in April 2015, March 2016 and June 2017 to add First Bank and Umpqua Bank as additional lenders and to increase the maximum borrowings available (total commitment) under the facility to the lesser of a $75,000,000 maximum or the amount determined pursuant to a borrowing base calculation described in the Advance Formula Agreement (the "Total Current Commitment").  Borrowings under the CB&T Credit Facility mature on March 1, 2018.

Such borrowings bear interest payable monthly at the prime rate of interest established by CB&T from time-to-time plus one quarter percent (.25%) per annum (4.5% at June 30, 2017). Upon a default such interest rate increases by 2.00%. The original CB&T Credit Facility required the payment of an origination fee of $100,000 and other issuance costs totaling $177,000 that were capitalized to deferred financing costs and were being amortized to interest expense using the straight-line method through the maturity date of the CB&T Credit Facility (fully amortized as of June 30, 2017). The First Amendment required the payment of an origination fee and other costs totaling $255,000 that were capitalized to deferred financing costs and is being amortized to interest expense using the straight-line method through the new maturity date. The Company is also subject to certain ongoing administrative fees and expenses. Interest expense on the CB&T Credit Facility was approximately $71,000 and $304,000 during the three months ended June 30, 2017 and 2016, respectively (including $40,000 and $32,000, respectively, in amortization of deferred financing costs) and $231,000 and $493,000 during the six months ended June 30, 2017 and 2016, respectively (including $77,000 and $66,000, respectively, in deferred financing costs).

Borrowings are secured by certain assets of the Company. These collateral assets will include the grant to the lenders of first-priority deeds of trust on certain real property assets and trust deeds of the Company to be identified by the parties from time-to-time and all personal property of the Company, which collateral includes the assets described in the Security Agreement and in other customary collateral agreements that will be entered into by the parties from time-to-time. As of June 30, 2017, the carrying amount and classification of loans securing the CB&T Credit Facility were as follows:
Loans:	June 30, 2017
Commercial	$63,568,733
Residential	2,945,107
Total	$66,513,840

The CB&T Credit Facility agreements contain financial covenants which are customary for a loan of this type. Management is not aware of any breach of these covenants as of June 30, 2017.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

Opus Bank Line of Credit

In April 2014, the Company entered into a Secured Revolving Credit Loan Agreement (the "Opus Credit Agreement") and related agreements with Opus as the lender (the "Opus Credit Facility").  The Company repaid the Opus Credit Facility in full during 2016 and the facility has terminated.

The Opus Credit Facility required the payment of an origination fee of $100,000 and other issuance costs totaling $231,000 that were capitalized as deferred financing costs and were being amortized to interest expense using the straight-line method through the maturity date of the Opus Credit Facility. The Company was also subject to certain ongoing administrative fees and expenses. Interest expense on the Opus Credit Facility was approximately $124,000 during the three months ended June 30, 2016 (including $19,000 in amortization of deferred financing costs) and $233,000 during the six months ended June 30, 2016 (including $38,000 in amortization of deferred financing costs).

NOTE 8 - NOTES AND LOANS PAYABLE ON REAL ESTATE

The Company had the following notes and loans payable outstanding as of June 30, 2017 and December 31, 2016:
	June 30, 2017	Interest Rate	December 31, 2016	Interest Rate	Payment Terms/Frequency	Maturity Date
Tahoe Stateline Venture, LLC Loan Payable	$13,440,401	3.47%	$13,634,889	3.47%	Amortizing Monthly	January 2021
Zalanta Construction Loan Payable	17,759,017	5.75%	20,213,560	5.25%	Interest Only Monthly	August 2018
Principal amount	$31,199,418		$33,848,449
Less unamortized deferred financing costs	(344,463)		(462,515)
Notes and loans payable, net	$30,854,955		$33,385,934

The following table shows maturities by year on these notes and loans payable as of June 30, 2017:
Twelve months ending June 30:
2018	$18,158,249
2019	413,308
2020	427,880
2021	12,199,981
2022	—
Thereafter	—
$31,199,418

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

The Credit Agreement required the payment of a closing fee of $108,750 and certain administrative fees totaling approximately $218,000. The majority of these costs were paid out of proceeds from the loan and capitalized to deferred financing costs and are being amortized to interest expense using the effective interest method through the Maturity Date. During the three months ended June 30, 2017 and 2016, approximately $126,000 and $129,000, respectively, of interest expense was incurred (including approximately $9,000 and $9,000, respectively, of deferred financing costs amortized to interest expense). During the six months ended June 30, 2017 and 2016, approximately $253,000 and $259,000, respectively, of interest expense was incurred (including approximately $18,000 and $18,000, respectively, of deferred financing costs amortized to interest expense).

The TSV Loan documents contain financial covenants which are customary for loans of this type. Management is not aware of any breach of these covenants as of June 30, 2017.

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

Borrowings under the ZRV Loan documents are only for payment or reimbursement of approved Project costs and such borrowings are subject to customary conditions for loans of this type.  The borrowings under the ZRV Loan may not exceed the lesser of (i) 60% of the value of the Project, determined on an "as is" basis; or (ii) 65% of the Borrowers' total costs of the Project, to be calculated in accordance with the Loan Agreement. All outstanding borrowings under the ZRV Loan will bear interest at the Wall Street Journal Prime Rate plus 1.50% (calculated on a floating daily basis) (the "Note Rate"), but in no event will the Note Rate be lower than the floor rate of five percent (5.0%) per annum. The Note Rate as of June 30, 2017 was 5.75%.  Upon a default under the Loan Agreement, the Note Rate increases by an additional five percent (5.0%) per annum.

Interest only payments are payable monthly from an established interest reserve. In addition, commencing with the quarter ended June 30, 2017 and continuing on the last day of each calendar quarter thereafter during the term of the ZRV Loan, Borrowers are required to make a quarterly repayment of $6 million of principal (the "Curtailment Requirement"). The balance of the ZRV Loan is due on August 3, 2018.

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

The ZRV Loan documents contain provisions that allow for the sale of individual condominiums in the Project during the term of the ZRV Loan and the removal of those units from the collateral base, in exchange for payment of proceeds of the sales to Lender.  Any such payment of sales proceeds to Lender will be applied to reduce the principal balance of the ZRV Loan and will reduce the quarterly Curtailment Requirement. Principal payments totaling approximately $8,779,000 were made during the quarter ended June 30, 2017 from the sale of six condominium units during the quarter.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

The Loan Agreement required the payment of an origination fee of $310,000 and other issuance costs totaling approximately $400,000. The majority of these costs were paid out of the loan proceeds and capitalized to deferred financing costs and are being amortized to the Project using the straight-line method through the maturity date. During the three and six months ended June 30, 2017, approximately $26,000 and $76,000, respectively, of deferred financing costs was amortized to the Project. During the three and six months ended June 30, 2017, approximately $183,000 and $472,000, respectively, of interest was incurred which was capitalized to the Project. During the three months ended June 30, 2017, approximately $165,000 of interest was expensed (including approximately $24,000 of deferred financing costs amortized to interest expense).

The ZRV Loan documents contain financial covenants which are customary for loans of this type. Management is not aware of any breach of these covenants as of June 30, 2017.

NOTE 9 - TRANSACTIONS WITH AFFILIATES

In consideration of the management services rendered to the Company pursuant to the management agreement between the Company and OFG (the "Management Agreement"), OFG is entitled to receive from the Company a management fee payable monthly, subject to a maximum of 2.75% per annum of the average unpaid balance of the Company's loans (the "Existing Management Fee').

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

OFG, at its sole discretion may, on a monthly basis, adjust the Existing Management Fee and servicing fees as long as they do not exceed the allowable limits calculated on an annual basis. Even though the fees for a month may exceed 1/12 of the maximum limits, at the end of the calendar year the sum of the fees collected for each of the 12 months must be equal to or less than the stated limits. Management fees amounted to approximately $1,007,000 and $825,000 for the three months ended June 30, 2017 and 2016, respectively, and $1,954,000 and $1,591,000 for the six months ended June 30, 2017 and 2016, respectively, and are included in the accompanying consolidated statements of income. Servicing fees amounted to approximately $92,000 and $75,000 for the three months ended June 30, 2017 and 2016, respectively, and $178,000 and $145,000 for the six months ended June 30, 2017 and 2016, respectively, and are included in the accompanying consolidated statements of income. As of June 30, 2017 and December 31, 2016, the Company owed management and servicing fees to OFG in the amount of approximately $399,000 and $324,000, respectively.
During the three and six months ended June 30, 2017 and 2016 and the year ended December 31, 2016, OFG elected to take the maximum compensation that it is able to take pursuant to the Company's charter.  As further described below in "Note 14 – Subsequent Events – Adjustment of the Management Fee", however, the Board and the Manager have agreed to adjust the management fee payable for the interim period commencing July 1, 2017 and ending on the final day of the month in which the Company's next stockholders' meeting is held to a fee based on a percentage of the Company's stockholders' equity. As further described in Note 14, there will be no change to the servicing fees or reimbursements payable by the Company to the Manager, and the Manager would also continue to receive the fees paid by our borrowers to the Manager.

Pursuant to the charter, OFG receives all late payment charges from borrowers on loans owned by the Company. The amounts paid to or collected by OFG for such charges totaled approximately $8,000 and $4,000 for the three months ended June 30, 2017 and 2016, respectively, and $22,000 and $6,000 for the six months ended June 30, 2017 and 2016, respectively. In addition, the Company remits other miscellaneous fees to OFG, which are collected from loan payments, loan payoffs or advances from loan principal (i.e. funding, demand and partial release fees). The amounts paid to or collected by OFG for such fees totaled approximately $6,000 and $4,000, respectively, during the three months ended June 30, 2017 and 2016 and $10,000 and $9,000, respectively, during the six months ended June 30, 2017 and 2016, respectively.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

OFG originates all loans the Company invests in and receives loan origination and extension fees from borrowers. During the three and six months ended June 30, 2017, OFG earned approximately $823,000 and $1,351,000, respectively, on loans originated or extended of approximately $36,356,000 and $63,011,000, respectively. During the three and six months ended June 30, 2016, OFG earned approximately $535,000 and $1,253,000, respectively, on loans originated or extended of approximately $19,015,000 and $54,165,000, respectively.

OFG is reimbursed by the Company for the actual cost of goods, services and materials used for or by the Company and paid by OFG and the salary and related salary expense of OFG's non-management and non-supervisory personnel performing services for the Company which could be performed by independent parties (subject to certain limitations in the Management Agreement). The amounts reimbursed to OFG by the Company for such services were $97,000 and $106,000 during the three months ended June 30, 2017 and 2016, respectively, and $190,000 and $219,000 during the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017 and December 31, 2016, there was $30,000 and $36,000 payable to OFG for such services. The Company also reimbursed certain of OFG's officers for allowed expenses in the total amount of approximately $1,000 and $0 during the six months ended June 30, 2017 and 2016, respectively.

The Company paid Investor's Yield, Inc. (a wholly owned subsidiary of OFG) approximately $0 and $3,000 during the six months ended June 30, 2017 and 2016, respectively, in fees primarily related to certain foreclosure proceedings on Company loans.
NOTE 10 – STOCKHOLDERS' EQUITY
Dividends

On March 16, 2017, the board of directors declared a $0.08 per share dividend on the Company's shares of Common Stock to holders of record as of March 31, 2017. The dividend was paid on April 13, 2017 and totaled $819,798.

On June 13, 2017, the board of directors declared a $0.10 per share dividend on the Company's shares of Common Stock to holders of record as of June 30, 2017. The dividend was paid on July 13, 2017 and totaled $1,024,748.

Stock Repurchase Program

On December 11, 2015, the Board of Directors authorized a Rule 10b5-1 stock repurchase plan (the "2016 Repurchase Plan") under which the Company could purchase up to $7.5 million of its Common Stock. Under the 2016 Repurchase Plan, repurchases were to be funded from available working capital, and the repurchased shares were to return to the status of authorized but unissued shares of Common Stock. The 2016 Repurchase Plan provided for stock repurchases to commence on April 1, 2016 and was subject to certain price, volume and timing constraints specified in the brokerage agreement. No shares were repurchased under the 2016 Repurchase Plan and it expired on March 31, 2017.

On June 9, 2017, the Board of Directors authorized a new Rule 10b5-1 stock repurchase plan (the "2017 Repurchase Plan") under which the Company may purchase up to $10 million of its Common Stock. Under the 2017 Repurchase Plan, repurchases will be funded from available working capital, and the repurchased shares will return to the status of authorized but unissued shares of Common Stock. The 2017 Repurchase Plan provides for stock repurchases to commence on July 13, 2017 and is subject to certain price, volume and timing constraints specified in the brokerage agreement. There is no guarantee as to the exact number of shares that will be repurchased by the Company. The 2017 Repurchase Plan is set to expire on January 15, 2018, although the Company may terminate the Repurchase Plan at any time. As of August 4, 2017, the Company had repurchased 44,253 shares of its Common Stock under the 2017 Repurchase Plan for a total cost of approximately $762,000 (including commissions) and an average cost of $17.21 per share.

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
The contingency reserves required per the charter as of June 30, 2017 and December 31, 2016 were approximately $3,777,000 and $3,738,000, respectively, and are reported as part of restricted cash in the accompanying consolidated balance sheets. The $6,500,000 required to be held in non-interest bearing accounts as of June 30, 2017 and December 31, 2016 pursuant to certain of the Company's credit agreements satisfied this contingency reserve requirement.
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

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

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
Impaired Loans
The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan may be considered impaired and a specific allowance for loan losses is established.  A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan. Once a loan is identified as impaired, management measures impairment in accordance with ASC 310-10-35.  The fair value of impaired loans is estimated by either an observable market price (if available) or the fair value of the underlying collateral, if collateral dependent.  The fair value of the loan's collateral is determined by third party appraisals (by licensed appraisers), broker price opinions, comparable property sales or other indications of value. Those impaired loans not requiring an allowance represent loans for which the fair value of the collateral exceed the recorded investments in such loans. At June 30, 2017 and December 31, 2016, all impaired loans were evaluated based on the fair value of the collateral by obtaining third party appraisals that valued the collateral primarily by utilizing an income or market approach or some combination of the two.  In accordance with ASC 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  Because appraisals used by management generally include significant unobservable inputs and market data, the Company records the impaired loan as nonrecurring Level 3. Unobservable market data included in appraisals often includes adjustments to comparable property sales for such items as location, size and quality to estimate fair values using a sales comparison approach.  Unobservable market data also includes cash flow assumptions and capitalization rates used to estimate fair values under an income approach.

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

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents information about the Company's assets measured at fair value on a nonrecurring basis as of June 30, 2017 and December 31, 2016:
	Fair Value Measurements Using
	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2017
Nonrecurring:
Impaired loans:
Residential	$2,657,478	$—	$—	$2,657,478
Total impaired loans	$2,657,478	$—	$—	$2,657,478

Real estate properties:
Commercial	$1,181,250	$—	$—	$1,181,250
Total real estate properties	$1,181,250	$—	$—	$1,181,250

December 31, 2016
Nonrecurring:
Impaired loans:
Residential	$4,413,000	—	$—	4,413,000
Total impaired loans	$4,413,000	$—	$—	$4,413,000

Real estate properties:
Land	$139,498	—	$—	$139,498
Commercial	732,539			732,539
Total real estate properties	$872,037	$—	$—	$872,037

The reversal of loan losses based on the fair value of loan collateral less estimated selling costs for the impaired loans above totaled approximately $0 and $48,000 during the three months ended June 30, 2017 and 2016, respectively, and $0 and $38,000 during the six months ended June 30, 2017 and 2016, respectively. Impairment losses were recorded on real estate properties in the amount of approximately $282,000 and $2,110,000 during the three months ended June 30, 2017 and 2016, respectively, and $282,000 and $2,110,000 during the six months ended June 30, 2017 and 2016, respectively.
There were no liabilities measured at fair value on a non-recurring basis at June 30, 2017 and December 31, 2016. During the three and six months ended June 30, 2017 and 2016, there were no transfers into or out of Levels 1 and 2.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents quantitative information about Level 3 fair value measurements for assets measured at fair value on a non-recurring basis at June 30, 2017 and December 31, 2016:

At June 30, 2017:

Description	Fair Value	Valuation Technique	Significant Unobservable Inputs	Input/Range	Weighted Average

Impaired Loans:
Residential	$2,657,478	Appraisal	Comparable Sales Adjustment	(4.6)% to 4.2%	N/A
Real Estate Properties:
Commercial	$1,181,250	Appraisal	Comparable Sales Adjustment	(26.5)%	N/A

At December 31, 2016:

Description	Fair Value	Valuation Technique	Significant Unobservable Inputs	Input/Range	Weighted Average

Impaired Loans:
Residential	$4,413,000	Comparable Sales	Comparable Sales Adjustment	(4.6)% to 4.2%	N/A
Real Estate Properties:
Land	$139,498	Appraisal	Comparable Sales Adjustment	(33.7)%	N/A
Commercial	732,539	Appraisal	Comparable Sales Adjustment	(5.0)% to 5.0%	N/A
			Capitalization Rate	7.3%	N/A

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

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

The approximate carrying amounts and estimated fair values of financial instruments at June 30, 2017 and December 31, 2016 are as follows:
		Fair Value Measurements at June 30, 2017
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$4,672,000	$4,672,000	$—	$—	$4,672,000
Restricted cash	6,500,000	6,500,000	—	—	6,500,000
Loans, net	157,030,000	—	—	156,754,000	156,754,000
Investment in limited liability company	2,141,000	—	—	2,650,000	2,650,000
Accrued interest and advances receivable	1,499,000	—	—	1,499,000	1,499,000

Financial liabilities
Accrued interest payable	$123,000	$—	$84,000	$39,000	$123,000
Line of credit payable	—	—	—	—	—
Notes and loans payable	31,199,000	—	17,759,000	12,655,000	30,414,000

		Fair Value Measurements at December 31, 2016
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$434,000	$434,000	$—	$—	$434,000
Restricted cash	6,500,000	6,500,000	—	—	6,500,000
Loans, net	126,975,000	—	—	126,652,000	126,652,000
Investment in limited liability company	2,140,000	—	—	2,650,000	2,650,000
Accrued interest and advances receivable	1,328,000	—	—	1,328,000	1,328,000

Financial liabilities
Accrued interest payable	$137,000	$—	$97,000	$40,000	$137,000
Line of credit payable	4,976,000	—	4,976,000	—	4,976,000
Notes and loans payable	33,849,000	—	20,213,000	13,499,000	33,712,000

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

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Contractual Obligations

The Company has entered into various contracts for design, architectural, engineering, foundation work and construction for the development of the land owned by ZRV. The aggregate amount of these contracts totaled approximately $34,285,000 of which approximately $34,042,000 had been incurred as of June 30, 2017 in addition to other capitalized costs related to the construction project of $5,395,000 (total of $39,437,000). Management expects that all costs for this project will be paid from advances from the construction loan, advances from the CB&T Credit Facility and/or cash reserves. It is possible that additional change orders will be submitted and construction costs may be higher than expected.

As of June 30, 2017, the Company has commitments to advance additional funds to borrowers of construction, rehabilitation and other loans in the total amount of approximately $33,636,000 (including approximately $4,720,000 in interest reserves).
Legal Proceedings

The Company is involved in various legal actions arising in the normal course of business.  In the opinion of management, such matters will not have a material effect upon the financial position of the Company.

NOTE 14 – SUBSEQUENT EVENTS

Adjustment of the Management Fee

At a meeting of the Board of Directors held on August 7, 2017, the Company's Board of Directors and the Manager agreed to adjust the management fee to be paid (in cash) monthly in arrears to the Manager for the interim period commencing the month of July 2017 and ending on the final day of the month in which the next Company stockholders' meeting is held (the "Adjustment Period").  During each month in the Adjustment Period, the Existing Management Fee to be paid monthly would be reduced (but not increased) to the amount of the "Interim Management Fee" calculated as follows:

1.
The "Interim Management Fee" is equal to (i) one-twelfth (1/12) multiplied by (ii) 1.50% of the "Opening Stockholders' Equity Balance" (defined below), with such Opening Stockholders' Equity Balance to be adjusted by the Manager in the following manner:

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

(A) at the end of a calendar month to reflect any changes that result from any of the events specified in clause (A) in the definition of "Stockholders' Equity" (defined below) during such calendar month from the Opening Stockholders' Equity Balance; and

(B) at the end of a calendar quarter to reflect any changes that result from the components specified in clauses (B), (C) or (D) in the definition of "Stockholders' Equity" for such calendar quarter from the Opening Stockholders' Equity Balance.

Since the Management Fee is to be paid monthly during the Adjustment Period, and the components of Stockholders' Equity specified in clauses (B), (C) and (D) in the definition of "Stockholders' Equity" will not be known until the end of the quarter in question, the Manager shall use the prior quarter's value as an estimate for each monthly payment and will effect a reconciliation at the end of the quarter, so that the actual aggregate Management Fee paid for each quarter will be based on the values of the components specified in clauses (B), (C) and (D) in the definition of "Stockholders' Equity" at the end of that particular quarter as if the components specified in clauses (B), (C) and (D) were known at each month end.

2.	As used in the calculation of the Interim Management Fee, "Stockholders' Equity" means:

(A) the sum of the net proceeds from any issuances of the Company's equity securities since inception (including the book value of the Company's Common Stock and Additional Paid-in Capital at inception of the Company) less any amount that the Company pays for repurchases of its equity securities (determined as of the most recent month end), plus

(B) the Company's consolidated retained earnings at the end of the most recently completed calendar quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less

(C)  any unrealized gains, losses or other items that do not affect realized net income as of the most recently completed calendar quarter as adjusted to exclude

(D) one-time events pursuant to changes in GAAP and certain other non-cash charges after discussions between the Manager and the Company's  Independent Directors and after approval by a majority of the Company's  Independent Directors.

3.
As used in the calculation of the Interim Management Fee, "Opening Stockholders' Equity Balance" means Stockholders' Equity at the end of the most recently completed calendar quarter. "Independent Directors" means the members of the Company's Board of Directors who are not officers, employees or directors of the Manager or any person directly or indirectly controlling or controlled by the Manager, and who are otherwise "independent" in accordance with the applicable rules of the NYSE MKT.

4.
The Manager shall compute each installment of the Interim Management Fee reasonably promptly at the end of each calendar month during the Adjustment Period.  A copy of the computations, including a comparison of the Interim Management Fee to the Existing Management Fee, made by the Manager to calculate such installment shall thereafter promptly be delivered to the Board of Directors.

5.	There will be no change to the loan servicing fees or expense reimbursements payable by us to the Manager, and the Manager would also continue to receive the fees paid by our borrowers to the Manager.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The following discussion provides information to assist you in understanding our financial condition and results of operations.  This discussion and analysis contains forward-looking statements. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. When we use the words "may," "believe," "expect," "anticipate," "estimate," "plan," "continue," "intend," "should," "project" or similar expressions, it intends to identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties, as more particularly set forth in our filings with the SEC, including those described in the "Forward Looking Statements" and "Risk Factors" sections of our Annual Report on Form 10-K for the year ended December 31, 2016, and in Part II. Item 5 – Other Information in this report that could cause actual results to differ materially from those projected in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Between 2008 and 2013, we experienced increased delinquent loans and foreclosures which created substantial losses. As a result, we owned significantly more real estate than in the past, which has reduced cash flow and net income. As of June 30, 2017, approximately 3.2% of our loans are impaired and/or past maturity. As of June 30, 2017, we own approximately $84 million (book value) of real estate held for sale or investment, which is approximately 32% of total assets. During the six month period ended June 30, 2017, we sold four real estate properties for aggregate net sales proceeds of $52,078,000 and gains totaling $13,878,000. We will continue to attempt to sell certain of our properties but may need to sell them for losses or wait until market values recover. In addition, under the REIT tax rules, we may be subject to a "prohibited transaction" penalty tax on tax gains from the sale of our properties in certain circumstances. In addition, we are also limited in the number and dollar amount of properties we can sell in a given year under the REIT tax rules.

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

Recent increases in market interest rates have increased interest expense under our Credit Facility and certain other of our borrowings that bear interest at variable rates.  Due to competitive conditions in our markets, we have been unable to pass increases in our cost of funds through to our borrowers on the majority of our recent loan investments and, accordingly, the interest rates we receive on our loans has remained relatively unchanged.  While we currently have no amounts outstanding on our line of credit, this increase in our cost of funds without corresponding increases in the rates we charge our borrowers will result in a smaller interest margin and, if these conditions continue, may adversely affect our results of operations in the future.

Critical Accounting Policies

Please refer to the section of ORM's Annual Report on Form 10-K for the year ended December 31, 2016 entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations —Critical Accounting Policies" for a discussion of our critical accounting policies. During the six months ended June 30, 2017, there were no material changes to these policies.

Results of Operations

Net income attributable to our common stockholders increased approximately $7,637,000 and $3,095,000 during the three and six months ended June 30, 2017, as compared to the three and six months ended June 30, 2016. These increases in 2017 were primarily a result of the following:

•
An increase in gain on sales of real estate of $13,878,000 and $9,039,000 during the three and six months ended June 30, 2017, as compared to 2016, as a result of the sales of two and four real estate properties during the three and six months ended June 30, 2017, resulting in gain on sales of real estate totaling $13,878,000 (the largest of which was gain on the sale of the TSV land of approximately $13,211,000). We sold no properties during the three months ended June 30, 2016 and two properties (resulting in gain on sales of real estate totaling $4,839,000) during the six months ended June 30, 2016.

•
An increase in interest income on loans of $445,000 and $949,000 during the three and six months ended June 30, 2017, as compared to 2016, due primarily to an increase in the average balance of performing loans between the three and six months ended June 30, 2017 and 2016 of 28% and 29%, respectively.

•
A decrease in interest expense of $644,000 and $1,040,000 during the three and six months ended June 30, 2017, as compared to 2016, due to the sale of the TOTB Miami properties and the repayment of the debt securing the properties during the third quarter of 2016 and due to a decrease in the average balance on our line of credit during the three and six months ended June 30, 2017, as compared to 2016, as we repaid the line of credit in full with the sale of the TSV land in April 2017.

•
A decrease in impairment losses on real estate properties of $1,829,000 during the three and six months ended June 30, 2017, as compared to 2016, as a result of an impairment loss recorded on the unimproved residential and commercial land located in Gypsum, Colorado during 2016 (which was subsequently sold), whereas we recorded an impairment loss of $282,000 on the marina located in Bethel Island, California during the three and six months ended June 30, 2017.

These items that increased net income during the three and six months ended June 30, 2017 were partially offset by the following:

•
An increase in income tax expense (from income tax benefit) of $8,193,000 and $8,183,000 for the three and six months ended June 30, 2017, as compared to 2016, as a result of the sale of six condominium units in ZRV during 2017 for gains of approximately $667,000 and an increase in the valuation allowance recorded against deferred tax assets as a result of higher construction costs and lower expected gains from the sales of the ZRV assets in the future. The income tax benefit during 2016 was due to the conversion of ZRV into a taxable REIT subsidiary and the contribution of additional real estate assets into ZRV with book and tax basis differences that required the recording of deferred tax assets.

•
A decrease in rental and other income from real estate properties net of expenses on such properties of $659,000 and $1,265,000 for the three and six months ended June 30, 2017 (from income of $402,000 and $752,000 during the three and six months ended June 30, 2016 to losses of $256,000 and $513,000 during the three and six months ended June 30, 2017) as a result of the sale of four properties during 2016, a one-time increase in property assessments levied on our property located in Tacoma, Washington, decreased revenue on our golf course located in Auburn, California primarily a result of inclement weather in Northern California, increased operating expenses on our assisted living facility located in Bensalem, Pennsylvania and increased marketing and other operating costs related to the ZRV condominiums recently completed. Many of the remaining properties held by us are non-operating properties that do not generate income and, thus, will likely continue to generate a loss until they are disposed of in 2017 and beyond.

•
 An increase in management and service fees of $198,000 and $397,000 due to an increase in the average balance of loans in the Company's portfolio of 22% and 23% during the three and six months ended June 30, 2017, as compared to the three and six months ended June 30, 2016.

We believe, from period to period in the near term, there could be fluctuations in earnings and net income resulting from the lag time between the sale of our real estate assets and deployment of the proceeds into new loan investments.

Comparison of Results of Operations for Three Months Ended June 30, 2017 and 2016
The following table sets forth our results of operations for the three months ended June 30, 2017 and 2016:
	Three Months Ended June 30,		Increase/(Decrease)
	2017	2016	Amount	Percent
Revenues:
Interest income on loans	$2,641,363	$2,196,012	$445,351	20%
Rental and other income from real estate properties	1,179,835	2,451,416	(1,271,581)	(52)%
Income from investment in limited liability company	46,092	44,686	1,406	3%
Total revenues	3,867,290	4,692,114	(824,824)	(18)%
Expenses:
Management fees to Manager	1,006,680	825,149	181,531	22%
Servicing fees to Manager	91,516	75,014	16,502	22%
General and administrative expense	545,872	349,927	195,945	56%
Rental and other expenses on real estate properties	1,436,001	2,048,929	(612,928)	(30)%
Depreciation and amortization	303,782	309,271	(5,489)	(2)%
Interest expense	362,174	1,005,703	(643,529)	(64)%
Provision for loan losses	137,244	274,920	(137,676)	(50)%
Impairment losses on real estate properties	281,626	2,110,150	(1,828,524)	(87)%
Total expenses	4,164,895	6,999,063	(2,834,168)	(40)%
Operating loss	(297,605)	(2,306,949)	2,009,344	(87)%
Gain on sales of real estate, net	13,877,715	—	13,877,715	100%
Net income (loss) before income taxes	13,580,110	(2,306,949)	15,887,059	nm
Income tax (expense) benefit	(824,163)	7,368,835	(8,192,998)	nm
Net income	12,755,947	5,061,886	7,694,061	nm
Net loss attributable to non-controlling interests	—	56,847	(56,847)	(100)%
Net income attributable to common stockholders	$12,755,947	$5,118,733	$7,637,214	nm
nm – not meaningful

Revenues

Interest income on loans increased $445,000 (20% increase) during the three months ended June 30, 2017, as compared to 2016. This increase was primarily due to an increase in the average balance of performing loans between the quarter ended June 30, 2017 and the quarter ended June 30, 2016 of approximately 28%.

Rental and other income from real estate properties decreased $1,272,000 (52% decrease) during the three months ended June 30, 2017, as compared to 2016, primarily due to the sale of four properties during the year ended December 31, 2016. These properties had rental income totaling approximately $1,192,000 during the three months ended June 30, 2016. There was also a decrease in income from our golf course located in Auburn, California of approximately $86,000 during the quarter ended June 30, 2017 as compared to 2016.

Expenses

Management fees increased $182,000 (22% increase) and servicing fees increased $17,000 (22% increase) during the three months ended June 30, 2017, as compared to 2016, due to an increase in the average balance of loans in our portfolio of 22% during the three months ended June 30, 2017, as compared to 2016.

The maximum management fee permitted under the Company's charter is 2.75% per year of the average unpaid balance of mortgage loans and, accordingly, management fees increased proportionately as we deployed capital into loans and increased our loan balances. As discussed in "Note 14 – Subsequent Events – Adjustment of the Management Fee", the Board and the Manager have agreed to adjust the Existing Management Fee during the Adjustment Period, and this adjustment may result in payment (during this period) of management fees that are lower than the maximum fees permitted to be paid pursuant to the Company's charter.

General and administrative expense increased $196,000 (56% increase) during the three months ended June 30, 2017, as compared to 2016. The increase was due primarily to higher legal and consulting expenses during 2017 as compared to 2016 as a result of shareholder activism and regulatory compliance matters.

Rental and other expenses on real estate properties decreased $613,000 (30% decrease) during the three months ended June 30, 2017, as compared to 2016, primarily due to the sale of four properties during the year ended December 31, 2016. These properties had rental expenses totaling approximately $997,000 during the three months ended June 30, 2016. The decrease from the sale of these properties was offset by a one-time increase in property assessments levied on our mixed-use property located in Tacoma, Washington in the amount of approximately $98,000, disbursements of $200,000 related to certain operating expenses of our assisted living facility located in Bensalem, Pennsylvania and increased marketing and other operating costs related to the ZRV condominiums (recently completed) at our property located in South Lake Tahoe, California during the quarter ended June 30, 2017. We will continue to have increased operating costs of the ZRV property until such time as the remaining condominium units are sold and the commercial units are leased and/or sold.

Interest expense decreased $644,000 (64% decrease) during the three months ended June 30, 2017 as compared to 2016, due to the sale of the TOTB Miami properties and the repayment of the debt securing the properties during the third quarter of 2016 and due to a decrease in the average balance on our line of credit during the quarter ended June 30, 2017, as compared to 2016, as we repaid the line of credit in full with the sale of the TSV land in April 2017.

The provision for loan losses of $137,000 during the three months ended June 30, 2017 was the result of an analysis performed on the loan portfolio. The general loan loss allowance increased $164,000 during the three months ended June 30, 2017 primarily due to an increase in the balance of performing loans during the quarter. This was offset by a $27,000 recovery of bad debts during the three months ended June 30, 2017. We recorded a provision for loan losses of $275,000 during the three months ended June 30, 2016.

The impairment losses on real estate properties of $282,000 during the three months ended June 30, 2017 was the result of an agreement signed to sell our marina located in Bethel Island, California at a price that was lower than the book value. We recorded an impairment loss of $2,110,000 on the unimproved residential and commercial land located in Gypsum, Colorado during the three months ended June 30, 2016.

Gain on Sales of Real Estate

Gain on sales of real estate increased $13,878,000 during the three months ended June 30, 2017, as compared to 2016, as a result of the sale of two real estate properties during 2016, resulting in gains totaling $13,878,000 (see further detail under "Real Estate Properties Held for Sale and Investment" below). We sold no real estate properties during the three months ended June 30, 2016.
Income Tax Expense/Benefit

We recorded income tax expense of $824,000 during the three months ended June 30, 2017 as compared to income tax benefit of $7,369,000 during the three months ended June 30, 2016. The income tax expense during the quarter ended June 30, 2017 was primarily the result of the sale of six condominium units in ZRV during the quarter for gains of approximately $667,000 and an increase in the valuation allowance recorded against deferred tax assets as a result of higher construction costs and lower expected gains from the sales of ZRV assets in the future. The income tax benefit during the quarter ended June 30, 2016 was a result of the transfer of two properties into ZRV and conversion of ZRV into a taxable REIT subsidiary during the quarter ended June 30, 2016, which made the income (loss) from these real estate assets taxable. Due to differences between the book and tax basis of the assets, a deferred tax asset and related income tax benefit totaling $7,369,000 was recorded as of June 30, 2016. The Company's effective tax rate for 2016 differed from the statutory tax rate because the three properties held within the ZRV TRS had differences between their respective book basis and tax basis and management projected that the Company would realize the benefits from deferred tax assets related to these basis differences. As a result, a $7,369,000 deferred tax benefit was recorded during 2016.

Net Loss Attributable to Non-Controlling Interests

Net loss attributable to non-controlling interests decreased $57,000 during the three months ended June 30, 2017, as compared to 2016, because there was a net loss attributable to our joint venture partner (the Manager) in TOTB Miami, LLC of approximately $57,000 during the quarter ended June 30, 2016, as opposed to none during the quarter ended June 30, 2017, as the properties held within TOTB were sold in September 2016 and the LLC dissolved.

Comparison of Results of Operations for Six Months Ended June 30, 2017 and 2016
The following table sets forth our results of operations for the six months ended June 30, 2017 and 2016:
	Six Months Ended June 30,		Increase/(Decrease)
	2017	2016	Amount	Percent
Revenues:
Interest income on loans	$5,188,405	$4,239,020	$949,385	22%
Rental and other income from real estate properties	2,126,206	4,591,401	(2,465,195)	(54)%
Income from investment in limited liability company	90,084	87,310	2,774	3%
Total revenues	7,404,695	8,917,731	(1,513,036)	(17)%
Expenses:
Management fees to Manager	1,954,194	1,590,664	363,530	23%
Servicing fees to Manager	177,654	144,606	33,048	23%
General and administrative expense	1,029,686	903,345	126,341	14%
Rental and other expenses on real estate properties	2,639,320	3,839,307	(1,199,987)	(31)%
Depreciation and amortization	613,742	652,920	(39,178)	(6)%
Interest expense	648,975	1,688,755	(1,039,780)	(62)%
Provision for loan losses	175,280	385,995	(210,715)	(55)%
Impairment losses on real estate properties	281,626	2,110,150	(1,828,524)	(87)%
Total expenses	7,520,477	11,315,742	(3,795,265)	(34)%
Operating loss	(115,782)	(2,398,011)	2,282,229	(95)%
Gain on sales of real estate, net	13,877,534	4,838,815	9,038,719	nm
Net income before income taxes	13,761,752	2,440,804	11,320,948	nm
Income tax (expense) benefit	(814,127)	7,368,835	(8,182,962)	nm
Net income	12,947,625	9,809,639	3,137,986	32%
Net loss attributable to non-controlling interests	—	43,355	(43,355)	(100)%
Net income attributable to common stockholders	$12,947,625	$9,852,994	$3,094,631	31%
nm – not meaningful

Revenues

Interest income on loans increased $949,000 (22% increase) during the six months ended June 30, 2017, as compared to 2016. This increase was primarily due to an increase in the average balance of performing loans between the six months ended June 30, 2017 and the six months ended June 30, 2016 of approximately 29%.

Rental and other income from real estate properties decreased $2,465,000 (54% decrease) during the six months ended June 30, 2017, as compared to 2016, primarily due to the sale of four properties during the year ended December 31, 2016. These properties had rental income totaling approximately $2,384,000 during the six months ended June 30, 2016. There was also a decrease in income from our golf course located in Auburn, California of approximately $156,000 during the six months ended June 30, 2017 as compared to 2016 primarily due to inclement weather in Northern California.

Expenses

Management fees increased $364,000 (23% increase) and servicing fees increased $33,000 (23% increase) during the six months ended June 30, 2017, as compared to 2016, due to an increase in the average balance of loans in our portfolio of 23% during the six months ended June 30, 2017, as compared to 2016.

General and administrative expense increased $126,000 (14% increase) during the six months ended June 30, 2017, as compared to 2016. The increase was due primarily to higher legal and consulting expenses during the six months ended June 30, 2017 as compared to 2016 as a result of shareholder activism and regulatory compliance matters.

Rental and other expenses on real estate properties decreased $1,200,000 (31% decrease) during the six months ended June 30, 2017, as compared to 2016, primarily due to the sale of four properties during the year ended December 31, 2016. These properties had rental expenses totaling approximately $1,822,000 during the six months ended June 30, 2016. The decrease from the sale of these properties was offset by a one-time increase in property assessments levied on our mixed-use property located in Tacoma, Washington in the amount of approximately $268,000, disbursements of $200,000 related to certain operating expenses of our assisted living facility located in Bensalem, Pennsylvania and increased marketing and other operating costs related to the Zalanta condominiums (recently completed) at our property located in South Lake Tahoe, California during the six months ended June 30, 2017. We will continue to have increased operating costs of the Zalanta property until such time as the remaining condominium units are sold and the commercial units are leased and/or sold.

Interest expense decreased $1,040,000 (62% decrease) during the six months ended June 30, 2017 as compared to 2016, due to the sale of the TOTB Miami properties and the repayment of the debt securing the properties during the third quarter of 2016 and due to a decrease in the average balance on our line of credit during the six months ended June 30, 2017, as compared to 2016, as we repaid the line of credit in full with the sale of the TSV land in April 2017.

The provision for loan losses of $175,000 during the six months ended June 30, 2017 was the result of an analysis performed on the loan portfolio. The general loan loss allowance increased $202,000 during the six months ended June 30, 2017 primarily due to an increase in the balance of performing loans during the period. This was offset by a $27,000 recovery of bad debts during the six months ended June 30, 2017. We recorded a provision for loan losses of $386,000 during the six months ended June 30, 2016.

The impairment losses on real estate properties of $282,000 during the six months ended June 30, 2017 was the result of an agreement signed to sell our marina located in Bethel Island, California at a price that was lower than the book value. We recorded an impairment loss of $2,110,000 on the unimproved residential and commercial land located in Gypsum, Colorado during the six months ended June 30, 2016.

Gain on Sales of Real Estate

Gain on sales of real estate increased $9,039,000 during the six months ended June 30, 2017, as compared to 2016, as a result of the sale of four real estate properties during 2017, resulting in net gains totaling $13,878,000 (see further detail under "Real Estate Properties Held for Sale and Investment" below). During the six months ended June 30, 2016, we sold one industrial property and one office building in an office complex for gains totaling approximately $4,839,000.
Income Tax Expense/Benefit

We recorded income tax expense of $814,000 during the six months ended June 30, 2017 as compared to income tax benefit of $7,369,000 during the six months ended June 30, 2016. The income tax expense during the six months ended June 30, 2017 was primarily the result of the sale of six condominium units in ZRV during the period for gains of approximately $667,000 and an increase in the valuation allowance recorded against deferred tax assets as a result of higher construction costs and lower expected gains from the sales of ZRV assets in the future. The income tax benefit during the six months ended June 30, 2016 was a result of the transfer of two properties into ZRV and conversion of ZRV into a taxable REIT subsidiary during the quarter ended June 30, 2016, which made the income (loss) from these real estate assets taxable. Due to differences between the book and tax basis of the assets, a deferred tax asset and related income tax benefit totaling $7,369,000 was recorded as of June 30, 2016. The Company's effective tax rate for 2016 differed from the statutory tax rate because the three properties held within the ZRV TRS had differences between their respective book basis and tax basis and management projected that the Company would realize the benefits from deferred tax assets related to these basis differences. As a result, a $7,369,000 deferred tax benefit was recorded during 2016.

Net Loss Attributable to Non-Controlling Interests

Net loss attributable to non-controlling interests decreased $43,000 during the six months ended June 30, 2017, as compared to 2016, because there was a net loss attributable to our joint venture partner (the Manager) in TOTB Miami, LLC of approximately $43,000 during the six months ended June 30, 2016, as opposed to none during the six months ended June 30, 2017, as the properties held within TOTB were sold in September 2016 and the LLC dissolved.

Financial Condition

June 30, 2017 and December 31, 2016

Loan Portfolio

During the quarter ended June 30, 2017, we originated or funded seven new loans with aggregate principal balances totaling $24,818,000 ($32,730,000 when fully funded) and advanced additional amounts to borrowers on existing loans of approximately $4,156,000 (total of $28,974,000). Six of the new loans are incrementally funded for construction, renovation and/or interest and have $7,912,000 available to be funded in the future. We extended the maturity dates of three loans (between 12 and 18 months) with principal balances aggregating approximately $3,200,000 during the quarter ended June 30, 2017. We also received full or partial payoffs (including principal amortization) on six loans totaling $6,027,000 during the quarter.

Our portfolio of loan investments increased from 55 to 58 and the average loan balance increased from $2,358,000 to $2,753,000, between December 31, 2016 and June 30, 2017.

As of June 30, 2017 and December 31, 2016, we had two loans that were impaired totaling approximately $2,835,000 (1.8%) and $4,884,000 (3.8%), respectively.  This included matured loans totaling $2,613,000 (1.6%) and $4,656,000 (3.6%), respectively. In addition, $2,210,000 (1.4%) and $8,686,000 (6.7%) of loans were past maturity but current with respect to monthly payments as of June 30, 2017 and December 31, 2016 (combined total of impaired and past maturity loans of $5,045,000 (3.2%) and $13,570,000 (10.5%), respectively). As of June 30, 2017 and December 31, 2016, no loans were in the process of foreclosure or involved borrowers who were in bankruptcy.

As of June 30, 2017 and December 31, 2016, approximately $159,430,000 (99.9%) and $129,454,000 (99.8%) of our loans are interest-only and require the borrower to make a "balloon payment" on the principal amount upon maturity of the loan. To the extent that a borrower has an obligation to pay mortgage loan principal in a large lump sum payment, its ability to satisfy this obligation may be dependent upon its ability to sell the property, obtain suitable refinancing or otherwise raise a substantial cash amount. As a result, these loans involve a higher risk of default than fully amortizing loans. Borrowers occasionally are not able to pay the full amount due at the maturity date.  We may allow these borrowers to continue making the regularly scheduled monthly interest payments for certain periods of time to assist the borrower in meeting the balloon payment obligation without formally filing a notice of default.  These loans for which the principal is due and payable, but the borrower has failed to make such payment of principal, are referred to as "past maturity loans". As of June 30, 2017 and December 31, 2016, we had four and eight past maturity loans totaling approximately $4,823,000 and $13,342,000, respectively.

As of June 30, 2017 and December 31, 2016, we held the following types of loans:

	June 30, 2017	December 31, 2016
By Property Type:
Commercial	$136,198,098	$102,442,111
Residential	15,858,723	19,001,677
Land	7,595,000	8,238,523
	159,651,821	129,682,311
By Position:
Senior loans	156,844,559	126,873,673
Junior loans	2,807,262	2,808,638
	$159,651,821	$129,682,311

The types of property securing our commercial real estate loans are as follows as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Commercial Real Estate Loans:
Apartment	$34,640,655	$11,366,570
Office	30,554,072	33,608,898
Retail	30,243,858	19,959,635
Storage	13,935,606	13,015,175
Hotel	9,951,235	9,567,143
Industrial	3,940,000	7,376,477
Marina	3,500,000	3,500,000
Warehouse	3,000,000	—
Parking garage	2,200,000	—
Assisted care	1,512,672	1,328,213
Church	1,175,000	1,175,000
Golf course	1,145,000	1,145,000
Restaurant	400,000	400,000
	$136,198,098	$102,442,111

Scheduled maturities of loan investments as of June 30, 2017 and the interest rate sensitivity of such loans were as follows:

	Fixed	Variable
	Interest	Interest
	Rate	Rate	Total
Twelve months ending June 30:
2017 (past maturity)	$4,823,332	$—	$4,823,332
2018	74,848,844	4,950,000	79,798,844
2019	59,541,686	4,502,272	64,043,958
2020	7,089,346	3,675,000	10,764,346
2021	—	—	—
2022	—	—	—
Thereafter (through Mar. 2028)	221,341	—	221,341
	$146,524,549	$13,127,272	$159,651,821

Our variable rate loans currently use as an index the three-month or six-month LIBOR rates (1.30% and 1.45%, respectively, as of June 30, 2017), or include terms whereby the interest rate is increased at a later date. Premiums over the index vary for each loan and all such loans have specified floor rates.

The following is a schedule by geographic location of loan investments as of June 30, 2017 and December 31, 2016:
	June 30, 2017		December 31, 2016
	Balance	Percentage	Balance	Percentage
California	$109,379,913	68.51%	$98,319,923	75.81%
Arizona	2,613,225	1.64%	4,655,517	3.59%
Colorado	5,168,619	3.24%	1,595,000	1.23%
Hawaii	1,450,000	0.91%	1,450,000	1.12%
Indiana	89,346	0.06%	—	—%
Michigan	10,316,539	6.46%	10,337,157	7.97%
Nevada	2,945,107	1.84%	3,669,584	2.83%
Ohio	3,755,000	2.35%	3,627,506	2.80%
Texas	6,384,072	4.00%	6,027,624	4.65%
Washington	17,550,000	10.99%	—	—%
	$159,651,821	100.00%	$129,682,311	100.00%

As of June 30, 2017 and December 31, 2016, our loans secured by real property collateral located in Northern California totaled approximately 47% ($74,827,000) and 53% ($69,179,000), respectively, of the loan portfolio. The Northern California region (which includes Monterey, Fresno, Kings, Tulare and Inyo counties and all counties north) is a large geographic area which has a diversified economic base. The ability of borrowers to repay loans is influenced by the economic strength of the region and the impact of prevailing market conditions on the value of real estate.

Allowance for Loan Losses

The allowance for loan losses decreased by $85,000 and $62,000 (allowance net of charge-offs) during the six months ended June 30, 2017 and 2016, respectively.  Management believes that the allowance is appropriate given the estimated underlying collateral values of impaired loans and estimates of probable incurred credit losses on loans not considered to be impaired. There is no precise method used to predict delinquency rates or losses on specific loans.  Management has considered the number and amount of delinquent loans, loans subject to workout agreements and loans in bankruptcy in determining the allowance for loan losses, but there can be no absolute assurance that the allowance is sufficient.  Because any decision regarding allowance for loan losses reflects judgment about the probability of losses yet to be realized, there is an inherent risk that such judgments will prove incorrect.  Upon realization, actual losses may exceed (or be less than) the amount of any reserve.  To the extent that we experience losses greater than the amount of our reserves, we may incur a charge to earnings that will adversely affect operating results and the amount of any dividends paid.

Changes in the allowance for loan losses for the six months ended June 30, 2017 and 2016 were as follows:

	June 30, 2017	June 30, 2016
Balance, beginning of period	$2,706,822	$1,842,446
Provision for loan losses	175,280	385,995
Recoveries	27,000	—
Charge-offs	(287,647)	(447,520)
Balance, end of period	$2,621,455	$1,780,921

As of June 30, 2017 and December 31, 2016, there was a general allowance for loan losses of $2,176,390 and $1,974,110, respectively, and a specific allowance for loan losses on one loan in the amount of $445,065 and $732,712, respectively, as of June 30, 2017 and December 31, 2016.

Real Estate Properties Held for Sale and Investment

As of June 30, 2017, we held title to nineteen properties that were acquired through foreclosure with a total carrying amount of approximately $84,276,000 (including properties held in two corporations and five limited liability companies), net of accumulated depreciation on real estate held for investment of $3,652,000. As of June 30, 2017, properties held for sale total $49,030,000 and properties held for investment total $35,246,000. When we acquire property by foreclosure, we typically earn less income on those properties than could be earned on loans and may not be able to sell the properties in a timely manner.

Real estate properties held for sale as of June 30, 2017 and December 31, 2016 consisted of the following properties acquired through foreclosure:
	June 30, 2017	December 31, 2016
Undeveloped, industrial land, San Jose, California	$2,027,581	$2,027,581
73 improved, residential lots, Auburn, California (held within Zalanta Resort at the Village, LLC)	3,781,867	3,781,867
One improved residential lot, West Sacramento, California – transferred from held for investment in 2017	58,560	—
Golf course, Auburn, California (held within Lone Star Golf, Inc.)	1,970,437	1,970,437
Unimproved, residential and commercial land, Gypsum, Colorado – sold in 2017	—	139,498
Commercial and residential land under development, South Lake Tahoe, California (held within Tahoe Stateline Venture, LLC) - sold in 2017	—	28,974,808
6 improved residential lots, Coeur D'Alene, Idaho (now 3 lots after lot line adjustments) – transferred from held for investment in 2017	322,998	—
Marina with 52 boat slips and campground, Bethel Island, California (held within Sandmound Marina, LLC) – transferred from held for investment in 2017	1,181,250	—
Retail complex and 24 residential condominium units, South Lake Tahoe, California (held within Zalanta Resort at the Village, LLC)*	33,118,687	34,805,253
Residential land under development, South Lake Tahoe, California (held within Zalanta Resort at the Village- Phase II, LLC)*	6,568,505	3,411,652
Office condominium complex, Oakdale, California (held within East G, LLC) – sold in 2017	—	732,539
	$49,029,885	$75,843,635

* Note: During the quarter ended June 30, 2017, $518,960 book value of land and $2,581,354 of construction and related costs related to common areas in the ZRV project were transferred from ZRV to ZRV II pursuant to a cost sharing agreement between the two entities.

Real estate held for investment is comprised of the following properties as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Commercial buildings, Roseville, California	$505,632	$515,451
Undeveloped, residential land, Marysville, California	403,200	403,200
Undeveloped land, Auburn, California (formerly part of golf course owned by DarkHorse Golf Club, LLC)	103,198	103,198
One improved residential lot, West Sacramento, California – transferred to held for sale in 2017	—	58,560
Undeveloped, residential land, Coolidge, Arizona	1,017,600	1,017,600
Office condominium complex (15 units), Roseville, California	3,385,363	3,447,418
1/7th interest in single family home, Lincoln City, Oregon	93,647	93,647
12 condominium and 3 commercial units, Tacoma, Washington (held within Broadway & Commerce, LLC)	2,287,570	2,311,792
6 improved residential lots, Coeur D'Alene, Idaho – transferred to held for sale in 2017	—	316,800
Retail Complex, South Lake Tahoe, California (held within Tahoe Stateline Venture, LLC)	16,836,174	16,829,995
Marina and yacht club with 179 boat slips, Isleton, California (held within Brannan Island, LLC)	2,538,901	2,555,306
Unimproved, residential and commercial land, Bethel Island, California (held within Sandmound Marina, LLC)	2,337,787	2,335,448
Marina with 52 boat slips and campground, Bethel Island, California (held within Sandmound Marina, LLC) – transferred to held for sale in 2017	—	1,470,639
Assisted living facility, Bensalem, Pennsylvania	5,737,417	5,820,709
	$35,246,489	$37,279,763

Changes in real estate held for sale and investment during the six months ended June 30, 2017 and June 30, 2016 were as follows:
	June 30, 2017	June 30, 2016
Balance, beginning of period	$113,123,398	$153,838,412
Real estate acquired through foreclosure, net of specific loan loss allowance	—	700,800
Investments in real estate properties	10,219,699	12,674,110
Sales of real estate properties	(38,200,633)	(1,635,231)
Impairment losses on real estate properties	(281,626)	(2,110,150)
Depreciation of properties held for investment	(584,464)	(618,700)
Balance, end of period	$84,276,374	$162,849,241

Ten of the Company's nineteen properties do not currently generate revenue. Five of the Company's twenty-four commercial leases are set to expire during the twelve months ending June 30, 2018. All of the Company's eleven residential leases are either on a month-to-month basis or will expire during the twelve months ended June 30, 2018. The Company expects that new leases will be signed with existing or new tenants for the majority of these spaces and at rental rates that are at market and are at or above expiring rental amounts.

During the three and six months ended June 30, 2017, we recorded an impairment loss of approximately $282,000 on the marina property located in Bethel Island, California due to an agreement signed by the Company to sell the property at a price that was lower than the book value of the property.

During the three and six months ended June 30, 2016, we recorded an impairment loss of approximately $2,110,000 on the unimproved residential and commercial land located in Gypsum, Colorado due to a reduction in the fair market value estimated by management and a decrease in the listing price of the property.

Sales Activity

During the six months ended June 30, 2017, we sold four real estate properties with details as follows:

	Net Sales Proceeds	Gain (Loss)
Commercial and residential land under development, South Lake Tahoe, California (held within Tahoe Stateline Venture, LLC)	$42,329,110	$13,210,826
Six condominium units, South Lake Tahoe, California (held within Zalanta Resort at the Village, LLC)	8,877,201	666,889
Office condominium complex, Oakdale, California (held within East G, LLC)	732,389	(150)
Unimproved, residential and commercial land, Gypsum, Colorado	139,467	(31)
	$52,078,167	$13,877,534

During the six months ended June 30, 2016, we sold two real estate properties with details as follows:

	Net Sales Proceeds	Gain
Light industrial building, Paso Robles, California	$6,023,679	$4,557,979
Commercial building in building complex, Roseville, California	455,132	280,836
	$6,478,811	$4,838,815

Foreclosure Activity

We foreclosed on no loans during the six months ended June 30, 2017.

During the three months ended June 30, 2016, the Company foreclosed on one loan secured by an office property located in Oakdale, California with a principal balance of approximately $1,079,000 and obtained the property via the trustee's sale. In addition, accrued interest and advances made on the loan (for items such as legal fees and delinquent property taxes) in the total amount of approximately $70,000 were capitalized to the basis of the property. It was determined that the fair value of the property was lower than the Company's investment in the loan and a specific loan allowance was previously established of approximately $495,000. This amount was then recorded as a charge-off against the allowance for loan losses at the time of foreclosure, after reversal of the previously established allowance in the amount of approximately $48,000 as a result of an updated appraisal obtained (net charge-off of $448,000). The property was sold during the six months ended June 30, 2017 and the LLC dissolved.

Equity Method Investment in Limited Liability Company

1850 De La Cruz, LLC

During 2008, we entered into an Operating Agreement for 1850 De La Cruz LLC, a California limited liability company ("1850"), with Nanook Ventures LLC ("Nanook"), an unrelated party.  The purpose of the joint venture is to, own and operate certain industrial land and buildings located in Santa Clara, California that were owned by the Company. At the time of closing in July 2008, the two properties were separately contributed to two new limited liability companies, Nanook Ventures One LLC and Nanook Ventures Two LLC that are wholly owned by 1850. The Company and Nanook are the Members of 1850 and NV Manager, LLC is the manager.

The net income to the Company from its investment in 1850 De La Cruz was approximately $46,000 and $45,000 for the three months ended June 30, 2017 and 2016, respectively, and $90,000 and $87,000 for the six months ended June 30, 2017 and 2016, respectively.

Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash increased from approximately $6,934,000 as of December 31, 2016 to $11,172,000 as of June 30, 2017 ($4,238,000 or 61% increase) primarily to the sale of the TSV land in April 2017 which generated net proceeds of approximately $42.3 million.

Interest and Other Receivables

Interest and other receivables increased from approximately $2,164,000 as of December 31, 2016 to $2,376,000 as of June 30, 2017 ($211,000 or 10% increase) due primarily to growth in the loan portfolio during the six month period.

Deferred Financing Costs

Deferred financing costs accounted for as assets decreased from approximately $172,000 as of December 31, 2016 to $107,000 as of June 30, 2017 ($65,000 or 38% decrease) due primarily to amortization of deferred financing costs during the six months ended June 30, 2017.

Loans, Net

Loans, net of allowance for loan losses, increased from approximately $126,975,000 as of December 31, 2016 to $157,030,000 as of June 30, 2017 ($30,055,000 or 24% increase) due primarily to new loans originated and advances on existing loans during the period of approximately $44,707,000, net of principal collected from the full or partial payoff of loans totaling approximately $14,450,000 and net charge-offs of $288,000 during the period.

Real Estate Held for Sale and Investment

Real estate held for sale and investment decreased from approximately $113,123,000 as of December 31, 2016 to $84,276,000 as of June 30, 2017 ($28,847,000 or 25% decrease) due primarily to the sale of the TSV land and six condominium units at the ZRV mixed-use residential and commercial property, net of continued construction costs at ZRV during the six months ended June 30, 2017.

Deferred Taxes, Net

Deferred taxes, net decreased from approximately $7,249,000 as of December 31, 2016 to $6,435,000 as of June 30, 2017 ($814,000 or 11% decrease) due to the sale of six condominium units at ZRV during the period for gains of approximately $667,000 and an increase in the valuation allowance recorded against deferred tax assets as a result of higher construction costs and lower expected gains from the sales of ZRV assets in the future.

Dividends Payable

Dividends payable decreased from approximately $1,402,000 as of December 31, 2016 to $1,025,000 as of
June 30, 2017 ($377,000 or 27% decrease) because the dividend declared and accrued as of December 31, 2016 included a regular dividend of $0.08 per share and dividends accrued in the form of a tax payment made on behalf of stockholders of $583,000, whereas the dividend declared and accrued as of June 30, 2017 only included a regular dividend of $0.10 per share.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities increased from approximately $3,700,000 as of December 31, 2016 to approximately $5,205,000 as of June 30, 2017 ($1,505,000 or 41% increase) due primarily to increased payables related to the construction activities on the property owned by ZRV.

Line of Credit Payable

Lines of credit payable decreased from $4,976,000 as of December 31, 2016 to no balance outstanding as of June 30, 2017 ($4,976,000 or 100% decrease) due to cash proceeds from the sale of the TSV land during the quarter were used to pay down the line of credit.

Notes and Loans Payable on Real Estate

Notes and loans payable decreased from $33,386,000 as of December 31, 2016 to $30,855,000 as of June 30, 2017 ($2,531,000 or 8% decrease) due primarily to principal payments of approximately $8,779,000 made on the ZRV Construction Loan from the sales of six condominium units, net of additional advances for construction totaling $6,324,000 during the period.

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

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover probable incurred credit losses. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Loan losses deemed to be uncollectible are charged against the allowance for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses. As of June 30, 2017, management believes that the allowance for loan losses of approximately $2,621,000 is adequate in amount to cover probable incurred credit losses. Because of the number of variables involved, the magnitude of swings possible and management's inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by management. As of June 30, 2017, two loans totaling $2,835,000 were impaired. This includes one past maturity loan of $2,613,000. These impaired loans had specific reserves totaling $445,000. After management's evaluation of the loan portfolio, we recorded a net decrease in the allowance for loan losses of approximately $85,000 during the six months ended June 30, 2017 (charge-off against the specific loan loss allowance of $288,000, recovery of bad debt of $27,000 and increase in general allowance of $175,000).  Management believes that the specific allowance for loan losses is appropriate given the estimated fair values of the underlying collateral of impaired loans.

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
We require liquidity to:

•	fund future loan investments;
•	to improve and maintain real estate properties;
•	to repay principal and interest on our borrowings;
•	to pay our expenses, including compensation to our Manager;
•	to pay U.S. federal, state, and local taxes of our TRSs;
•	to distribute a minimum of 90% of our REIT taxable income and to make investments in a manner that enables us to maintain our qualification as a REIT; and
•	to make tax payments associated with undistributed capital gains.
We intend to meet these liquidity requirements primarily through the following:

•	the use of our cash and cash equivalent balances of $4,672,000 as of June 30, 2017;
•	cash generated from operating activities, including interest income from our loan portfolio and income generated from our real estate properties;
•	proceeds from the sales of real estate properties;
•	proceeds from our line of credit;
•	proceeds from future borrowings, including additional lines of credit; and
•	proceeds from potential future offerings of our equity securities.

The following table summarizes our cash flow activity for the periods presented:

	Six Months Ended June 30,
	2017	2016
Net cash used in operating activities	$(1,366,805)	$(1,285,107)
Net cash provided by (used in) investing activities	15,464,134	(17,468,303)
Net cash (used in) provided by financing activities	(9,859,826)	18,245,062

During the six months ended June 30, 2017, our cash and cash equivalents increased approximately $4,238,000 primarily due the sale of the TSV land in April 2017.

Operating Activities

Cash flows from operating activities are primarily rental and other income from real estate properties, net of real estate expenses, and interest received from our investments in loans, partially offset by payment of operating expenses. For the six months ended June 30, 2017, cash flows from operating activities decreased $82,000, compared to the six months ended June 30, 2016. The decrease reflects decreased cash flow from rental properties as a result of the sale of four properties during 2016 and higher management and service fees and general and administrative expenses, net of lower interest expense during 2017 as compared to 2016.

Investing Activities

Net cash provided by investing activities for both periods presented reflect our investing activity. For the six months ended June 30, 2017, cash flows from investing activities increased $32,932,000 as compared to the six months ended June 30, 2016. Approximately $15,464,000 was provided by investing activities during the six month period of 2017 as $52,078,000 was received from the sales of real estate and $14,450,000 from loan payoffs, which was partially offset by $51,154,000 that was used for investments in loans and real estate properties.

Financing Activities

Net cash used in financing activities totaled approximately $9,860,000 for the six months ended June 30, 2017 and consisted primarily of $7,625,000 of net repayments on our line of credit and notes payable and dividends and income taxes paid to or on behalf of stockholders of $2,222,000. Net cash provided by financing activities totaled approximately $18,245,000 for the six months ended June 30, 2016 and consisted primarily of $21,651,000 of net advances on our lines of credit and notes payable, net of $2,953,000 of dividends and income taxes paid to or on behalf of stockholders, $242,000 in distributions to non-controlling interests and $255,000 in deferred financing costs paid.

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

Contractual Obligations and Commitments
There were no material changes outside of the ordinary course of business in the contractual obligations and commitments as reported in our Annual Report on Form 10-K for the year ended December 31, 2016.  All of our debt obligations are described in more detail in Note 7 — "Line of Credit Payable" and Note 8 – "Notes and Loans Payable on Real Estate."  Refer to Note 13 — "Commitments and Contingencies" and below for a description of our other contractual obligations as of June 30, 2017.

Company Debt

The terms of the Company debt summarized below are described in more detail in Note 7 – "Line of Credit Payable" and Note 8 – "Notes and Loans Payable on Real Estate".

CB&T Line of Credit

As of June 30, 2017, the total amount available to borrow under the CB&T Credit Facility was $42,826,000 and there was no balance outstanding (leaving $42,826,000 available). As of August 4, 2017, the total amount available to borrow under the CB&T Credit Facility is $38,979,000 and there was no balance outstanding (leaving $38,979,000 available).  Interest on borrowings under the CB&T Credit Facility are payable monthly and all amounts outstanding under the facility are to be repaid not later than March 1, 2018 and advances may be made up to that date.

Tahoe Stateline Venture, LLC Loan Payable
The full amount available under the TSV Loan has been borrowed, and the balance of the TSV Loan was approximately $13,440,000 as of June 30, 2017 and $13,375,000 as of August 4, 2017. Principal and interest is payable monthly and the balance of the loan is due on the maturity date, which is January 1, 2021.

ZRV Construction Loan
The ZRV Loan will provide up to $31,000,000, subject to the terms and conditions of the loan and the balance of the ZRV Loan was approximately $17,759,000 as of June 30, 2017 and approximately $17,015,000 as of August 4, 2017. Monthly interest only payments are required from an established interest reserve. In addition, commencing on June 30, 2017 and continuing on the last day of each calendar quarter thereafter during the term of the Loan, $6 million of principal is required to be repaid. The balance of the ZRV Loan is due on August 3, 2018.

Commitments and Contingencies

As of June 30, 2017, we have commitments to advance additional funds to borrowers of construction, rehabilitation and other loans (including interest reserves) in the total amount of approximately $33,636,000.
We have entered into various contracts for design, architectural, engineering, foundation work and construction for development of the land owned by ZRV. The aggregate amount of these contracts totaled approximately $34,285,000 of which approximately $34,042,000 had been incurred as of June 30, 2017 in addition to other capitalized costs related to the construction project of $5,395,000 (total of $39,437,000 before sales of units and allocation of common area costs to ZRV II). Management expects that all costs for this project will be paid from the construction loan, advances from the CB&T Credit Facility or cash reserves. It is possible that additional change orders will be submitted and construction costs may be higher than expected.

Contingency Reserves

We are required to maintain cash, cash equivalents and marketable securities as contingency reserves in an aggregate amount of at least 1.50% of Capital (as defined in our charter). Although the Manager believes the contingency reserves are adequate, it could become necessary for us to sell or otherwise liquidate certain of our investments or other assets to cover such contingencies on terms which might not be favorable to us. The contingency reserves held in cash and cash equivalents were approximately $3,777,000 and $3,738,000 as of June 30, 2017 and December 31, 2016, respectively.

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

Our operating results are exposed to the risks related to interest rate fluctuations as the results depend to a significant extent on the differences between income from our loans and our borrowing costs. We generally originate fixed rate loan investments and partially finance those investments with floating rate liabilities.  Our investments in fixed rate assets are generally exposed to changes in value due to interest rate fluctuations; however, the short maturity and low debt to investments of our loan portfolio are intended to partially offset that risk. Our average weighted maturity of fixed rate loans as of June 30, 2017 is approximately 11 months though in the past we have extended the maturity date on certain loans which would increase our exposure to interest rate risk.  In addition, our outstanding variable rate debt to loan investments as of June 30, 2017 is 11%. All of our variable rate investment loans and certain of our borrowings are subject to various interest rate floors. As a result, the impact of a change in interest rates may be different on our interest income than it is on our interest expense.  As a result of the floors on our variable rate investment loans (which are a small part of our loan portfolio), and the short term nature of these loans, the impact of a change in prevailing interest rates on our income is unlikely to be material.

The following table projects the potential impact on our interest expense for a 12-month period assuming an instantaneous increase of 100 basis points in 3 Month LIBOR and one percent in the Prime Rate based on balances outstanding as of June 30, 2017:

	As of June 30, 2017
	Variable Rate Loans tied to 3 Mo. Libor	Variable Rate Loans tied to Prime Rate	Total

Aggregate Principal Balance of Debt	$—	$17,759,017	$17,759,017

Effect of 100 basis point increase in 3 Mo. Libor	$—	$—	$—
Effect of one percent increase in the Prime Rate	—	177,590	177,590
Totals	$—	$177,590	$177,590

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

Item 4. Controls and Procedures

Management of the Company carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the fiscal quarter ended June 30, 2017. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2017, which is the end of the period covered by this quarterly report on Form 10-Q,  the Company's disclosure controls and procedures are effective.

There have been no changes in the Company's internal control over financial reporting in the fiscal quarter ending June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report and the risk factor listed below, you should carefully consider the risk factors discussed in "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2016. If any of the identified risks actually occurs, or is adversely resolved, our consolidated financial statements could be materially adversely impacted in a particular fiscal quarter or year and our business, financial condition and results of operations may suffer materially. As a result, the trading price of our Common Stock and your investment in the Company may suffer.

The risks described in our Annual Report and below are not the only risks we face. Additional risks and uncertainties, including those not currently known to us or that we currently deem to be immaterial also could materially adversely affect our business, financial condition and results of operations.

Actions of activist stockholders against us could be disruptive and costly and the possibility that activist stockholders may wage proxy contests or seek representation on our Board could cause uncertainty about the strategic direction of our business.

Stockholders may from time to time engage in proxy solicitations, advance stockholder proposals or board nominations or otherwise attempt to effect changes, assert influence or acquire some level of control over us. Our Board and management team strive to maintain constructive, ongoing communications with all of the Company's stockholders. And while we welcome stockholder views and opinions with the goal of enhancing value for all stockholders and the depth and breadth of our Board, an activist campaign, such as a proxy contest to replace members of our Board, could have an adverse effect on us because:

 • Responding to such actions by activist stockholders can disrupt our operations, are costly and time-consuming, and divert the attention of our Board and senior management team from the pursuit of business strategies, which could adversely affect our results of operations and financial condition;

 • Perceived uncertainties as to our future direction as a result of changes to the composition of our Board may lead to the perception of a change in the direction of the business, instability or lack of continuity which may be exploited by our competitors, cause concern to our current or potential borrower clients, may result in the loss of potential business opportunities and make it more difficult to attract and retain qualified personnel and business partners;

 • These types of actions could cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business; and

 •If individuals are elected to our Board with a specific agenda, it may adversely affect our ability to effectively implement our business strategy and create additional value for our stockholders.

Item 5. Other Information

At a meeting of the Board of Directors held on August 7, 2017, the Company's Board of Directors and the Manager agreed to adjust the management fee to be paid to the Manager during the Adjustment Period in the manner discussed in "Note 14 – Subsequent Events – Adjustment of the Management Fee", which information is incorporated into this Item by this reference.

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
* 3.3
Articles Supplementary, dated November 12, 2013, relating to the election to be subject to Subtitle 8 of Title 3 of the Maryland General Corporation Law, incorporated by reference to exhibit 3.1 of the current report on Form 8-K filed with the SEC on November 13, 2013

* 4.1	Form of Common Stock Certificate, incorporated herein by reference to exhibit 4.1 to Proxy Statement/Prospectus on Form S-4 which was filed with the SEC on January 25, 2013
*10.1
Seventh Amendment to Amended and Restated Credit Agreement, dated as of June 5, 2017, by and among ZB, N.A. dba California Bank & Trust, as Administrative Agent and a Lender, First Bank as a Lender, Umpqua Bank as a Lender, and Owens Realty Mortgage, Inc. as Borrower, together with the Sixth Amendment to Addendum to Credit Agreement, dated as of June 5, 2017, by and among ZB, N.A. dba California Bank & Trust, as Administrative Agent and a Lender, First Bank as a Lender, Umpqua Bank as a Lender, and Owens Realty Mortgage, Inc. as Borrower and with the related Master Revolving Notes, incorporated by reference to exhibits 10.1 through 10.5, respectively, to the current report on Form 8-K filed with the SEC on June 9, 2017

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

OWENS REALTY MORTGAGE, INC.

Dated: August 8, 2017	By:	/s/ Bryan H. Draper
Bryan H. Draper, Chief Executive Officer and President
(Principal Executive Officer)
Dated: August 8, 2017	By:	/s/ Melina A. Platt
Melina A. Platt, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)