Form 10-Q
period 2017-09-30
Owens Realty Mortgage, Inc.
filed 2017-11-08
CIK 1556364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

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

Class Outstanding as of November 3, 2017
Common Stock, $.01 par value                                                   10,041,938 shares

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
PART II – OTHER INFORMATION

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

OWENS REALTY MORTGAGE, INC.
Consolidated Balance Sheets
 (UNAUDITED)
	September 30, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$24,368,069	$434,243
Restricted cash	3,500,000	6,500,000
Loans, net of allowance for loan losses of $2,138,356 in 2017 and $2,706,822 in 2016	134,916,587	126,975,489
Interest and other receivables	2,264,324	2,164,335
Other assets, net of accumulated depreciation and amortization of $296,015 in 2017 and $251,729 in 2016	827,459	803,676
Deferred financing costs, net of accumulated amortization of $225,041 in 2017 and $107,744 in 2016	67,059	171,855
Deferred tax assets, net	5,159,150	7,248,977
Investment in limited liability company	2,187,803	2,140,482
Real estate held for sale	56,808,874	75,843,635
Real estate held for investment, net of accumulated depreciation of $3,135,917 in 2017 and $3,151,427 in 2016	25,559,767	37,279,763
Total assets	$255,659,092	$259,562,455
LIABILITIES AND EQUITY
LIABILITIES:
Dividends payable	$1,012,782	$1,402,496
Due to Manager	334,648	360,627
Accounts payable and accrued liabilities	1,737,443	3,699,859
Deferred gain on sale of real estate	209,662	209,662
Lines of credit payable	—	4,976,000
Notes and loans payable on real estate	29,780,790	33,385,934
Total liabilities	33,075,325	44,034,578
Commitments and Contingencies (Note 14)
EQUITY:
Stockholders' equity:
Preferred stock, $.01 par value per share, 5,000,000 shares authorized, no shares issued and outstanding at September 30, 2017 and December 31,2016	—	—
Common stock, $.01 par value per share, 50,000,000 shares authorized, 11,198,119 shares issued, 10,063,913 and 10,247,477 shares outstanding at September 30, 2017 and December 31, 2016	111,981	111,981
Additional paid-in capital	182,437,522	182,437,522
Treasury stock, at cost – 1,134,206 and 950,642 shares at September 30, 2017 and December 31, 2016	(16,049,176)	(12,852,058)
Retained earnings	56,083,440	45,830,432
Total stockholders' equity	222,583,767	215,527,877
Total liabilities and equity	$255,659,092	$259,562,455
The accompanying notes are an integral part of these consolidated financial statements.

OWENS REALTY MORTGAGE, INC.
Consolidated Statements of Income
 (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Interest income on loans	$2,963,394	$2,256,816	$8,151,798	$6,495,836
Rental and other income from real estate properties	1,265,961	2,191,357	3,392,168	6,782,758
Other income	48,138	45,804	138,222	133,114
Total revenues	4,277,493	4,493,977	11,682,188	13,411,708
Expenses:
Management fees to Manager	827,281	808,247	2,781,474	2,398,911
Servicing fees to Manager	93,179	73,477	270,834	218,083
General and administrative expense	510,574	338,696	1,540,260	1,242,040
Rental and other expenses on real estate properties	1,251,217	2,045,722	3,890,536	5,885,029
Depreciation and amortization	302,925	305,105	916,668	958,025
Interest expense	471,942	960,861	1,120,917	2,649,616
(Recovery of) provision for loan losses	(396,980)	(38,966)	(221,700)	347,029
Impairment losses on real estate properties	367,831	1,094,071	649,457	3,204,221
Total expenses	3,427,969	5,587,213	10,948,446	16,902,954
Operating income (loss)	849,524	(1,093,236)	733,742	(3,491,246)
Gain on sales of real estate, net	582,496	20,195,367	14,460,030	25,034,182
Net income before income taxes	1,432,020	19,102,131	15,193,772	21,542,936
Income tax (expense) benefit	(1,275,700)	260,848	(2,089,827)	7,629,683
Net income	156,320	19,362,979	13,103,945	29,172,619
Less: Net income attributable to non-controlling interests	—	(3,630,318)	—	(3,586,963)
Net income attributable to common stockholders	$156,320	$15,732,661	$13,103,945	$25,585,656

Per common share data:
Basic and diluted earnings per common share	$0.02	$1.54	$1.28	$2.50
Basic and diluted weighted average number of common shares outstanding	10,173,448	10,247,477	10,222,529	10,247,477
Dividends declared per share of common stock	$0.10	$0.08	$0.28	$0.24

The accompanying notes are an integral part of these consolidated financial statements.

OWENS REALTY MORTGAGE, INC.
Consolidated Statements of Stockholders' Equity
Nine Months Ended September 30, 2017 and 2016
(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Treasury Stock			Total Stockholders' Equity	Non- controlling Interests
						Retained Earnings			Total Equity
	Shares	Amount		Shares	Amount

Balances, December 31, 2015	11,198,119	$111,981	$182,437,522	(950,642)	$(12,852,058)	$25,282,553	$194,979,998	$4,528,849	$199,508,847

Net income	—	—	—	—	—	25,585,656	25,585,656	3,586,963	29,172,619
Dividends declared	—	—	—	—	—	(2,459,394)	(2,459,394)	—	(2,459,394)
Contribution from non-controlling interest	—	—	—	—	—	—	—	44,207	44,207
Distributions to non-controlling interests	—	—	—	—	—	—	—	(8,127,335)	(8,127,335)
Balances, September 30, 2016	11,198,119	$111,981	$182,437,522	(950,642)	$(12,852,058)	$48,408,815	$218,106,260	$32,684	$218,138,944

Balances, December 31, 2016	11,198,119	$111,981	$182,437,522	(950,642)	(12,852,058)	$45,830,432	$215,527,877	$—	$215,527,877

Net income	—	—	—	—	—	13,103,945	13,103,945	—	13,103,945
Dividends declared	—	—	—	—	—	(2,850,937)	(2,850,937)	—	(2,850,937)
Purchase of treasury stock	—	—	—	(183,564)	(3,197,118)	—	(3,197,118)	—	(3,197,118)
Balances, September 30, 2017	11,198,119	$111,981	$182,437,522	(1,134,206)	$(16,049,176)	$56,083,440	$222,583,767	$—	$222,583,767

The accompanying notes are an integral part of these consolidated financial statements.

OWENS REALTY MORTGAGE, INC.
Consolidated Statements of Cash Flows
 (UNAUDITED)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,103,945	$29,172,619
Adjustments to reconcile net income to net cash used in operating activities:
Gain on sales of real estate, net	(14,460,030)	(25,034,182)
Deferred income tax expense (benefit)	2,089,827	(7,629,683)
Income from investment in limited liability company	(137,321)	(133,114)
(Recovery of) provision for loan losses	(221,700)	347,029
Impairment losses on real estate properties	649,457	3,204,221
Depreciation and amortization of real estate and related assets	916,668	958,025
Amortization of deferred financing costs to interest expense	218,131	413,612
Changes in operating assets and liabilities:
Interest and other receivables	(72,989)	(422,026)
Other assets	(51,899)	(476,830)
Accounts payable and accrued liabilities	(2,168,626)	(1,891,375)
Due to Manager	(25,979)	(87,192)
Net cash used in operating activities	(160,516)	(1,578,896)

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal collected on loans	47,258,022	41,563,690
Investments in loans	(55,004,420)	(49,373,485)
Investment in real estate properties	(10,390,293)	(17,388,416)
Net proceeds from disposition of real estate properties and other assets	54,365,711	85,734,829
Purchases of furniture, fixtures and equipment	(16,170)	(29,887)
Transfer from restricted cash, net	3,000,000	725,371
Distribution received from investment in limited liability company	90,000	87,000
Net cash provided by investing activities	39,302,850	61,319,102

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances on notes payable	10,091,209	16,117,737
Repayments on notes payable	(13,873,448)	(33,384,892)
Advances on lines of credit	16,300,000	62,972,415
Repayments on lines of credit	(21,276,000)	(83,887,915)
Payment of deferred financing costs	(12,500)	(254,582)
Distributions to non-controlling interests	—	(8,127,335)
Contributions from non-controlling interest	—	44,207
Purchase of treasury stock	(3,197,118)	—
Dividends paid	(3,240,651)	(3,773,051)
Net cash used in financing activities	(15,208,508)	(50,293,416)

Net increase in cash and cash equivalents	23,933,826	9,446,790

Cash and cash equivalents at beginning of period	434,243	1,255,842

Cash and cash equivalents at end of period	$24,368,069	$10,702,632

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest (excluding amounts capitalized)	$927,708	$2,297,766
Cash paid during the period for interest that was capitalized	472,357	317,153
Supplemental Disclosures of Non-Cash Activity
Increase in real estate from loan foreclosures	$—	$700,800

Decrease in loans, net of allowance for loan losses, from loan foreclosures	—	(631,232)
Decrease in interest and other receivables from loan foreclosures	—	(69,568)
Capital expenditures financed through accounts payable	(206,210)	(3,450,656)
Deferred financing costs paid from construction loan	—	399,558
Amortization of deferred financing costs capitalized to construction project	(76,260)	(69,526)
Dividends declared but not paid	(1,012,782)	(819,798)

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of the management of the Company, the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein. Certain information and footnote disclosures presented in the annual consolidated financial statements are not included in these interim financial statements.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Form 10-K of ORM for the year ended December 31, 2016 filed with the Securities and Exchange Commission ("SEC") on March 15, 2017. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the operating results to be expected for the full year ending December 31, 2017. The Company evaluates subsequent events up to the date it files its Form 10-Q with the SEC.

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

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments", or ASU 2016-13. The amendments in ASU 2016-13 eliminate the probable and incurred credit loss recognition threshold in current GAAP and, instead, reflect an entity's current estimate of all expected credit losses. The amendments in ASU 2016-13 broaden the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The use of forecasted information incorporates more timely information in the estimate of expected credit loss. This standard is effective for interim and annual reporting beginning after December 15, 2019, with early adoption permitted for interim and annual reporting beginning after December 15, 2018. While the Company is currently evaluating the impact that ASU 2016-13 will have on its consolidated financial statements, the adoption is not expected to result in a material increase in the amount of allowance for loan losses based on the short maturity of loans in the Company's portfolio. However, if the Company makes longer term loans, the impact may be greater.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," or ASU 2014-09. ASU 2014-09 broadly amends the accounting guidance for revenue recognition. ASU 2014-09's effective date was deferred one year by ASU 2015-14, and it is now effective for the first interim or annual period beginning after December 15, 2017, and is to be applied retrospectively to all periods presented or retrospectively with the cumulative effect recognized at the date of the initial application. Early adoption is not permitted. The Company expects that the majority of its revenue will not be impacted by the adoption of this accounting standard since the standard will not change its accounting policy for the recognition of interest income. The Company does not anticipate its revenue from real estate properties and related disclosures will be significantly impacted by this standard, as rental income from leasing arrangements is specifically excluded from ASU 2014-09, and will be evaluated with the adoption of the lease accounting standard, ASU 2016-02, discussed below. The Company anticipates the primary effects of the new standard will be associated with the Company's non-lease revenue streams, which represent less than 4% of consolidated total revenues. In addition, under ASU 2014-09, gain or loss on the sale of real estate when such sale is financed by the Company will be impacted for future transactions entered into and management expects that the Company will need to reevaluate two past real estate sales transactions and retroactively apply the provisions of ASU 2014-09 as of January 1, 2018, which is not likely to result in a material change to the Company's financial statements.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)" or ASU 2016-02, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors).  ASU 2016-02 amends existing guidance related to leases, primarily by requiring the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under the current accounting guidance. This standard is effective for interim and annual reporting beginning after December 15, 2018, with early adoption permitted.  The Company does not currently have any lease obligations. The Company expects that its operating leases where it is the lessor will be accounted for on its balance sheet similar to its current accounting with the underlying leased asset recognized as real estate. The Company expects that executory costs and certain other non-lease components will need to be accounted for separately from the lease component of the lease with the lease component continuing to be recognized on a straight-line basis over the lease term and the executory costs and certain other non-lease components being accounted for under the new revenue recognition guidance in ASU 2014-09.

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

Significant Accounting Policies
 The significant accounting policies used in the preparation of these interim consolidated financial statements are disclosed in the Company's consolidated financial statements for the year ended December 31, 2016 included in its 2016 annual report on Form 10-K.  There have been no significant changes to those significant accounting policies during the nine months ended September 30, 2017.

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

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

The following tables show the changes in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2017 and 2016 and the allocation of the allowance for loan losses and loans as of September 30, 2017 and December 31, 2016 by portfolio segment and by impairment methodology:

2017	Commercial	Residential	Land	Total

Allowance for loan losses:
	Three Months Ended September 30, 2017
Beginning balance	$1,149,989	$1,017,016	$454,450	$2,621,455
Charge-offs	—	(86,119)	—	(86,119)
Reversal of provision	(147,516)	(40,040)	(209,424)	(396,980)
Ending Balance	$1,002,473	$890,857	$245,026	$2,138,356

	Nine Months Ended September 30, 2017
Beginning balance	$864,971	$1,331,318	$510,533	$2,706,822
Charge-offs	—	(373,766)	—	(373,766)
Recoveries	27,000	—	—	27,000
Provision (Reversal)	110,502	(66,695)	(265,507)	(221,700)
Ending balance	$1,002,473	$890,857	$245,026	$2,138,356

	September 30, 2017
Ending balance: individually evaluated for impairment	$—	$358,946	$—	$358,946

Ending balance: collectively evaluated for impairment	$1,002,473	$531,911	$245,026	$1,779,410

Ending balance	$1,002,473	$890,857	$245,026	$2,138,356

Loans:
Ending balance: individually evaluated for impairment	$—	$2,244,163	$—	$2,244,163

Ending balance: collectively evaluated for impairment	$118,727,116	$11,988,664	$4,095,000	$134,810,780

Ending balance	$118,727,116	$14,232,827	$4,095,000	$137,054,943

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

2016	Commercial	Residential	Land	Total

Allowance for loan losses:
	Three Months Ended September 30, 2016
Beginning balance	$764,900	$604,329	$411,692	$1,780,921
Charge-offs	—	—	—	—
Provision	(50,112)	11,146	—	(38,966)
Ending Balance	$714,788	$615,475	$411,692	$1,741,955

	Nine Months Ended September 30, 2016
Beginning balance	$1,140,530	$455,587	$246,329	$1,842,446
Charge-offs	(447,520)	—	—	(447,520)
Provision	21,778	159,888	165,363	347,029
Ending balance	$714,788	$615,475	$411,692	$1,741,955

	As of December 31, 2016
Ending balance: individually evaluated for impairment	$—	$732,712	$—	$732,712

Ending balance: collectively evaluated for impairment	$864,971	$598,606	$510,533	$1,974,110

Ending balance	$864,971	$1,331,318	$510,533	$2,706,822

Loans:
Ending balance: individually evaluated for impairment	$—	$4,883,866	$—	$4,883,866

Ending balance: collectively evaluated for impairment	$102,442,111	$14,117,811	$8,238,523	$124,798,445

Ending balance	$102,442,111	$19,001,677	$8,238,523	$129,682,311

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

The following tables show an aging analysis of the loan portfolio by the time monthly payments are past due as of September 30, 2017 and December 31, 2016. All of the loans that were 90 or more days past due in payments as listed below were on non-accrual status of September 30, 2017 and December 31, 2016.

September 30, 2017	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans

Commercial	$1,145,000	$—	$—	$1,145,000	$117,582,116	$118,727,116
Residential	—	—	2,244,163	2,244,163	11,988,664	14,232,827
Land	—	—	—	—	4,095,000	4,095,000
	$1,145,000	$—	$2,244,163	$3,389,163	$133,665,780	$137,054,943

The above table as of September 30, 2017 includes eight past maturity loans in the Current Loan category of approximately $7,644,000 ($1,585,000 Commercial all of which was 60-89 days past maturity and $6,059,000 Residential of which $4,119,000 was less than 30 days past maturity and $1,940,000 was greater than 90 days past maturity). These loans were current in making monthly interest payments and in the process of being extended, paid off or refinanced. In addition, of the delinquent loans above, $1,145,000 of Commercial loans and $2,026,432 of Residential loans were past maturity.

December 31, 2016	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans

Commercial	$—	$—	$—	$—	$102,442,111	$102,442,111
Residential	1,983,247	—	4,883,866	6,867,113	12,134,564	19,001,677
Land	1,080,000	—	—	1,080,000	7,158,523	8,238,523
	$3,063,247	$—	$4,883,866	$7,947,113	$121,735,198	$129,682,311

The above table as of December 31, 2016 includes seven past maturity loans in the Current Loan category of approximately $8,686,000 ($3,675,000 Commercial of which $2,500,000 was less than 30 days and $1,175,000 was 30-59 days past maturity and $5,011,000 Residential all of which was greater than 90 days past maturity). These loans were current in making monthly interest payments and in the process of being extended, paid off or refinanced. In addition, of the delinquent loans above, $6,639,000 of Residential loans were past maturity.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

The following tables show information related to impaired loans as of and for the three and nine months ended September 30, 2017:

	As of September 30, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial	$—	$—	$—
Residential	217,731	217,731	—
Land	—	—	—
	$217,731	$217,731	$—

With an allowance recorded:
Commercial	$—	$—	$—
Residential	2,513,249	2,026,432	358,946
Land	—	—	—
	$2,513,249	$2,026,432	$358,946

Totals:
Commercial	$—	$—	$—
Residential	2,730,980	2,244,163	358,946
Land	—	—	—
	$2,730,980	$2,244,163	$358,946

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$—	$—	$—	$—
Residential	218,940	4,841	222,503	14,734
Land	—	—	—	—
	$218,940	$4,841	$222,503	$14,734

With an allowance recorded:
Commercial	$—	$—	$—	$—
Residential	2,702,068	—	3,631,609	—
Land	—	—	—	—
	$2,702,068	$—	$3,631,609	$—

Totals:
Commercial	$—	$—	$—	$—
Residential	2,921,008	4,841	3,854,112	14,734
Land	—	—	—	—
	$2,921,008	$4,841	$3,854,112	$14,734

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

The following tables show information related to impaired loans as of December 31, 2016 and for the three and nine months ended September 30, 2016:

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

The recorded investment balances presented in the above tables include amounts advanced in addition to principal on impaired loans (such as property taxes, insurance and legal charges) that are reimbursable by borrowers and are included in interest and other receivables in the accompanying consolidated balance sheets. Interest income recognized on a cash basis for impaired loans approximates the interest income recognized as reflected in the tables above. The average recorded investment and interest income recognized on impaired loans with no related allowance recorded presented in the above tables are disclosed as such, even if these impaired loans may have had an allowance recorded at some point during the period. In addition, the calculations of average recorded investment and interest income recognized in the above tables include loans that had been outstanding for some period of time during the period, but for which there was no recorded investment at the end of the year.

Troubled Debt Restructurings

The Company has allocated approximately $359,000 and $733,000 of specific reserves on loans totaling approximately $2,731,000 and $5,374,000 (recorded investments before allowance for loan losses) to borrowers whose loan terms had been modified in troubled debt restructurings as of September 30, 2017 and December 31, 2016, respectively.  The Company has not committed to lend additional amounts to any of these borrowers.

No loans were modified as troubled debt restructurings during the three and nine months ended September 30, 2017 and 2016, nor were there loans modified as troubled debt restructurings within the previous twelve months for which there was a payment default during the three and nine months ended September 30, 2017 and 2016.

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

The Company received distributions from 1850 of $0 and $90,000 during the three and nine months ended September 30, 2017, respectively, and $0 and $87,000 during the three and nine months ended September 30, 2016, respectively. The net income to the Company from its investment in 1850 De La Cruz was approximately $47,000 and $46,000 during the three months ended September 30, 2017 and 2016, respectively, and $137,000 and $133,000 during the nine months ended September 30, 2017 and 2016, respectively, and is included in Other Income in the accompanying consolidated statements of income.

NOTE 5 - REAL ESTATE HELD FOR SALE

Real estate properties held for sale as of September 30, 2017 and December 31, 2016 consist of properties acquired through foreclosure classified by property type as follows:

	September 30, 2017	December 31, 2016
Residential	$24,364,833	$—
Land (including land under development)	13,775,522	73,140,659
Retail	7,632,893	—
Golf course	1,999,449	1,970,437
Marina	3,336,400	—
Assisted care	5,699,777	—
Office	—	732,539
	$56,808,874	$75,843,635
Note: The ZRV mixed-use residential/retail project was completed during 2017. Thus, the related book value included in Land as of December 31, 2016 was transferred to the Residential and Retail categories as of September 30, 2017 in the table above.

Transfers

During the three and nine months ended September 30, 2017, the Company transferred three properties (one land, one marina and one assisted care) and six properties (three land, two marina and one assisted care) with book values totaling approximately $9,240,000 and $11,085,000, respectively, from "Held for Investment" to "Held for Sale" as the properties were listed for sale and sales are expected within a one year period. An impairment loss of $154,000 was recorded on one marina property as a result of the transfer during the three months ended September 30, 2017.

There were no transfers of property between "Held for Investment" and "Held for Sale" during the three months ended September 30, 2016, other than the transfer of $6,066,000 of land basis discussed further in the "Sales" section below. During the nine months ended September 30, 2016, the Company transferred four properties with book values totaling approximately $10,052,000 (one land, one office unit, one golf course and one condominium) from "Held for Investment" to "Held for Sale" as the properties were listed for sale and sales were expected within a one year period. No impairment losses were recorded as a result of the transfers.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

Impairment Losses

During the three and nine months ended September 30, 2017, the Company recorded an impairment loss of approximately $154,000 on the marina property located in Isleton, California due to a reduction in the net fair market value estimated by management at the time the property was listed for sale and transferred from Held for Investment.

During the three and nine months ended September 30, 2017, the Company recorded impairment losses of approximately $214,000 and $495,000, respectively, on the marina property located in Bethel Island, California due to an agreement signed by the Company to sell the property at a price that was lower than the book value of the property during the second quarter and a reduction in the agreed-upon sales price during the third quarter.

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

Sales

During the three and nine months ended September 30, 2017, the Company sold one and seven condominium units located in South Lake Tahoe, California (and held within ZRV) for aggregate net sales proceeds of approximately $1,701,000 and $10,579,000, respectively, resulting in total net gain of approximately $330,000 and $997,000, respectively.

During the three and nine months ended September 30, 2017, the Company sold one unit in the office condominium complex located in Roseville, California and 1,000 square feet of commercial floor coverage area for aggregate net sales proceeds of approximately $586,000 and gain totaling approximately $252,000.

During the nine months ended September 30, 2017, the Company also sold three real estate properties (two land and one office) for aggregate net sales proceeds of approximately $43,201,000, resulting in net gain totaling approximately $13,211,000.

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

Foreclosure Activity

There were no foreclosures during the three and nine months ended September 30, 2017.

During the nine months ended September 30, 2016, the Company foreclosed on one loan secured by an office property located in Oakdale, California with a principal balance of approximately $1,079,000 and obtained the property via the trustee's sale. In addition, accrued interest and advances made on the loan (for items such as legal fees and delinquent property taxes) in the total amount of approximately $70,000 were capitalized to the basis of the property. It was determined that the fair value of the property was lower than the Company's investment in the loan and a specific loan allowance was previously established of approximately $495,000. This amount was then recorded as a charge-off against the allowance for loan losses at the time of foreclosure, after a reduction of the previously established allowance in the amount of approximately $48,000 as a result of an updated appraisal obtained (net charge-off of $448,000). The property, along with a unit in the building purchased by the Company in 2015, was contributed into a new taxable REIT subsidiary, East G, LLC, in June 2016. The property was sold during 2017 and the LLC was dissolved.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE 6 - REAL ESTATE HELD FOR INVESTMENT

Real estate held for investment as of September 30, 2017 and December 31, 2016 consisted of properties acquired through foreclosure classified by property type as follows:

	September 30, 2017	December 31, 2016
Retail	$16,783,873	$16,829,995
Land	2,844,504	4,234,806
Residential	2,369,105	2,405,439
Assisted care	—	5,820,709
Office	3,562,285	3,962,869
Marina	—	4,025,945
	$25,559,767	$37,279,763

The balances of land and the major classes of depreciable property for real estate held for investment as of September 30, 2017 and December 31, 2016 are as follows:
	September 30, 2017	December 31, 2016
Land and land improvements	$5,977,198	$11,520,339
Buildings and improvements	22,718,486	28,910,851
Less: Accumulated depreciation	(3,135,917)	(3,151,427)
	$25,559,767	$37,279,763

It is the Company's intent to sell its real estate properties held for investment, but expected sales of these properties are not probable to occur within the next year.
Depreciation expense was approximately $288,000 and $286,000 for the three months ended September 30, 2017 and 2016, respectively, and $872,000 and $904,000 for the nine months ended September 30, 2017 and 2016, respectively.
Certain of the Company's real estate properties held for sale and investment are leased to tenants under noncancellable leases with remaining terms ranging from one to eight years. Certain of the leases require the tenant to pay all or some operating expenses of the properties. The future minimum rental income from noncancellable operating leases due within the five years subsequent to September 30, 2017 and thereafter is as follows:
Twelve months ending September 30:
2018	$2,208,825
2019	1,807,328
2020	839,429
2021	730,588
2022	600,176
Thereafter (through 2024)	1,119,267
Total	$7,305,613

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE 7 – LINE OF CREDIT PAYABLE

The Company borrows funds under the revolving California Bank & Trust ("CB&T") line of credit and, until its termination in September 2016, a line of credit that was in place with Opus Bank ("Opus"). As of September 30, 2017 and December 31, 2016, the outstanding balances and total commitments under the CB&T Line of Credit consisted of the following:
	September 30, 2017		December 31, 2016
	Outstanding Balance	Total Current Commitment	Outstanding Balance	Total Current Commitment

CB&T Line of Credit	$—	$38,936,606	$4,976,000	$22,625,000

CB&T Line of Credit

In February 2014, the Company entered into a Credit Agreement and Advance Formula Agreement and related agreements with CB&T as the lender (the "CB&T Credit Facility").The agreements were amended and restated in April 2015, March 2016 and June 2017 to add First Bank and Umpqua Bank as additional lenders and to increase the maximum borrowings available (total commitment) under the facility to the lesser of a $75,000,000 maximum or the amount determined pursuant to a borrowing base calculation described in the Advance Formula Agreement (the "Total Current Commitment").  Borrowings under the CB&T Credit Facility mature on March 1, 2018. The Company is required to keep $3,500,000 in a non-interest bearing account with CB&T that is reported as restricted cash in the accompanying consolidated balance sheets.

Such borrowings bear interest payable monthly at the prime rate of interest established by CB&T from time-to-time plus one quarter percent (.25%) per annum (4.5% at September 30, 2017). Upon a default such interest rate increases by 2.00%. The original CB&T Credit Facility required the payment of an origination fee of $100,000 and other issuance costs totaling $177,000 that were capitalized to deferred financing costs and were being amortized to interest expense using the straight-line method through the maturity date of the CB&T Credit Facility (fully amortized as of September 30, 2016). The First Amendment required the payment of an origination fee and other costs totaling $255,000 that were capitalized to deferred financing costs and are being amortized to interest expense using the straight-line method through the new maturity date. The Company is also subject to certain ongoing administrative fees and expenses. Interest expense on the CB&T Credit Facility was approximately $40,000 and $307,000 during the three months ended September 30, 2017 and 2016, respectively (including $40,000 and $32,000, respectively, in amortization of deferred financing costs) and $271,000 and $799,000 during the nine months ended September 30, 2017 and 2016, respectively (including $117,000 and $98,000, respectively, in amortization of deferred financing costs).

Borrowings are secured by certain assets of the Company. These collateral assets will include the grant to the lenders of first-priority deeds of trust on certain real property assets and trust deeds of the Company to be identified by the parties from time-to-time and all personal property of the Company, which collateral includes the assets described in the Security Agreement and in other customary collateral agreements that will be entered into by the parties from time-to-time. As of September 30, 2017, the carrying amount and classification of loans securing the CB&T Credit Facility were as follows:
Loans:	September 30, 2017
Commercial	$56,160,649
Residential	2,945,107
Total	$59,105,756

The CB&T Credit Facility agreements contain financial covenants which are customary for a loan of this type. Management is not aware of any breach of these covenants as of September 30, 2017.

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

The Opus Credit Facility required the payment of an origination fee of $100,000 and other issuance costs totaling $231,000 that were capitalized as deferred financing costs and were being amortized to interest expense using the straight-line method through the maturity date. The Company was also subject to certain ongoing administrative fees and expenses. Interest expense on the Opus Credit Facility was approximately $130,000 during the three months ended September 30, 2016 (including $64,000 in amortization of deferred financing costs) and $364,000 during the nine months ended September 30, 2016 (including $103,000 in amortization of deferred financing costs). The amount of unamortized deferred financing costs expensed immediately on termination of the Opus Credit Facility was approximately $45,000 for the three and nine months ended September 30, 2016.

NOTE 8 - NOTES AND LOANS PAYABLE ON REAL ESTATE

The Company had the following notes and loans payable outstanding as of September 30, 2017 and December 31, 2016:

	September 30, 2017	Interest Rate	December 31, 2016	Interest Rate	Payment Terms/Frequency	Maturity Date
Tahoe Stateline Venture, LLC Loan Payable	$13,341,886	3.47%	$13,634,889	3.47%	Amortizing Monthly	January 2021
Zalanta Construction Loan Payable	16,724,325	5.75%	20,213,560	5.25%	Interest Monthly Principal Quarterly	August 2018
Principal amount	$30,066,211		$33,848,449
Less unamortized deferred financing costs	(285,421)		(462,515)
Notes and loans payable, net	$29,780,790		$33,385,934

The following table shows maturities by year on these notes and loans payable as of September 30, 2017:
Twelve months ending September 30:
2018	$17,127,030
2019	416,904
2020	431,603
2021	12,090,674
2022	—
Thereafter	—
Total	$30,066,211

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

The Credit Agreement required the payment of a closing fee of $108,750 and certain administrative fees totaling approximately $218,000. The majority of these costs were paid out of proceeds from the loan and capitalized to deferred financing costs and are being amortized to interest expense using the effective interest method through the Maturity Date. During the three months ended September 30, 2017 and 2016, approximately $125,000 and $128,000, respectively, of interest expense was incurred (including approximately $9,000 and $9,000, respectively, of deferred financing costs amortized to interest expense). During the nine months ended September 30, 2017 and 2016, approximately $378,000 and $388,000, respectively, of interest expense was incurred (including approximately $27,000 and $27,000, respectively, of deferred financing costs amortized to interest expense).

The TSV Loan documents contain financial covenants which are customary for loans of this type. Management is not aware of any breach of these covenants as of September 30, 2017.

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

Borrowings under the ZRV Loan documents are only for payment or reimbursement of approved Project costs and such borrowings are subject to customary conditions for loans of this type.  The borrowings under the ZRV Loan may not exceed the lesser of (i) 60% of the value of the Project, determined on an "as is" basis; or (ii) 65% of the Borrowers' total costs of the Project, to be calculated in accordance with the Loan Agreement. All outstanding borrowings under the ZRV Loan will bear interest at the Wall Street Journal Prime Rate plus 1.50% (calculated on a floating daily basis) (the "Note Rate"), but in no event will the Note Rate be lower than the floor rate of five percent (5.0%) per annum. The Note Rate as of September 30, 2017 was 5.75%.  Upon a default under the Loan Agreement, the Note Rate increases by an additional five percent (5.0%) per annum.

Interest payments are payable monthly from an established interest reserve. In addition, commencing on August 18, 2017 and continuing on the last day of each quarter thereafter during the term of the ZRV Loan, Borrowers are required to make a quarterly repayment of $6 million of principal (the "Curtailment Requirement"). Any repayments in excess of $6 million during one quarter can be applied to the Curtailment Requirement in the succeeding quarter(s). The balance of the ZRV Loan is due on August 3, 2018.

Borrowings are secured by: (i) a first mortgage lien on the Premises and certain additional property (the "Additional Premises") held by ZRV II and all improvements, amenities and appurtenances to the Premises and the Additional Premises, (ii) an assignment of all personal property, sales contracts, rents, leases, and ground leases associated with the Premises, and (iii) all design, development, service, management, leasing and construction contracts associated with the Premises.  In addition, ZRV established a deposit account with Lender of $3,000,000 to be held as additional collateral for the ZRV Loan that was reported as restricted cash in the accompanying consolidated balance sheets. This deposit was released in September 2017 and the $3,000,000 applied as a repayment of the loan payable.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

The ZRV Loan documents contain provisions that allow for the sale of individual condominiums in the Project during the term of the ZRV Loan and the removal of those units from the collateral base, in exchange for payment of proceeds of the sales to Lender.  Any such payment of sales proceeds to Lender will be applied to reduce the principal balance of the ZRV Loan and will reduce the quarterly Curtailment Requirement. Principal payments totaling approximately $4,802,000 and $13,580,000 were made during the three and nine months ended September 30, 2017, respectively, from the sale of one and seven condominium units, respectively, and from the released deposit account.

The Loan Agreement required the payment of an origination fee of $310,000 and other issuance costs totaling approximately $400,000. The majority of these costs were paid out of the loan proceeds and capitalized to deferred financing costs and are being amortized to the Project using the straight-line method through the maturity date. During the nine months ended September 30, 2017, approximately $76,000 of deferred financing costs was amortized to the Project. During the nine months ended September 30, 2017, approximately $472,000 of interest was incurred which was capitalized to the Project. During the three and nine months ended September 30, 2017, approximately $307,000 and $472,000, respectively, of interest was expensed (including approximately $50,000 and $74,000 of deferred financing costs amortized to interest expense). During the three and nine months ended September 30, 2016, approximately $33,000 of deferred financing costs was amortized to the Project. During the three and nine months ended September 30, 2016, approximately $72,000 of interest was incurred which was capitalized to the Project.

The ZRV Loan documents contain financial covenants which are customary for loans of this type. Management is not aware of any breach of these covenants as of September 30, 2017.

NOTE 9 - TRANSACTIONS WITH AFFILIATES

In consideration of the management services rendered to the Company pursuant to the management agreement between the Company and OFG (the "Management Agreement"), OFG is entitled to receive from the Company a management fee payable monthly, subject to a maximum of 2.75% per annum of the average unpaid balance of the Company's loans (the "Existing Management Fee").

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

OFG, at its sole discretion may, on a monthly basis, adjust the Existing Management Fee and servicing fees as long as they do not exceed the allowable limits calculated on an annual basis. Even though the fees for a month may exceed 1/12 of the maximum limits, at the end of the calendar year the sum of the fees collected for each of the 12 months must be equal to or less than the stated limits. Management fees amounted to approximately $827,000 and $808,000 for the three months ended September 30, 2017 and 2016, respectively, and $2,781,000 and $2,399,000 for the nine months ended September 30, 2017 and 2016, respectively, and are included in the accompanying consolidated statements of income. Servicing fees amounted to approximately $93,000 and $73,000 for the three months ended September 30, 2017 and 2016, respectively, and $271,000 and $218,000 for the nine months ended September 30, 2017 and 2016, respectively, and are included in the accompanying consolidated statements of income. As of September 30, 2017 and December 31, 2016, the Company owed management and servicing fees to OFG in the amount of approximately $300,000 and $324,000, respectively.
During the six months ended June 30, 2017 and the year ended December 31, 2016, OFG elected to take the maximum compensation that it is able to take pursuant to the Company's charter.  However, in August 2017, the Board and the Manager agreed to adjust the management fee payable for the interim period commencing July 1, 2017 and ending on the final day of the month in which the Company's next stockholders' meeting is held (the "Adjustment Period") as follows:

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

  During each month in the Adjustment Period, the Existing Management Fee to be paid monthly is to be reduced (but not increased) to the amount of the "Interim Management Fee" calculated as follows:

1.
The "Interim Management Fee" is equal to (i) one-twelfth (1/12) multiplied by (ii) 1.50% of the "Opening Stockholders' Equity Balance" (defined below), with such Opening Stockholders' Equity Balance to be adjusted by the Manager in the following manner:

        (A) at the end of a calendar month to reflect any changes that result from any of the events specified in clause (A) in the definition of "Stockholders' Equity" (defined below) during such calendar month from the Opening Stockholders' Equity Balance; and

(B) at the end of a calendar quarter to reflect any changes that result from the components specified in clauses (B), (C) or (D) in the definition of "Stockholders' Equity" (defined below) for such calendar quarter from the Opening Stockholders' Equity Balance.

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

3.
As used in the calculation of the Interim Management Fee, "Opening Stockholders' Equity Balance" means Stockholders' Equity at the end of the most recently completed calendar quarter. "Independent Directors" means the members of the Company's Board of Directors who are not officers, employees or directors of the Manager or any person directly or indirectly controlling or controlled by the Manager, and who are otherwise "independent" in accordance with the applicable rules of the NYSE American.

4.
The Manager shall compute each installment of the Interim Management Fee reasonably promptly at the end of each calendar month during the Adjustment Period.  A copy of the computations, including a comparison of the Interim Management Fee to the Existing Management Fee, made by the Manager to calculate such installment shall thereafter promptly be delivered to the Board of Directors.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

5.
There will be no change to the loan servicing fees or expense reimbursements payable by the Company to the Manager, and the Manager would also continue to receive the fees paid by our borrowers to the Manager.

For the quarter ended September 30, 2017, the Company incurred "Interim Management Fees" payable to OFG of approximately $827,000. The "Existing Management Fees" under the Management Agreement would have been approximately $1,025,000, thus, saving the Company approximately $198,000 during the quarter ended September 30, 2017.

Pursuant to the charter, OFG receives all late payment charges from borrowers on loans owned by the Company. The amounts paid to or collected by OFG for such charges totaled approximately $15,000 and $2,000 for the three months ended September 30, 2017 and 2016, respectively, and $37,000 and $8,000 for the nine months ended September 30, 2017 and 2016, respectively. In addition, the Company remits other miscellaneous fees to OFG, which are collected from loan payments, loan payoffs or advances from loan principal (i.e. funding, demand and partial release fees). The amounts paid to or collected by OFG for such fees totaled approximately $4,000 and $5,000, respectively, during the three months ended September 30, 2017 and 2016 and $14,000 and $14,000, respectively, during the nine months ended September 30, 2017 and 2016, respectively.

OFG originates all loans the Company invests in and receives loan origination and extension fees from borrowers. During the three and nine months ended September 30, 2017, OFG earned approximately $157,000 and $1,313,000, respectively, on loans originated or extended of approximately $7,369,000 and $70,380,000, respectively. In addition, OFG refunded $194,000 in fees to borrowers who repaid their loans early during the quarter ended September 30, 2017. During the three and nine months ended September 30, 2016, OFG earned approximately $120,000 and $1,372,000, respectively, on loans originated or extended of approximately $5,140,000 and $59,305,000, respectively.

OFG is reimbursed by the Company for the actual cost of goods, services and materials used for or by the Company and paid by OFG and the salary and related salary expense of OFG's non-management and non-supervisory personnel performing services for the Company which could be performed by independent parties (subject to certain limitations in the Management Agreement). The total amounts reimbursed to OFG by the Company for such services were $96,000 and $113,000 during the three months ended September 30, 2017 and 2016, respectively, and $286,000 and $332,000 during the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017 and December 31, 2016, there was $34,000 and $36,000 payable to OFG for such services. The Company also reimbursed certain of OFG's officers for allowed expenses in the total amount of $2,000 and $0 during the nine months ended September 30, 2017 and 2016, respectively.

The Company paid Investor's Yield, Inc. (a wholly owned subsidiary of OFG) approximately $1,000 and $3,000 during the nine months ended September 30, 2017 and 2016, respectively, in fees primarily related to loan conveyances and certain foreclosure proceedings on Company loans.
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

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

On September 13, 2017, the board of directors declared a $0.10 share dividend on the Company's shares of Common Stock to holders of record as of September 30, 2017. The dividend was paid on October 13, 2017 and totaled $1,012,782 (or $1,006,391 net of $6,391 of dividends earned by the Company on treasury shares).

As of September 30, 2017, the Company had net capital gains from the sales of real estate properties in 2017 totaling approximately $3,306,000. It is the intention of management to retain substantially all net capital gains within the Company and not distribute them as is permitted for a REIT.  However, the retained net capital gains will be taxable to shareholders and will require the Company to make a tax payment to the U.S Treasury Department on behalf of shareholders at the highest corporate tax rate (currently 35%), which are to be reflected as tax payments on shareholders' tax returns. Such payments will be recorded as dividends in the Company's financial statements in the fourth quarter of 2017.

Stock Repurchase Programs

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

On June 9, 2017, the Board of Directors authorized a Rule 10b5-1 stock repurchase plan (the "2017 Repurchase Plan") under which the Company may purchase up to $10 million of its Common Stock. Under the 2017 Repurchase Plan, repurchases will be funded from available working capital, and the repurchased shares will return to the status of authorized but unissued shares of Common Stock. The 2017 Repurchase Plan provides for stock repurchases to commence on July 13, 2017 and is subject to certain price, volume and timing constraints specified in the brokerage agreement. There is no guarantee as to the exact number of shares that will be repurchased by the Company. The 2017 Repurchase Plan is set to expire on January 15, 2018, although the Company may terminate the Repurchase Plan at any time. During the quarter ended September 30, 2017, the Company repurchased 183,564 shares of its Common Stock under the 2017 Repurchase Plan for a total cost of approximately $3,197,000 (including commissions) and an average cost of $17.42 per share and repurchased another 12,774 shares in October 2017 (subsequent to quarter end) for a total cost of approximately $230,000 (including commissions) and an average cost of $17.99 per share.

NOTE 11 – CONTINGENCY RESERVES
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
The contingency reserves required per the charter as of September 30, 2017 and December 31, 2016 were approximately $3,733,000 and $3,738,000, respectively, and are reported as restricted cash and/or cash and cash equivalents in the accompanying consolidated balance sheets.

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

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

Taxable income from non-REIT activities managed through the Company's taxable REIT subsidiaries ("TRSs") (Lone Star Golf, Inc., Zalanta Resort at the Village, LLC and East G, LLC) is subject to federal, state and local income taxes. The Company did not record a provision for current income taxes related to Lone Star for the nine months ended September 30, 2017 and the years ended December 31, 2016 and 2015 as it was in a net loss position. In addition, deferred taxes related to temporary differences in book and taxable income, as well as net operating losses of Lone Star, were not significant and the deferred taxes would likely not be realizable due to Lone Star's loss history.

During 2016, the Company established a new entity, East G, LLC ("East G") and contributed an office property that was obtained via foreclosure of a loan in 2016 in to this new entity along with a unit in the same building that had been purchased in 2015. The Company converted East G into a TRS. No taxes have been recorded. Deferred taxes related to temporary differences in book and taxable income and tax loss carryforwards are not significant and the deferred taxes will not be realized. The Company sold the East G property during 2017 and dissolved the LLC.

During 2016, the Company converted Zalanta Resort at the Village, LLC ("ZRV") into a TRS and contributed two additional real estate assets into ZRV. These properties included 75 improved, residential lots previously held within Baldwin Ranch Subdivision, LLC and a medical office condominium complex previously held within AMFU, LLC. The conversion of ZRV into a TRS and contribution of the additional real estate assets resulted in the Company recording a deferred tax asset and income tax benefit in the amount of approximately $7,630,000 primarily due to a $20,513,000 aggregate difference between the book and tax basis of the subject real estate assets as of September 30, 2016.

The components of the income tax expense (benefit) as it relates to the Company's taxable income (loss) from domestic TRSs during the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three and Nine Months Ended September 30, 2017
	Federal	State and Local	Total

Three Months:
Deferred expense	$1,050,920	$224,780	$1,275,700
Income tax expense	$1,050,920	$224,780	$1,275,700
Nine Months:
Deferred expense	$1,846,792	$243,035	$2,089,827
Income tax expense	$1,846,792	$243,035	$2,089,827

	Three and Nine Months Ended September 30, 2016
	Federal	State and Local	Total
Three Months:
Deferred expense (benefit)	$193,509	$(454,357)	$(260,848)
Income tax expense (benefit)	$193,509	$(454,357)	$(260,848)
Nine Months:
Deferred expense (benefit)	$(6,242,655)	$(1,387,028)	$(7,629,683)
Income tax expense (benefit)	$(6,242,655)	$(1,387,028)	$(7,629,683)

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

A reconciliation of the income tax provision (benefit) based upon the statutory tax rates to the effective rates of our taxable REIT subsidiaries is as follows for the nine months ended September 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Tax (benefit) expense at Federal statutory rate	$(58,503)	$(377,277)	$28,646	$(377,277)
State income tax expense, net of federal effect	148,355	(299,876)	163,289	(915,439)
Real estate basis differences	—	—	—	(6,725,771)
Other	117	27,590	(19,706)	89
Change in valuation allowance	1,185,731	388,715	1,917,598	388,715
Income tax expense (benefit)	$1,275,700	$(260,848)	$2,089,827	$(7,629,683)

Significant components of the Company's deferred tax assets (liabilities) are as follows as of September 30, 2017 and December 31, 2016:

Deferred tax assets (liabilities):	As of September 30, 2017	As of December 31, 2016
Real estate basis differences	$6,051,703	$6,154,411
Net operating losses	1,978,163	1,889,310
Total deferred tax assets	8,029,866	8,043,721
Valuation allowance	(2,870,716)	(794,744)
Net deferred tax assets	$5,159,150	$7,248,977

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

Management has estimated future taxable gains and losses on sale of ZRV real estate assets to determine how much of the deferred tax assets are realizable. This realizability analysis is inherently subjective and actual results could differ from these estimates. Based on an assessment of all factors, it was determined that a valuation allowance of $2,871,000 and $795,000 related to Federal and State NOLs and differences in the book and tax basis of assets in ZRV was required as of September 30, 2017 and December 31, 2016, respectively, as management does not expect that ZRV will generate enough taxable income in the future to realize all of the NOL and basis benefits. The Company's Federal and California NOLs within ZRV totaled $5,737,000 and $474,000, respectively, as of September 30, 2017. ZRV has Arizona NOLs of $3,511,000 as of September 30, 2017; however, ZRV did not record a deferred tax asset related to the Arizona NOLs as it does not expect to file another Arizona tax return, and thus, the NOLs will not be used. All of the NOLs expire in 2036 and 2037.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

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
Impaired Loans
The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan may be considered impaired and a specific allowance for loan losses is established.  A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Once a loan is identified as impaired, management measures impairment in accordance with ASC 310-10-35.  The fair value of impaired loans is estimated by either an observable market price (if available) or the fair value of the underlying collateral, if collateral dependent.  The fair value of the loan's collateral is determined by third party appraisals (by licensed appraisers), broker price opinions, comparable property sales or other indications of value. Those impaired loans not requiring an allowance represent loans for which the fair value of the collateral exceed the recorded investments in such loans. At September 30, 2017 and December 31, 2016, all impaired loans were evaluated based on the fair value of the collateral by obtaining third party appraisals that valued the collateral primarily by utilizing an income or market approach or some combination of the two.  In accordance with ASC 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  Because appraisals used by management generally include significant unobservable inputs and market data, the Company records the impaired loan as nonrecurring Level 3. Unobservable market data included in appraisals often includes adjustments to comparable property sales for such items as location, size and quality to estimate fair values using a sales comparison approach.  Unobservable market data also includes cash flow assumptions and capitalization rates used to estimate fair values under an income approach.

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

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents information about the Company's assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2017 and December 31, 2016:
	Fair Value Measurements Using
	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2017
Nonrecurring:
Impaired loans:
Residential	$2,154,303	$—	$—	$2,154,303
Total impaired loans	$2,154,303	$—	$—	$2,154,303

Real estate properties:
Commercial	$3,336,400	—	—	3,336,400
Total real estate properties	$3,336,400	$—	$—	$3,336,400

December 31, 2016
Nonrecurring:
Impaired loans:
Residential	$4,413,000	$—	$—	$4,413,000
Total impaired loans	$4,413,000	$—	$—	$4,413,000

Real estate properties:
Land	$139,498	$—	$—	$139,498
Commercial	732,539			732,539
Total real estate properties	$872,037	$—	$—	$872,037

The recovery of loan losses based on the fair value of loan collateral less estimated selling costs for the impaired loans above totaled approximately $0 and $0 during the three months ended September 30, 2017 and 2016, respectively, and $0 and $38,000 during the nine months ended September 30, 2017 and 2016, respectively. Impairment losses were recorded on real estate properties in the amounts of approximately $368,000 and $1,094,000 during the three months ended September 30, 2017 and 2016, respectively, and $649,000 and $3,204,000 during the nine months ended September 30, 2017 and 2016 respectively.
There were no liabilities measured at fair value on a non-recurring basis at September 30, 2017 and December 31, 2016. During the three and nine months ended September 30, 2017 and 2016, there were no transfers into or out of Levels 1 and 2.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents quantitative information about Level 3 fair value measurements for assets measured at fair value on a non-recurring basis at September 30, 2017 and December 31, 2016:

September 30, 2017:

Description	Fair Value	Valuation Technique	Significant Unobservable Inputs	Input/Range	Weighted Average

Impaired Loans:
Residential	$2,154,303	Appraisal	Comparable Sales Adjustment	(4.6)% to 4.2%	N/A
Real Estate Properties:
Commercial	$3,336,400	Appraisal	Comparable Sales Adjustment	(16.7)% to (40.6)%	(23.5)%

December 31, 2016:

Description	Fair Value	Valuation Technique	Significant Unobservable Inputs	Input/Range	Weighted Average

Impaired Loans:
Residential	$4,413,000	Comparable Sales	Comparable Sales Adjustment	(4.6)% to 4.2%	N/A
Real Estate Properties:
Land	$139,498	Appraisal	Comparable Sales Adjustment	(33.7)%	N/A
Commercial	732,539	Appraisal	Comparable Sales Adjustment	(5.0)% to 5.0%	N/A
			Capitalization Rate	7.3%	N/A

Where only one percentage for input/range is presented in the above table there was only one unobservable input of that type for one loan or property. Adjustments to comparable sales included items such as market conditions, location, size, condition, access/frontage and intended use. A weighted average of an unobservable input is presented in the table above only to the extent there was multiple impaired loans or real estate properties within that class measured at fair value on a nonrecurring basis.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

The approximate carrying amounts and estimated fair values of financial instruments at September 30, 2017 and December 31, 2016 are as follows:
		Fair Value Measurements at September 30, 2017
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$24,368,000	$24,368,000	$—	$—	$24,368,000
Restricted cash	3,500,000	3,500,000	—	—	3,500,000
Loans, net	134,917,000	—	—	130,730,000	130,730,000
Investment in limited liability company	2,188,000	—	—	2,650,000	2,650,000
Accrued interest and advances receivable	1,435,000	—	—	1,435,000	1,435,000

Financial liabilities
Accrued interest payable	$112,000	$—	$73,000	$39,000	$112,000
Line of credit payable	—	—	—	—	—
Notes and loans payable	29,781,000	—	16,724,000	12,610,000	29,334,000

		Fair Value Measurements at December 31, 2016
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$434,000	$434,000	$—	$—	$434,000
Restricted cash	6,500,000	6,500,000	—	—	6,500,000
Loans, net	126,975,000	—	—	126,652,000	126,652,000
Investment in limited liability company	2,140,000	—	—	2,650,000	2,650,000
Accrued interest and advances receivable	1,328,000	—	—	1,328,000	1,328,000

Financial liabilities
Accrued interest payable	$137,000	$—	$97,000	$40,000	$137,000
Line of credit payable	4,976,000		4,976,000	—	4,976,000
Notes and loans payable	33,386,000	—	20,213,000	13,499,000	33,712,000

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

Line of credit payable: The fair value of the Company's line of credit is estimated based upon a discounted cash flow model using comparable market indicators of current pricing for the same or similar issue or on the current rate offered to the Company for debt of the same remaining maturity and is generally observable resulting in a Level 2 classification. Accrued interest payable associated with the lines of credit is also classified as Level 2.

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

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Contractual Obligations

As of September 30, 2017, the Company has commitments to advance additional funds to borrowers of construction, rehabilitation and other loans in the total amount of approximately $29,772,000 (including approximately $4,221,000 in interest reserves).
Legal Proceedings

The Company is involved in various legal actions arising in the normal course of business.  In the opinion of management, such matters will not have a material effect upon the financial position of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The following discussion provides information to assist you in understanding our financial condition and results of operations.  This discussion and analysis contains forward-looking statements. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. When we use the words "may," "believe," "expect," "anticipate," "estimate," "plan," "continue," "intend," "should," "project" or similar expressions, it intends to identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties, as more particularly set forth in our filings with the SEC, including those described in the "Forward Looking Statements" and "Risk Factors" sections of our Annual Report on Form 10-K for the year ended December 31, 2016, and in Part II, Item 5 of our quarterly report on Form 10-Q for the quarter ended June 30, 2017, that could cause actual results to differ materially from those projected in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

On May 20, 2013, OMIF merged with and into the Company with the Company as the surviving entity, succeeding to and continuing the operations of OMIF. The Company now, by virtue of the Merger, directly or indirectly owns all of the assets and business formerly owned by OMIF. The Company is a deemed successor issuer to OMIF pursuant to Rule 12g-3(a) under the Exchange Act, and on July 1, 2013, the Company's Common Stock was listed on the NYSE American exchange. For accounting purposes, the Merger was treated as a transfer of assets and exchange of shares between entities under common control. The accounting basis used to initially record the assets and liabilities in the Company was the carryover basis of OMIF.

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

Between 2008 and 2013, we experienced increased delinquent loans and foreclosures which created substantial losses. As a result, we owned significantly more real estate than in the past, which has reduced cash flow and net income. As of September 30, 2017, approximately 8% of our loans are impaired and/or past maturity. As of September 30, 2017, we own approximately $82 million (book value) of real estate held for sale or investment, which is approximately 32% of total assets. During the nine month period ended September 30, 2017, we sold six real estate properties for aggregate net sales proceeds of $54,366,000 and net gains totaling $14,460,000. We will continue to attempt to sell certain of our properties but may need to sell them for losses or wait until market values recover. In addition, under the REIT tax rules, we may be subject to a "prohibited transaction" penalty tax on tax gains from the sale of our properties in certain circumstances. In addition, we are also limited in the number and dollar amount of properties we can sell in a given year under the REIT tax rules.

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

The commercial real estate markets continue to improve, but uncertainty remains as a result of global market instability, potential increasing interest rates, the current political climate and other matters and their potential impact on the U.S. economy and commercial real estate markets.  In addition, the growth in multifamily rental rates seen over the past few years are showing signs of stabilizing. If real estate values decline again and/or rent growth subsides, it may limit our new loan originations since borrowers often use increases in the value of, and revenues produced from, their existing properties to support the purchase or investment in additional properties.  Declining real estate values may also significantly increase the likelihood that we will incur losses on our loans in the event of default because the value of our collateral may be insufficient to cover our investment in the loan.  Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect both our interest income from loans as well as our ability to originate loans, which would significantly impact our revenues, results of operations, financial condition, business prospects and our ability to make distributions to our stockholders.

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

We believe that improvement in commercial real estate values has also resulted in increased values of some of our real estate assets. Accordingly, as our real estate assets are carried at the lower of carrying value or fair value less costs to sell, it is possible that we have imbedded gains in certain of our real estate properties held for sale and investment that are not reflected in our financial statements or in the value of our stock.

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

Critical Accounting Policies

Please refer to the section of ORM's Annual Report on Form 10-K for the year ended December 31, 2016 entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations —Critical Accounting Policies" for a discussion of our critical accounting policies. During the nine months ended September 30, 2017, there were no material changes to these policies.

Results of Operations

Net income attributable to our common stockholders decreased approximately $15,576,000 and $12,482,000 during the three and nine months ended September 30, 2017, as compared to the corresponding periods in 2016. These decreases in 2017 were primarily a result of the following:

•
A decrease in gain on sales of real estate of $19,613,000 and $10,574,000 during the three and nine months ended September 30, 2017, as compared to 2016, due to the sales of four and six real estate properties during the three and nine months ended September 30, 2016, resulting in gain on sales of real estate totaling $20,195,000 and $25,034,000 (or $16,479,000 and $21,318,000 net of $3,716,000 gain attributable to non-controlling interest). We sold two and six properties during the three and nine months ended September 30, 2017, resulting in gain on sales of real estate totaling $582,000 and $14,460,000, respectively.

•
An increase in income tax expense (from income tax benefit) of $1,537,000 and $9,720,000 for the three and nine months ended September 30, 2017, as compared to 2016, primarily due to an increase in the valuation allowance recorded against deferred tax assets as a result of higher construction costs and lower expected gains from the sales of the ZRV assets in the future. The income tax benefit during 2016 was due to the conversion of ZRV into a taxable REIT subsidiary and the contribution of additional real estate assets into ZRV with book and tax basis differences that required the recording of deferred tax assets.

•
A decrease in rental and other income from real estate properties net of expenses on such properties of $131,000 and $1,396,000 for the three and nine months ended September 30, 2017 (from income of $146,000 and $898,000 during the three and nine months ended September 30, 2016 to income of $15,000 and loss of $498,000 during the three and nine months ended September 30, 2017) as a result of the sale of four properties during 2016, a one-time increase in property assessments levied on our property located in Tacoma, Washington, decreased revenue on our golf course located in Auburn, California, increased operating expenses on our assisted living facility located in Bensalem, Pennsylvania and increased marketing and other operating costs related to the ZRV condominiums recently completed. Many of the remaining properties held by us are non-operating properties that do not generate income and, thus, will likely continue to generate losses until they are disposed of in 2017 and beyond.

•
An increase in general and administrative expense of $172,000 and $298,000 during the three and nine months ended September 30, 2017, as compared to 2016, as a result of higher legal and consulting expenses incurred in 2017 relating to shareholder activism, regulatory compliance matters and evaluation of strategic options related to our external management structure.

•
An increase in management and service fees of $39,000 and $435,000, due partially to an increase in the average balance of loans in the Company's portfolio of 27% and 24% during the three and nine months ended September 30, 2017, as compared to the three and nine months ended September 30, 2016. See also discussion of the "Interim Management Fee" in Note 9 to the consolidated financial statements.

The items that decreased net income during the three and nine months ended September 30, 2017 were partially offset by the following:

•
An increase in interest income on loans of $707,000 and $1,656,000 during the three and nine months ended September 30, 2017, as compared to 2016, due primarily to an increase in the average balance of performing loans between the three and nine months ended September 30, 2017 and 2016 of 34% and 30%, respectively.

•
A decrease in interest expense of $489,000 and $1,529,000 during the three and nine months ended September 30, 2017, as compared to 2016, due to the sale of the TOTB Miami properties and the repayment of the debt securing the properties during the third quarter of 2016 and due to a decrease in the average balance on our line of credit during the three and nine months ended September 30, 2017, as compared to 2016, as we repaid the line of credit in full with the sale of the TSV land in April 2017.

•
A decrease in impairment losses on real estate properties of $726,000 and $2,555,000 during the three and nine months ended September 30, 2017, as compared to 2016, as a result of impairment losses recorded on the unimproved residential and commercial land located in Gypsum, Colorado and the medical office condominium property located in Gilbert, Arizona during 2016 (which were subsequently sold), whereas we recorded impairment losses of $368,000 and $649,000 on the marinas located in Bethel Island, California and Isleton, California during the three and nine months ended September 30, 2017.

•
A decrease in the provision for loan losses of $358,000 and $569,000 during the three and nine months ended September 30, 2017, as compared to 2016, due to an overall decrease in the loan portfolio during the three month period and a decrease in the amount of land and residential loans in the portfolio which have a higher historical loss factor than commercial loans during the three and nine month periods.

We believe, from period to period in the near term, there will be fluctuations in net income resulting from the lag time between the sale of our real estate assets and deployment of the proceeds into new loan investments.

Comparison of Results of Operations for Three Months Ended September 30, 2017 and 2016
The following table sets forth our results of operations for the three months ended September 30, 2017 and 2016:
	Three Months Ended September 30,		Increase/(Decrease)
	2017	2016	Amount	Percent
Revenues:
Interest income on loans	$2,963,394	$2,256,816	$706,578	31%
Rental and other income from real estate properties	1,265,961	2,191,357	(925,396)	(42)%
Other income	48,138	45,804	2,334	5%
Total revenues	4,277,493	4,493,977	(216,484)	(5)%
Expenses:
Management fees to Manager	827,281	808,247	19,034	2%
Servicing fees to Manager	93,179	73,477	19,702	27%
General and administrative expense	510,574	338,696	171,878	51%
Rental and other expenses on real estate properties	1,251,217	2,045,722	(794,505)	(39)%
Depreciation and amortization	302,925	305,105	(2,180)	(1)%
Interest expense	471,942	960,861	(488,919)	(51)%
(Recovery of) provision for loan losses	(396,980)	(38,966)	(358,014)	nm
Impairment losses on real estate properties	367,831	1,094,071	(726,240)	(66)%
Total expenses	3,427,969	5,587,213	(2,159,244)	(39)%
Operating income (loss)	849,524	(1,093,236)	1,942,760	nm
Gain on sales of real estate, net	582,496	20,195,367	(19,612,871)	(97)%
Net income before income taxes	1,432,020	19,102,131	(17,670,111)	(93)%
Income tax (expense) benefit	(1,275,700)	260,848	(1,536,548)	nm
Net income	156,320	19,362,979	(19,206,659)	(99)%
Net income attributable to non-controlling interests	—	(3,630,318)	3,630,318	nm
Net income attributable to common stockholders	$156,320	$15,732,661	$(15,576,341)	(99)%
nm – not meaningful

Total Revenues

Interest income on loans increased $707,000 (31% increase) during the three months ended September 30, 2017, as compared to 2016. This increase was primarily due to an increase in the average balance of performing loans between the quarter ended September 30, 2017 and the quarter ended September 30, 2016 of approximately 34%.

Rental and other income from real estate properties decreased $925,000 (42% decrease) during the three months ended September 30, 2017, as compared to 2016, primarily due to the sale of four properties during the year ended December 31, 2016. These properties had rental income totaling approximately $979,000 during the three months ended September 30, 2016.

Expenses

Management fees increased $19,000 (2% increase) and servicing fees increased $20,000 (27% increase) during the three months ended September 30, 2017, as compared to 2016.  The servicing fee increase was due to an increase in the average balance of loans in our portfolio of 27% during the three months ended September 30, 2017, as compared to 2016.  As discussed above under Note 9, the Board and the Manager have agreed to adjust the "Existing Management Fee" during the Adjustment Period, and the new "Interim Management Fee" calculation (based on stockholders equity) resulted in a management fee for the quarter ended September 30, 2017 that was approximately $198,000 lower than the fee that would have been payable to the Manager using the "Existing Management Fee" calculation (which is based on the average balance of loans in our portfolio).  There can be no assurance that the Interim Management Fee calculation, and the resulting reduced management fees payable, will continue beyond the Adjustment Period.

General and administrative expense increased $172,000 (51% increase) during the three months ended September 30, 2017, as compared to 2016. The increase was due primarily to higher legal and consulting expenses during 2017 as compared to 2016 relating to shareholder activism, regulatory compliance matters and evaluation of strategic options related to our external management structure.

Rental and other expenses on real estate properties decreased $795,000 (39% decrease) during the three months ended September 30, 2017, as compared to 2016, primarily due to the sale of four properties during the year ended December 31, 2016. These properties had rental expenses totaling approximately $907,000 during the three months ended September 30, 2016. The decrease from the sale of these properties was offset by disbursements of $50,000 related to certain operating expenses of our assisted living facility located in Bensalem, Pennsylvania and increased marketing and other operating costs related to the ZRV condominiums (recently completed) at our property located in South Lake Tahoe, California during the quarter ended September 30, 2017. We will continue to have increased operating costs of the ZRV property until such time as the remaining condominium units are sold and the commercial units are leased and/or sold.

Interest expense decreased $489,000 (51% decrease) during the three months ended September 30, 2017 as compared to 2016, due to the sale of the TOTB Miami properties and the repayment of the debt securing the properties during the third quarter of 2016 and due to a decrease in the average balance on our line of credit during the quarter ended September 30, 2017, as compared to 2016, as we repaid the line of credit in full with the sale of the TSV land in April 2017.

The recovery of loan losses of $397,000 during the three months ended September 30, 2017 was the result of an analysis performed on the loan portfolio. The general loan loss allowance decreased $397,000 during the three months ended September 30, 2017 primarily due to a decrease in the overall balance of performing loans during the quarter and a decrease in land and residential loans which have a higher historical loss factor. We recorded a recovery of loan losses of $39,000 during the three months ended September 30, 2016.

The impairment losses on real estate properties of $368,000 during the three months ended September 30, 2017 was the result of a reduction of the sale price of our marina located in Bethel Island, California and a decrease in the estimated fair market value of our marina located in Isleton, California at the time it was listed for sale during the quarter. We recorded an impairment loss of $1,094,000 on the medical office condominium property located in Gilbert, Arizona during the three months ended September 30, 2016 as a result of signing an agreement to sell the property.

Gain on Sales of Real Estate

Gain on sales of real estate decreased $19,613,000 during the three months ended September 30, 2017, as compared to 2016, as a result of the sale of four real estate properties during the quarter ended September 30, 2016, resulting in gains totaling $20,195,000 (see further detail under "Net Income Attributable to Non-Controlling Interests" and "Real Estate Properties Held for Sale and Investment" below). We sold two real estate properties during the three months ended September 30, 2017 for gains totaling $582,000.

Income Tax Expense (Benefit)

We recorded income tax expense related to our taxable REIT subsidiaries of $1,276,000 during the three months ended September 30, 2017 as compared to income tax benefit of $261,000 during the three months ended September 30, 2016. The income tax expense during the quarter ended September 30, 2017 was primarily the result of an increase in the valuation allowance recorded against deferred tax assets as a result of higher construction costs and lower expected gains from the sales of ZRV assets in the future. The Company's effective tax rate for the three months ended September 30, 2017 differed from the statutory tax rate primarily due to an increase in the valuation allowance on deferred tax assets as discussed above. The Company's effective tax rate for the three months ended September 30, 2016 differed from the statutory tax rate primarily due to re-measurement of California deferred tax assets due to changes in the expected timing of California vs. Arizona property sales and the effects of same on California apportionment. Management has estimated future taxable gains and losses on sale of ZRV real estate assets to determine how much of the deferred tax assets are realizable. This realizability analysis is inherently subjective and actual results could differ from these estimates.

Net Income Attributable to Non-Controlling Interests

Net income attributable to non-controlling interests decreased $3,630,000 during the three months ended September 30, 2017, as compared to 2016, because there was a net income attributable to our joint venture partner (the Manager) in TOTB Miami, LLC of approximately $3,630,000 during the quarter ended September 30, 2016, as opposed to $0 during the quarter ended September 30, 2017, as the properties held within TOTB were sold in September 2016 and the LLC dissolved.

Comparison of Results of Operations for Nine Months Ended September 30, 2017 and 2016
The following table sets forth our results of operations for the nine months ended September 30, 2017 and 2016:
	Nine Months Ended September 30,		Increase/(Decrease)
	2017	2016	Amount	Percent
Revenues:
Interest income on loans	$8,151,798	$6,495,836	$1,655,962	25%
Rental and other income from real estate properties	3,392,168	6,782,758	(3,390,590)	(50)%
Other income	138,222	133,114	5,108	4%
Total revenues	11,682,188	13,411,708	(1,729,520)	(13)%
Expenses:
Management fees to Manager	2,781,474	2,398,911	382,563	16%
Servicing fees to Manager	270,834	218,083	52,751	24%
General and administrative expense	1,540,260	1,242,040	298,220	24%
Rental and other expenses on real estate properties	3,890,536	5,885,029	(1,994,493)	(34)%
Depreciation and amortization	916,668	958,025	(41,357)	(4)%
Interest expense	1,120,917	2,649,616	(1,528,699)	(58)%
(Recovery of) provision for loan losses	(221,700)	347,029	(568,729)	nm
Impairment losses on real estate properties	649,457	3,204,221	(2,554,764)	(80)%
Total expenses	10,948,446	16,902,954	(5,954,508)	(35)%
Operating income (loss)	733,742	(3,491,246)	4,224,988	nm
Gain on sales of real estate, net	14,460,030	25,034,182	(10,574,152)	(42)%
Net income before income taxes	15,193,772	21,542,936	(6,349,164)	(29)%
Income tax (expense) benefit	(2,089,827)	7,629,683	(9,719,510)	nm
Net income	13,103,945	29,172,619	(16,068,674)	(55)%
Net income attributable to non-controlling interests	—	(3,586,963)	3,586,963	nm
Net income attributable to common stockholders	$13,103,945	$25,585,656	$(12,481,711)	(49)%
nm – not meaningful

Total Revenues

Interest income on loans increased $1,656,000 (25% increase) during the nine months ended September 30, 2017, as compared to 2016. This increase was primarily due to an increase in the average balance of performing loans between the nine months ended September 30, 2017 and the nine months ended September 30, 2016 of approximately 30%.

Rental and other income from real estate properties decreased $3,391,000 (50% decrease) during the nine months ended September 30, 2017, as compared to 2016, primarily due to the sale of four properties during the year ended December 31, 2016. These properties had rental income totaling approximately $3,369,000 during the nine months ended September 30, 2016. There was also a decrease in income from our golf course located in Auburn, California of approximately $136,000 during the nine months ended September 30, 2017 as compared to 2016.

Expenses

Management fees increased $383,000 (16% increase) and servicing fees increased $53,000 (24% increase) during the nine months ended September 30, 2017, as compared to 2016, due primarily to an increase in the average balance of loans in our portfolio of 24% during the nine months ended September 30, 2017, as compared to 2016. The management fees did not increase as much as the service fees because, as discussed under Note 9 above, the Board and the Manager have agreed to adjust the "Existing Management Fee" during the Adjustment Period, and the new "Interim Management Fee" calculation (which is based on stockholders' equity) resulted in a management fee for the quarter ended September 30, 2017 that was approximately $198,000 lower than the fee that would have been payable to the Manager using the "Existing Management Fee" calculation.

General and administrative expense increased $298,000 (24% increase) during the nine months ended September 30, 2017, as compared to 2016. The increase was due primarily to higher legal and consulting expenses during the nine months ended September 30, 2017 as compared to 2016 relating to shareholder activism, regulatory compliance matters and evaluation of strategic options related to our external management structure.

Rental and other expenses on real estate properties decreased $1,994,000 (34% decrease) during the nine months ended September 30, 2017, as compared to 2016, primarily due to the sale of four properties during the year ended December 31, 2016. These properties had rental expenses totaling approximately $2,612,000 during the nine months ended September 30, 2016. The decrease from the sale of these properties was offset by a one-time increase in property assessments levied on our mixed-use property located in Tacoma, Washington in the amount of approximately $268,000, disbursements of $250,000 related to certain operating expenses of our assisted living facility located in Bensalem, Pennsylvania and increased marketing and other operating costs related to the Zalanta condominiums (recently completed) at our property located in South Lake Tahoe, California during the nine months ended September 30, 2017. We will continue to have increased operating costs of the Zalanta property until such time as the remaining condominium units are sold and the commercial units are leased and/or sold.

Interest expense decreased $1,529,000 (58% decrease) during the nine months ended September 30, 2017 as compared to 2016, due to the sale of the TOTB Miami properties and the repayment of the debt securing the properties during the third quarter of 2016 and due to a decrease in the average balance on our line of credit during the nine months ended September 30, 2017, as compared to 2016, as we repaid the line of credit in full with the sale of the TSV land in April 2017.

The recovery of loan losses of $222,000 during the nine months ended September 30, 2017 was the result of an analysis performed on the loan portfolio. The general loan loss allowance decreased $222,000 during the nine months ended September 30, 2017 primarily due to a decrease in the overall balance of performing loans during the quarter and a decrease in land and residential loans which have a higher historical loss factor. We recorded a provision for loan losses of $347,000 during the nine months ended September 30, 2016.

The impairment losses on real estate properties of $649,000 during the nine months ended September 30, 2017 was the result of an agreement to sell our marina located in Bethel Island, California at a price that was lower than the book value and a decrease in the estimate fair market value of our marina located in Isleton, California at the time it was listed for sale during the quarter ended September 30, 2017. We recorded impairment losses totaling $3,204,000 on the medical office condominium property located in Gilbert, Arizona and the unimproved residential and commercial land located in Gypsum, Colorado during the nine months ended September 30, 2016.

Gain on Sales of Real Estate

Gain on sales of real estate decreased $10,574,000 during the nine months ended September 30, 2017, as compared to 2016, as a result of the sale of six real estate properties during 2016, resulting in gains totaling $25,034,000 (see further detail under "Net Income Attributable to Non-Controlling Interests" and "Real Estate Properties Held for Sale and Investment" below). We sold six real estate properties during the nine months ended September 30, 2017, resulting in gains totaling $14,460,000.
Income Tax Expense (Benefit)
We recorded income tax expense related to our taxable REIT subsidiaries of $2,090,000 during the nine months ended September 30, 2017 as compared to income tax benefit of $7,630,000 during the nine months ended September 30, 2016. The income tax expense during the nine months ended September 30, 2017 was primarily the result of an increase in the valuation allowance recorded against deferred tax assets as a result of higher construction costs and lower expected gains from the sales of ZRV assets in the future. The income tax benefit during the nine months ended September 30, 2016 was a result of the transfer of two properties into ZRV and conversion of ZRV into a taxable REIT subsidiary, which made the income (loss) from these real estate assets taxable. Due to differences between the book and tax basis of the assets, a deferred tax asset and related income tax benefit totaling $7,630,000 was recorded as of September 30, 2016. The Company's effective tax rate for 2017 differed from the statutory tax rate primarily due to an increase in the valuation allowance on deferred tax assets as discussed above.  The Company's effective tax rate for 2016 differed from the statutory tax rate because the three properties held within the ZRV TRS had differences between their respective book basis and tax basis and management projected that the Company would realize the benefits from deferred tax assets related to these basis differences. As a result, a $7,630,000 deferred tax benefit was recorded during 2016. Management has estimated future taxable gains and losses on sale of ZRV real estate assets to determine how much of the deferred tax assets are realizable. This realizability analysis is inherently subjective and actual results could differ from these estimates.

Net Income Attributable to Non-Controlling Interests

Net income attributable to non-controlling interests decreased $3,587,000 during the nine months ended September 30, 2017, as compared to 2016, because there was net income attributable to our joint venture partner (the Manager) in TOTB Miami, LLC of approximately $3,587,000 during the nine months ended September 30, 2016, as opposed to $0 during the nine months ended September 30, 2017, as the properties held within TOTB were sold in September 2016 and the LLC dissolved.

Financial Condition

September 30, 2017 and December 31, 2016

Loan Portfolio

During the quarter ended September 30, 2017, we advanced $6,011,000 on three new loans (with fully funded note balances totaling $6,847,000) and advanced additional amounts to borrowers on existing loans of approximately $4,286,000 (total of $10,297,000). We also received full or partial payoffs on ten loans totaling $32,878,000 during the quarter. We extended the maturity dates on one loan with a principal balance of $522,000 during the three months ended September 30, 2017.

Our portfolio of loan investments decreased from 55 to 53 and the average loan balance increased from $2,358,000 to $2,586,000, between December 31, 2016 and September 30, 2017.

As of September 30, 2017 and December 31, 2016, we had two loans that were impaired totaling approximately $2,244,000 (1.6% of the portfolio) and $4,884,000 (3.8%), respectively.  This included matured loans totaling $2,026,000 (1.5%) and $4,656,000 (3.6%), respectively. In addition, $8,789,000 (6.4%) and $8,686,000 (6.7%) of loans were past maturity but current with respect to monthly payments as of September 30, 2017 and December 31, 2016 (combined total of impaired and past maturity loans of $11,033,000 (8.1%) and $13,570,000 (10.5%), respectively). As of September 30, 2017 and December 31, 2016, no loans were in the process of foreclosure or involved borrowers who were in bankruptcy.

As of September 30, 2017 and December 31, 2016, approximately $136,837,000 (99.8%) and $129,454,000 (99.8%) of our loans are interest-only and require the borrower to make a "balloon payment" on the principal amount upon maturity of the loan. To the extent that a borrower has an obligation to pay mortgage loan principal in a large lump sum payment, its ability to satisfy this obligation may be dependent upon its ability to sell the property, obtain suitable refinancing or otherwise raise a substantial cash amount. As a result, these loans involve a higher risk of default than fully amortizing loans. Borrowers occasionally are not able to pay the full amount due at the maturity date.  We may allow these borrowers to continue making the regularly scheduled monthly interest payments for certain periods of time to assist the borrower in meeting the balloon payment obligation without formally filing a notice of default.  These loans for which the principal is due and payable, but the borrower has failed to make such payment of principal, are referred to as "past maturity loans". As of September 30, 2017 and December 31, 2016, we had ten and eight past maturity loans totaling approximately $10,815,000 and $13,342,000, respectively.

As of September 30, 2017 and December 31, 2016, we held the following types of loans:

	September 30, 2017	December 31, 2016
By Property Type:
Commercial	$118,727,116	$102,442,111
Residential	14,232,827	19,001,677
Land	4,095,000	8,238,523
	$137,054,943	$129,682,311
By Position:
Senior loans	$133,665,434	$126,873,673
Junior loans	3,389,509	2,808,638
	$137,054,943	$129,682,311

The types of property securing our commercial real estate loans are as follows as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Commercial Real Estate Loans:
Office	$27,611,000	$33,608,898
Retail	27,295,190	19,959,635
Apartment	22,326,796	11,366,570
Storage	14,207,907	13,015,175
Hotel	11,559,892	9,567,143
Marina	3,500,000	3,500,000
Warehouse	3,000,000	—
Industrial	2,690,000	7,376,477
Parking garage	2,200,000	—
Assisted care	1,616,331	1,328,213
Church	1,175,000	1,175,000
Golf course	1,145,000	1,145,000
Restaurant	400,000	400,000
	$118,727,116	$102,442,111

Scheduled maturities of loan investments as of September 30, 2017 and the interest rate sensitivity of such loans are as follows:

	Fixed	Variable
	Interest	Interest
	Rate	Rate	Total
Twelve months ending September 30:
2017 (past maturity)	$10,815,150	$—	$10,815,150
2018	66,866,104	4,950,000	71,816,104
2019	45,880,670	4,559,200	50,439,870
2020	91,088	3,675,000	3,766,088
2021	—	—	—
2022	—	—	—
Thereafter (through Mar. 2028)	217,731	—	217,731
	$123,870,743	$13,184,200	$137,054,943

Our variable rate loans currently use as an index the three-month or six-month LIBOR rates (1.33% and 1.51%, respectively, as of September 30, 2017), or include terms whereby the interest rate is increased at a later date. Premiums over the index vary for each loan and all such loans have specified floor rates.

The following is a schedule by geographic location of loan investments as of September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
	Balance	Percentage	Balance	Percentage
California	$105,067,026	76.66%	$98,319,923	75.81%
Arizona	2,026,432	1.48%	4,655,517	3.59%
Colorado	1,595,000	1.16%	1,595,000	1.23%
Hawaii	1,450,000	1.06%	1,450,000	1.12%
Indiana	91,088	0.07%	—	—%
Michigan	10,524,662	7.68%	10,337,157	7.97%
Nevada	2,945,107	2.15%	3,669,584	2.83%
Ohio	3,755,000	2.74%	3,627,506	2.80%
Texas	6,508,628	4.75%	6,027,624	4.65%
Washington	3,092,000	2.25%	—	—%
	$137,054,943	100.00%	$129,682,311	100.00%

As of September 30, 2017 and December 31, 2016, our loans secured by real property collateral located in Northern California totaled approximately 50% ($68,317,000) and 53% ($69,179,000), respectively, of the loan portfolio. The Northern California region (which includes Monterey, Fresno, Kings, Tulare and Inyo counties and all counties north) is a large geographic area which has a diversified economic base. The ability of borrowers to repay loans is influenced by the economic strength of the region and the impact of prevailing market conditions on the value of real estate.

Allowance for Loan Losses

The allowance for loan losses decreased by $568,000 and $100,000 (allowance and recoveries, net of charge-offs) during the nine months ended September 30, 2017 and 2016, respectively.  Management believes that the allowance is appropriate given the estimated underlying collateral values of impaired loans and estimates of probable incurred credit losses on loans not considered to be impaired. There is no precise method used to predict delinquency rates or losses on specific loans.  Management has considered the number and amount of delinquent loans, loans subject to workout agreements and loans in bankruptcy in determining the allowance for loan losses, but there can be no absolute assurance that the allowance is sufficient.  Because any decision regarding allowance for loan losses reflects judgment about the probability of losses yet to be realized, there is an inherent risk that such judgments will prove incorrect.  Upon realization, actual losses may exceed (or be less than) the amount of any reserve.  To the extent that we experience losses greater than the amount of our reserves, we may incur a charge to earnings that will adversely affect operating results and the amount of any dividends paid.

Changes in the allowance for loan losses for the nine months ended September 30, 2017 and 2016 were as follows:

	September 30, 2017	September 30, 2016
Balance, beginning of period	$2,706,822	$1,842,446
(Reversal of) provision for loan losses	(221,700)	347,029
Recoveries	27,000	—
Charge-offs	(373,766)	(447,520)
Balance, end of period	$2,138,356	$1,741,955

As of September 30, 2017 and December 31, 2016, there was a general allowance for loan losses of $1,779,410 and $1,974,110, respectively, and a specific allowance for loan losses on one loan in the amount of $358,946 and $732,712, respectively, as of September 30, 2017 and December 31, 2016.

Real Estate Properties Held for Sale and Investment

As of September 30, 2017, we held title to nineteen properties that were acquired through foreclosure with a total carrying amount of approximately $82,369,000 (including properties held in two corporations and five limited liability companies), net of accumulated depreciation on real estate held for investment of $3,136,000. As of September 30, 2017, properties held for sale total $56,809,000 and properties held for investment total $25,560,000. When we acquire property by foreclosure, we typically earn less income on those properties than could be earned on loans and may not be able to sell the properties in a timely manner.

Real estate properties held for sale as of September 30, 2017 and December 31, 2016 consisted of the following properties acquired through foreclosure:

	September 30, 2017	December 31, 2016
Undeveloped, industrial land, San Jose, California	$2,027,581	$2,027,581
73 improved, residential lots, Auburn, California (held within Zalanta Resort at the Village, LLC)	3,781,867	3,781,867
One improved residential lot, West Sacramento, California – transferred from held for investment in 2017	58,560	—
Undeveloped, residential land, Coolidge, Arizona – transferred from held for investment in 2017	1,017,600	—
Golf course, Auburn, California (held within Lone Star Golf, Inc.)	1,999,449	1,970,437
Unimproved, residential and commercial land, Gypsum, Colorado – sold in 2017	—	139,498
Commercial and residential land under development, South Lake Tahoe, California (held within Tahoe Stateline Venture, LLC) - sold in 2017	—	28,974,808
6 improved residential lots, Coeur D'Alene, Idaho (now 3 lots after lot line adjustments) – transferred from held for investment in 2017	328,891	—
Marina and yacht club with 179 boat slips, Isleton, California (held within Brannan Island, LLC) – transferred from held for investment in 2017	2,368,750	—
Marina with 52 boat slips and campground, Bethel Island, California (held within Sandmound Marina, LLC) – transferred from held for investment in 2017	967,650	—
Assisted living facility, Bensalem, Pennsylvania – transferred from held for investment in 2017	5,699,777	—
Retail complex and 23 residential condominium units, South Lake Tahoe, California (held within Zalanta Resort at the Village, LLC)*	31,997,726	34,805,253
Residential land under development, South Lake Tahoe, California (held within Zalanta Resort at the Village- Phase II, LLC)*	6,561,023	3,411,652
Office condominium complex, Oakdale, California (held within East G, LLC) – sold in 2017	—	732,539
	$56,808,874	$75,843,635

* Note: During the nine months ended September 30, 2017, $518,960 book value of land and $2,571,536 of construction and related costs related to common areas in the ZRV project were transferred from ZRV to ZRV II pursuant to a cost sharing agreement between the two entities.

Real estate held for investment is comprised of the following properties as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Commercial buildings, Roseville, California	$498,991	$515,451
Undeveloped, residential land, Marysville, California	403,200	403,200
Undeveloped land, Auburn, California (formerly part of golf course owned by DarkHorse Golf Club, LLC)	103,198	103,198
One improved residential lot, West Sacramento, California – transferred to held for sale in 2017	—	58,560
Undeveloped, residential land, Coolidge, Arizona – transferred to held for sale in 2017	—	1,017,600
Office condominium complex (14 and 15 units), Roseville, California – one unit sold in 2017	3,063,294	3,447,418
1/7th interest in single family home, Lincoln City, Oregon	93,647	93,647
12 condominium and 3 commercial units, Tacoma, Washington (held within Broadway & Commerce, LLC)	2,275,459	2,311,792
6 improved residential lots, Coeur D'Alene, Idaho – transferred to held for sale in 2017	—	316,800
Retail Complex, South Lake Tahoe, California (held within Tahoe Stateline Venture, LLC)	16,783,872	16,829,995
Marina and yacht club with 179 boat slips, Isleton, California (held within Brannan Island, LLC) – transferred to held for sale in 2017	—	2,555,306
Unimproved, residential and commercial land, Bethel Island, California (held within Sandmound Marina, LLC)	2,338,106	2,335,448
Marina with 52 boat slips and campground, Bethel Island, California (held within Sandmound Marina, LLC) – transferred to held for sale in 2017	—	1,470,639
Assisted living facility, Bensalem, Pennsylvania - transferred to held for sale in 2017	—	5,820,709
	$25,559,767	$37,279,763

Changes in real estate held for sale and investment during the nine months ended September 30, 2017 and 2016 were as follows:
	September 30, 2017	September 30, 2016
Balance, beginning of period	$113,123,398	$153,838,412
Real estate acquired through foreclosure, net of specific loan loss allowance	—	700,800
Investments in real estate properties	10,596,502	20,839,072
Amortization of deferred finance costs capitalized into construction project	76,260	69,526
Sales of real estate properties	(39,905,681)	(60,442,232)
Impairment losses on real estate properties	(649,457)	(3,204,221)
Depreciation of properties held for investment	(872,381)	(904,251)
Balance, end of period	$82,368,641	$110,897,106

Ten of our nineteen properties do not currently generate revenue. Eight of our twenty-five commercial leases are set to expire during the twelve months ending September 30, 2018. All of our twelve residential leases are either on a month-to-month basis or will expire during the twelve months ended September 30, 2018. We expect that new leases will be signed with existing or new tenants for the majority of these spaces and at rental rates that are at market and are at or above expiring rental amounts.

During the three and nine months ended September 30, 2017, the Company recorded impairment losses of approximately $154,000 on the marina property located in Isleton, California due to a reduction in the net fair market value estimated by management at the time the property was listed for sale and transferred from Held for Investment to Held for Sale.

During the three and nine months ended September 30, 2017, we recorded an impairment loss of approximately $214,000 and $495,000 on the marina property located in Bethel Island, California due to an agreement signed by the Company to sell the property at a price that was lower than the book value of the property.

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

Sales Activity

During the nine months ended September 30, 2017, we sold six real estate properties with details as follows:

	Net Sales Proceeds	Gain (Loss)
Commercial and residential land under development, South Lake Tahoe, California (held within Tahoe Stateline Venture, LLC)	$42,329,110	$13,210,826
Seven condominium units, South Lake Tahoe, California (held within Zalanta Resort at the Village, LLC)	10,578,517	997,239
Office condominium complex, Oakdale, California (held within East G, LLC)	732,389	(150)
Unimproved, residential and commercial land, Gypsum, Colorado	139,467	(31)
One office condominium unit, Roseville, California	536,228	243,813
1,000 square feet of commercial floor coverage area (held within Tahoe Stateline Venture, LLC)	50,000	8,333
	$54,365,711	$14,460,030

During the nine months ended September 30, 2016, we sold six real estate properties with details as follows:

	Net Sales Proceeds	Gain
Light industrial building, Paso Robles, California	$6,023,679	$4,557,979
Commercial building in building complex, Roseville, California	455,132	280,836
169 condominium units and 160 unit renovated and unoccupied apartment building, Miami, Florida (held within TOTB Miami, LLC)*	74,072,951	19,292,364
61 condominium units, Lakewood, Washington (held within Phillips Road, LLC)	4,996,714	813,328
2 improved, residential lots, Auburn, California (held within Zalanta Resort at the Village, LLC)	186,353	89,675
	$85,734,829	$25,034,182
* $32,881,000 of proceeds were used to pay off debt securing the properties and $7,934,000 was distributed to the non-controlling interest.

Foreclosure Activity

We foreclosed on no loans during the nine months ended September 30, 2017.

During the nine months ended September 30, 2016, the Company foreclosed on one loan secured by an office property located in Oakdale, California with a principal balance of approximately $1,079,000 and obtained the property via the trustee's sale. In addition, accrued interest and advances made on the loan (for items such as legal fees and delinquent property taxes) in the total amount of approximately $70,000 were capitalized to the basis of the property. A specific loan allowance had been previously established on this loan of approximately $495,000. This amount was then recorded as a charge-off against the allowance for loan losses at the time of foreclosure, after a reduction of the previously established allowance in the amount of approximately $48,000 as a result of an updated appraisal obtained (net charge-off of $448,000). The property, along with a unit in the building purchased by the Company in 2015, was contributed into a new taxable REIT subsidiary, East G, LLC, in June 2016. The property was sold during the nine months ended September 30, 2017 and the LLC dissolved.

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

The net income to the Company from its investment in 1850 De La Cruz was approximately $46,000 and $46,000 for the three months ended September 30, 2017 and 2016, respectively, and $137,000 and $133,000 for the nine months ended September 30, 2017 and 2016, respectively.

Cash and Cash Equivalents

Cash and cash equivalents increased from approximately $434,000 as of December 31, 2016 to $24,368,000 as of September 30, 2017 ($23,934,000 increase) primarily due to the sale of the TSV land in April 2017 which generated net proceeds of approximately $42.3 million.

Restricted Cash

Restricted cash decreased from approximately $6,500,000 as of December 31, 2016 to $3,500,000 as of September 30, 2017 ($3,000,000 or 46% decrease) due to release of the $3,000,000 deposit required on the ZRV Loan during the quarter ended September 30, 2017 because construction was completed. These funds were used to pay down the loan during the quarter.

Interest and Other Receivables

Interest and other receivables increased from approximately $2,164,000 as of December 31, 2016 to $2,264,000 as of September 30, 2017 ($100,000 or 5% increase) due primarily to growth in the loan portfolio during the nine month period.

Deferred Financing Costs

Deferred financing costs accounted for as assets decreased from approximately $172,000 as of December 31, 2016 to $67,000 as of September 30, 2017 ($105,000 or 61% decrease) due primarily to amortization of deferred financing costs during the nine months ended September 30, 2017.

Deferred Taxes, Net

Deferred taxes, net decreased from approximately $7,249,000 as of December 31, 2016 to $5,159,000 as of September 30, 2017 ($2,090,000 or 29% decrease) due primarily to an increase in the valuation allowance recorded against deferred tax assets as a result of higher construction costs and lower expected gains from the sales of ZRV assets in the future.

Loans, Net

Loans, net of allowance for loan losses, increased from approximately $126,975,000 as of December 31, 2016 to $134,917,000 as of September 30, 2017 ($7,941,000 or 6% increase) due primarily to new loans originated and advances on existing loans during the period of approximately $55,004,000, net of principal collected from the full or partial payoff of loans totaling approximately $47,258,000 and net charge-offs of $374,000 during the period.

Real Estate Held for Sale and Investment

Real estate held for sale and investment decreased from approximately $113,123,000 as of December 31, 2016 to $82,369,000 as of September 30, 2017 ($30,755,000 or 27% decrease) due primarily to the sale of the TSV land and seven condominium units at the ZRV mixed-use residential and commercial property, net of continued construction costs at ZRV during the nine months ended September 30, 2017.

Dividends Payable

Dividends payable decreased from approximately $1,402,000 as of December 31, 2016 to $1,013,000 as of September 30, 2017 ($390,000 or 28% decrease) because the dividend declared and accrued as of December 31, 2016 included a regular dividend of $0.08 per share and dividends accrued in the form of a tax payment made on behalf of stockholders of $583,000, whereas the dividend declared and accrued as of September 30, 2017 only included a regular dividend of $0.10 per share.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities decreased from approximately $3,700,000 as of December 31, 2016 to approximately $1,737,000 as of September 30, 2017 ($1,962,000 or 53% decrease) due primarily to decreased payables related to the construction activities on the property owned by ZRV now that construction has been completed.

Line of Credit Payable

Line of credit payable decreased from $4,976,000 as of December 31, 2016 to no balance outstanding as of September 30, 2017 ($4,976,000 or 100% decrease) as cash proceeds from the sale of the TSV land were used to pay down the line of credit.

Notes and Loans Payable on Real Estate

Notes and loans payable decreased from $33,386,000 as of December 31, 2016 to $29,781,000 as of September 30, 2017 ($3,605,000 or 11% decrease) due primarily to principal payments of approximately $13,580,000 made on the ZRV Construction Loan primarily from the sales of seven condominium units, net of additional advances for construction totaling $10,091,000 during the period.

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

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover probable incurred credit losses. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Loan losses deemed to be uncollectible are charged against the allowance for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses. As of September 30, 2017, management believes that the allowance for loan losses of approximately $2,138,000 is adequate in amount to cover probable incurred credit losses. Because of the number of variables involved, the magnitude of possible swings and management's inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by management. As of September 30, 2017, two loans totaling $2,244,000 were impaired. This includes one past maturity loan totaling $2,026,000. These impaired loans had specific reserves totaling $359,000. After management's evaluation of the loan portfolio, we recorded a decrease in the allowance for loan losses of approximately $568,000 during the nine months ended September 30, 2017 (charge-off against the specific loan loss allowance of $374,000, recovery of bad debt of $27,000 and decrease in general allowance of $222,000).  Management believes that the specific allowance for loan losses is appropriate given the estimated fair values of the underlying collateral of impaired loans.

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

We require liquidity to:

•	fund future loan investments;
•	to improve and maintain real estate properties;
•	to repay principal and interest on our borrowings;
•	to pay our expenses, including compensation to our Manager;
•	to pay U.S. federal, state, and local taxes of our TRSs;
•	to distribute a minimum of 90% of our REIT taxable income and to make investments in a manner that enables us to maintain our qualification as a REIT; and
•	to make tax payments associated with undistributed capital gains.
We intend to meet these liquidity requirements primarily through the following:

•	the use of our cash and cash equivalent balances of $24,368,000 as of September 30, 2017;
•	cash generated from operating activities, including interest income from our loan portfolio and income generated from our real estate properties;
•	proceeds from the sales of real estate properties;
•	proceeds from our line of credit;
•	proceeds from the construction loan obtained for the ZRV construction project; and
•	proceeds from potential future offerings of our equity securities.

The following table summarizes our cash flow activity for the periods presented:

	Nine Months Ended September 30,
	2017	2016
Net cash used in operating activities	$(160,516)	$(1,578,896)
Net cash provided by investing activities	39,302,850	61,319,101
Net cash used in financing activities	(15,208,508)	(50,293,416)

During the nine months ended September 30, 2017, our cash and cash equivalents increased approximately $23,934,000 primarily due the sale of the TSV land in April 2017, offset by loan originations, net of loan repayments during the period.

Operating Activities

Cash flows from operating activities are primarily rental and other income from real estate properties, net of real estate expenses, and interest received from our investments in loans, offset by payment of operating expenses. For the nine months ended September 30, 2017, cash flows used in operating activities decreased $1,418,000, compared to the nine months ended September 30, 2016. The decrease reflects increased interest income earned on loans and lower interest expense during 2017, as compared to 2016, net of higher management and service fees and general and administrative expenses.

Investing Activities

Net cash provided by investing activities for both periods presented reflect our investing activity. For the nine months ended September 30, 2017, cash flows from investing activities decreased $22,016,000 as compared to the nine months ended September 30, 2016. Approximately $39,303,000 was provided by investing activities during the nine month period of 2017 as $104,624,000 was received from the sales of real estate, from loan payoffs and from transfer from restricted cash, which was partially offset by $65,395,000 that was used for investments in loans and real estate properties. Approximately $61,319,000 was provided by investing activities during the nine month period as $128,024,000 was received from the sales of real estate properties, the payoff of loans and transfer from restricted cash, which was partially offset by an aggregate of $66,762,000 that was used for investment in loans and improvements to real estate properties during the period

Financing Activities

Net cash used in financing activities totaled approximately $15,209,000 for the nine months ended September 30, 2017 and consisted primarily of $8,758,000 of net repayments on our lines of credit and notes payable, $3,197,000 of share repurchases pursuant to the 2017 Repurchase Plan and $3,241,000 of dividends paid to stockholders. Net cash used in financing activities totaled approximately $50,293,000 for the nine months ended September 30, 2016 and consisted primarily of $38,183,000 of net repayments on our lines of credit and notes payable, $8,127,000 of distributions to non-controlling interests and $3,773,000 of dividends paid to stockholders.

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

Contractual Obligations and Commitments
There were no material changes outside of the ordinary course of business in the contractual obligations and commitments as reported in our Annual Report on Form 10-K for the year ended December 31, 2016.  Our debt obligations are described in more detail in Note 7 — "Line of Credit Payable" and Note 8 – "Notes and Loans Payable on Real Estate."  Refer to Note 14 — "Commitments and Contingencies" and below for a description of our other contractual obligations as of September 30, 2017.

Company Debt

The terms of the Company debt summarized below are described in more detail in Note 7 – "Line of Credit Payable" and Note 8 – "Notes and Loans Payable on Real Estate".

CB&T Line of Credit

As of September 30, 2017, the total amount available to borrow under the CB&T Credit Facility was $38,937,000 and there was no balance outstanding (leaving $38,937,000 available). As of November 3, 2017, the total amount available to borrow under the CB&T Credit Facility is $28,263,000 and there was no balance outstanding (leaving $28,263,000 available).  Interest on borrowings under the CB&T Credit Facility are payable monthly and all amounts outstanding under the facility are to be repaid not later than March 1, 2018 and advances may be made up to that date.

Tahoe Stateline Venture, LLC Loan Payable
The full amount available under the TSV Loan has been borrowed, and the balance of the TSV Loan was approximately $13,342,000 as of September 30, 2017 and $13,276,000 as of November 3, 2017. Principal and interest is payable monthly and the balance of the loan is due on the maturity date, which is January 1, 2021.

ZRV Construction Loan
The balance of the ZRV Loan was approximately $16,724,000 as of September 30, 2017 and approximately $16,808,000 as of November 3, 2017. As of September 30, 2017, there was approximately $695,000 available to borrow on the ZRV Loan. Monthly interest payments are required from an established interest reserve. In addition, commencing on August 18, 2017 and continuing on the last day of each quarter thereafter during the term of the Loan, $6 million of principal is required to be repaid. The balance of the ZRV Loan is due on August 3, 2018.

Commitments and Contingencies

As of September 30, 2017, we have commitments to advance additional funds to borrowers of construction, rehabilitation and other loans (including interest reserves) in the total amount of approximately $29,772,000.
Contingency Reserves

We are required to maintain cash, cash equivalents and marketable securities as contingency reserves in an aggregate amount of at least 1.50% of Capital (as defined in our charter). Although the Manager believes the contingency reserves are adequate, it could become necessary for us to sell or otherwise liquidate certain of our investments or other assets to cover such contingencies on terms which might not be favorable to us. The contingency reserves held in restricted cash and/or cash and cash equivalents were approximately $3,733,000 and $3,738,000 as of September 30, 2017 and December 31, 2016, respectively.

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

Our operating results are exposed to the risks related to interest rate fluctuations as the results depend to a significant extent on the differences between income from our loans and our borrowing costs. We generally originate fixed rate loan investments and partially finance those investments with floating rate liabilities.  Our investments in fixed rate assets are generally exposed to changes in value due to interest rate fluctuations; however, the short maturity and low debt to investments of our loan portfolio are intended to partially offset that risk. Our average weighted maturity of fixed rate loans as of September 30, 2017 is approximately 8 months though in the past we have extended the maturity date on certain loans which would increase our exposure to interest rate risk.  In addition, our outstanding variable rate debt to loan investments as of September 30, 2017 is 12%. All of our variable rate investment loans and certain of our borrowings are subject to various interest rate floors. As a result, the impact of a change in interest rates may be different on our interest income than it is on our interest expense.  As a result of the floors on our variable rate investment loans (which are a small part of our loan portfolio), and the short term nature of these loans, the impact of a change in prevailing interest rates on our income is unlikely to be material.

The following table projects the potential impact on our interest expense for a 12-month period assuming an instantaneous increase of 100 basis points in 3 Month LIBOR and one percent in the Prime Rate based on balances outstanding as of September 30, 2017:

	September 30, 2017
	Variable Rate Loans tied to 3 Mo. Libor	Variable Rate Loans tied to Prime Rate	Total

Aggregate Principal Balance of Debt	$—	$16,724,325	$16,724,325

Effect of 100 basis point increase in 3 Mo. Libor	$—	$—	$—
Effect of one percent increase in the Prime Rate	—	167,243	167,243
Totals	$—	$167,243	$167,243

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

Item 4. Controls and Procedures

Management of the Company carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the fiscal quarter ended September 30, 2017. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017, which is the end of the period covered by this quarterly report on Form 10-Q,  the Company's disclosure controls and procedures are effective.

There have been no changes in the Company's internal control over financial reporting in the fiscal quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016 and in our quarterly report on Form 10-Q for the quarter ended June 30, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes information about the Company's repurchases of its shares of Common Stock, based on settlement date, during the quarterly period ended September 30, 2017:

Issuer Repurchase of Equity Securitiesi

Period	Total Number of Shares Purchasedii	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 through July 31	30,891	$ 17.15	30,891	Dollar amount: $9,472,003iii
August 1 through August 31	81,574	$ 17.33	81,574	Dollar amount: $8,063,137iii
September 1 through September 30	71,099	$ 17.63	71,099	Dollar amount: $6,813,384iii
Total	183,564	$ 17.42	183,564
________________________________
i On June 9, 2017, the Board of Directors publicly announced the 2017 Repurchase Plan that enables the Company to buy up to $10.0 million of its Common Stock. Purchases began in July 2017. The 2017 Repurchase Plan is set to expire on January 15, 2018, although the Company may terminate the 2017 Repurchase Plan at any time.

ii The Company has entered into agreements pursuant to SEC Rule 10b5-1 authorizing a third-party broker to purchase shares on the Company's behalf from time to time, including without limitation during normal blackout periods, in accordance with trading instructions included in such agreements.

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

OWENS REALTY MORTGAGE, INC.

Dated: November 8, 2017	By:	/s/ Bryan H. Draper
Bryan H. Draper, Chief Executive Officer and President
(Principal Executive Officer)
Dated: November 8, 2017	By:	/s/ Melina A. Platt
Melina A. Platt, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)