Form 10-K
period 2017-12-31
Owens Realty Mortgage, Inc.
filed 2018-03-13
CIK 1556364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
-------------------------------------

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017

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

(925) 935-3840
Registrant's Telephone Number,
Including Area Code

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	NYSE American

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [   ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [   ]  No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ]	Smaller reporting company [ ]	Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ] No [X]

The aggregate market value of voting and non-voting equity held by non-affiliates of the registrant was approximately $167,822,000 on the last business day of the registrant's most recently completed second fiscal quarter, June 30, 2017, based on the closing sales price of $16.96 on that date for shares of the registrant's common stock as reported by the NYSE American. For this computation, the registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the registrant and certain other stockholders; such an exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.

As of March 9, 2018, there were 9,091,454 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

TABLE OF CONTENTS

PART I

 PART II

PART III

PART IV
Item 15.	Exhibits, Consolidated Financial Statement Schedules	126
Item 16.	Form 10-K Summary	127

Signatures	128

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
The shares of Common Stock issued pursuant to the Merger were registered under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to a Registration Statement on Form S-4 (File No. 333-184392), which was declared effective by the Securities and Exchange Commission (the "SEC")  on February 12, 2013. Pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Registrant is deemed to be the successor issuer to the Predecessor and the Registrant's Common Stock was subsequently registered under Section 12(b) of the Exchange Act and is listed on the NYSE American.
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
PART I

Item 1. BUSINESS

We are a specialty finance company that focuses on the origination, investment and management of commercial real estate loans, primarily in the Western U.S. We provide customized, short-term loans to small and middle-market investors and developers that require speed and flexibility. We also hold investments in real estate properties. Our investment objective is to provide investors with attractive current income and long-term shareholder value.  Our Common Stock is traded on the NYSE American under the symbol "ORM".

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

The following table shows the total Company stockholders' equity, loans, real estate properties and net income (loss) attributable to common stockholders as of or for the years ended December 31, 2017, 2016, 2015, 2014 and 2013:

	ORM Stockholders' Equity	Loans	Real Estate Properties	Net Income Attributable to Common Stockholders
2017……………………….	$200,989,727	$146,171,650	$80,466,125	$8,679,848
2016……………………….	$215,527,877	$129,682,311	$113,123,398	$24,409,770
2015……………………….	$194,979,998	$106,743,807	$153,838,412	$23,569,116
2014……………………….	$184,571,858	$68,033,511	$163,016,805	$7,929,629
2013……………………….	$179,874,410	$58,796,293	$135,315,964	$8,732,897

As of December 31, 2017, we held investments in 61 loans, secured by liens on title and leasehold interests in real property. 54% of the loans are located in Northern California. The remaining 46% are located in Southern California, Arizona, Colorado, Hawaii, Illinois, Indiana, Michigan, Nevada, Ohio, Texas, Washington and Wisconsin.

The following table sets forth the types and maturities of loans held by us as of December 31, 2017:

TYPES AND MATURITIES OF LOANS
(As of December 31, 2017)

	Number of Loans	Amount	Percent

Senior loans	58	$142,782,492	97.68%
Junior loans	3	3,389,158	2.32%
	61	$146,171,650	100.00%

Maturing on or before December 31, 2017 (past maturity)	13	$14,692,398	10.05%
Maturing on or between January 1, 2018 and December 31, 2019	43	123,991,601	84.83%
Maturing on or between January 1, 2020 and March 1, 2028	5	7,487,651	5.12%
	61	$146,171,650	100.00%

Commercial	44	$127,873,281	87.48%
Residential	13	13,170,795	9.01%
Land	4	5,127,574	3.51%
	61	$146,171,650	100.00%

We have established an allowance for loan losses of approximately $1,828,000 as of December 31, 2017. The above amounts reflect the gross amounts of our loans without regard to such allowance.

The average loan balance of the loan portfolio is $2,396,000 as of December 31, 2017. Of such investments, 15% earn a variable rate of interest and 85% earn a fixed rate of interest. All were negotiated according to our investment standards.

We have other assets in addition to loans, comprised principally of the following, as of December 31, 2017:

•	$5,671,000 in cash and cash equivalents and restricted cash required to transact our business and/or in conjunction with contingency and escrow reserve requirements;
•	$80,466,000 in real estate held for sale and investment;
•	$3,207,000 in deferred tax assets;
•	$2,141,000 in investment in limited liability company;
•	$2,430,000 in interest and other receivables;
•	$27,000 in deferred financing costs, net; and
•	$725,000 in other assets.
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
A review normally includes conducting a physical evaluation of the property securing the loan and the area in which the property is located, and obtaining information regarding the property's occupancy. In some circumstances, management may determine that a more extensive review is warranted, and may obtain an updated appraisal, updated financial information on the borrower or other information. As of December 31, 2017, we obtained updated appraisals on certain of the properties securing our trust deed investments and certain of our wholly- and majority- owned real estate properties.

As of December 31, 2017 and 2016, we had nine and two loans, respectively, that were impaired totaling approximately $8,534,000 and $4,884,000, respectively. This included matured loans totaling $7,107,000 and $4,656,000 as of December 31, 2017 and 2016, respectively. In addition,  seven loans totaling approximately $7,585,000 and $8,686,000 were past maturity but not considered impaired as of December 31, 2017 and 2016, respectively (combined total of impaired and past maturity loans of $16,119,000 and $13,570,000, respectively). Of the impaired and past maturity loans none were in the process of foreclosure and none involved borrowers who were in bankruptcy as of December 31, 2017 and 2016. We foreclosed on no loans during the year ended December 31, 2017. We foreclosed on one loan during the year ended December 31, 2016 with a principal balance of $1,079,000 and obtained the property via the trustee sale.

There was one loan with a principal balance of $1,145,000 modified as a troubled debt restructuring during the year ended December 31, 2017. There were no loans modified as troubled debt restructurings during the years ended December 31, 2016 and 2015.

Of the $4,884,000 in loans that were impaired as of December 31, 2016, both loans remained impaired (balance of $1,030,000 as of December 31, 2017).

Following is a table representing our delinquency/impairment experience and foreclosures as of and during the years ended December 31, 2017, 2016, 2015, 2014 and 2013:

	2017	2016	2015	2014	2013
Delinquent/Impaired Loans	$8,534,000	$4,884,000	$8,694,000	$22,316,000	$31,738,000
Loans Foreclosed	$—	$1,079,000	$—	$7,671,000	$26,187,000
Total Loans	$146,172,000	$129,682,000	$106,744,000	$68,034,000	$58,796,000
Percent of Delinquent Loans to Total Loans	5.84%	3.77%	8.14%	32.80%	53.98%

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

Compensation and Reimbursement from the Company

Management Fees

Up until July 1, 2017, management fees have been paid by the Company to the Manager monthly not to exceed 2.75% annually of the average unpaid balance of our loans at the end of each of the 12 months in the calendar year (the "Existing Management Fee"). Since this fee was paid monthly, it could exceed 2.75% in one or more months, but the total fee in any one year was limited to a maximum of 2.75%, and any amount paid above this had to be repaid by the Manager to the Company. The Manager was entitled to receive a management fee on all loans, including those that were delinquent. The Manager believed this was justified by the added effort associated with such loans. In certain past years, the Manager had chosen not to take the maximum allowable compensation; however, in recent years, the Manager elected to take the maximum compensation

In August 2017, our Board and the Manager agreed to adjust the Existing Management Fee on an interim basis to a monthly management fee that equals 1/12th of 1.50% of the Company's Stockholders' Equity, subject to the additional details of the calculation as described in "Related Party Transactions – Management Fees and Expenses – Interim Fee Reduction and Amendment Proposal to Permanently Reduce Management Fees and Expenses" in Item 13 of this Annual Report (the "Interim Management Fee"). The Interim Management Fee is payable during the period commencing July 1, 2017 and ending on March 31, 2018 (the "Interim Adjustment Period"), and is intended to reduce the management fees that would otherwise be payable by the Company during the Interim Adjustment Period.

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

Proposal to Amend Management Agreement and Permanently Reduce Management Fees and Expenses

On March 13, 2018, we announced that our Board and the Manager have reached a non-binding agreement in principle to amend the Management Agreement to make the following changes to the Manager's compensation structure (the "Amendment Proposal"): (1) to make permanent the Interim Management Fee adjustment along with an additional adjustment such that the monthly management fee payable will equal (i) one-twelfth (1/12) multiplied by (ii) (a) 1.50% of the first $300,000,000 of the Company's Stockholders' Equity and (b) 1.25% of the Company's Stockholders' Equity that is greater than $300,000,000, (2) to share with the Company 30% of all loan origination, acquisition and other fees and late payment charges paid in connection with our loans, with the remaining 70% of such fees and charges to be paid to the Manager, (3) to eliminate the payment of servicing fees to the Manager for the Manager's services as servicing agent with respect to our loans, and (4) to eliminate the expense reimbursement to the Manager for certain expenses, including the salary and related salary expense of the Manager's non-management and non-supervisory personnel. While the Company and the Manager caution that no assurances can be made regarding the timing or certainty of entering a definitive agreement relating to the Amendment Proposal, if a definitive agreement implementing the Amendment Proposal is not executed by March 31, 2018, the Manager has agreed that the Company will only be obligated to pay, and the Manager will only be entitled to receive, the reduced management fee contemplated under paragraph (1) above of the Amendment Proposal from and after April 1, 2018.  The foregoing summary of the Amendment Proposal is subject to the additional details as described in "Related Party Transactions – Management Fees and Expenses – Interim Fee Reduction and Amendment Proposal to Permanently Reduce Management Fees and Expenses" in Item 13 of this Annual Report.

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

        We generally employ similar underwriting standards as conventional lenders, such as banks. However, as a specialty finance lender, we are more willing to invest in real estate loans to borrowers that conventional lenders may have rejected for not being creditworthy.  When making these loans we attempt to mitigate the added risk by requiring greater equity in the property.  Borrowers are willing to pay us higher interest rates than conventional lenders charge to obtain these loans. In addition, we usually are able to generate higher fees and charge higher interest rates for our loans because we typically can underwrite and close a loan more rapidly than a conventional lender.  The loans we invest in are typically short in duration, usually less than three years, and bridge the acquisition or improvement of properties that undergo an economic transformation. The short maturity terms of our loans add a degree of risk, as the borrowers are forced to find suitable replacement financing or to sell their property in order to pay off the loan.

Investment in Real Estate Loans

Our acquisition and investment policies are to invest at least 86.5% of our capital in real estate loans and activities related thereto.  Due to the declining economy and reductions in real estate values prior to 2013, we experienced increased foreclosures which resulted in our ownership of significantly more real estate than in the past. Therefore, while we initially adhered to our policies of investing at least 86.5% of our capital in real estate loans, economic conditions beyond our control have resulted in less than 86.5% of our capital being accounted for as investments in real estate loans. As of December 31, 2017, approximately 60% of our assets were classified as investments in real estate loans (net of allowance for loan losses).  Additionally, we must maintain a contingency reserve in an aggregate amount of at least 1.5% of our capital pursuant to our charter.

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

Construction and Rehabilitation Loans

Construction and rehabilitation loans are loans made for both original development and renovation of property. Construction and rehabilitation loans invested in by us are generally secured by first deeds of trust on real property for terms of six months to two years. In addition, if the secured property is being developed, the amount of such loans generally will not exceed 75% of the post-development appraised value. We will not usually disburse funds on a construction or rehabilitation loan until work in the previous phase of the project has been completed, and an independent inspector has verified completion of work to be paid for. In addition, we require the submission of signed labor and material lien releases by the contractor in connection with each completed phase of the project prior to making any periodic disbursements of loan proceeds. As of December 31, 2017, our loan portfolio contains fourteen construction/rehabilitation loans with aggregate outstanding principal balances totaling $21,751,000.

Leasehold Interest Loans

Loans on leasehold interests are secured by an assignment of the borrower's leasehold interest in the particular real property. Such loans are generally for terms of from six months to 15 years. Leasehold interest loans generally do not exceed 75% of the value of the leasehold interest at origination. The leasehold interest loans are either amortized over a period that is shorter than the lease term or have a maturity date prior to the date the lease terminates. These loans permit OFG to cure any default under the lease. As of December 31, 2017, our loan portfolio does not contain any leasehold interest loans.

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

Balloon Payment

As of December 31, 2017, 99.9% of our loans provide for a "balloon payment" on the principal amount due upon maturity of the loan (including both interest only and amortizing loans with a balloon payment). As of December 31, 2017, one loan (0.1% of total loans) was a fully amortizing loan with a principal balance of approximately $214,000 and a remaining term of 216 months. There are no specific criteria used in evaluating the credit quality of borrowers for loans requiring balloon payments. Furthermore, a substantial period of time may elapse between the review of the financial statements of the borrower and the date when the balloon payment is due. As a result, there is no assurance that a borrower will have sufficient resources to make a balloon payment when due. To the extent that a borrower has an obligation to pay the  loan principal in a large lump sum payment, its ability to repay the loan may be dependent upon its ability to sell the property, obtain suitable refinancing or otherwise raise a substantial amount of cash. As a result, these loans can involve a higher risk of default than amortizing loans (where principal is paid at the same time as the interest payments).

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

Fixed Rate Loans

Approximately 84.8% ($123,883,000) and 92.4% ($119,876,000) of our loans as of December 31, 2017 and 2016, respectively, bear interest at a fixed rate. The weighted average interest rate of such loans as of December 31, 2017 and 2016 was approximately 7.7% and 7.9%, respectively.

Variable and/or Split Rate Loans

Approximately 15.2% ($22,289,000) and 7.6% ($9,806,000) of our loans as of December 31, 2017 and 2016, respectively, bear interest at a variable rate or include terms whereby the interest rate is increased at a later date. Currently, variable rate loans use the Prime rate (4.50% and 3.75% at December 31, 2017 and 2016), the three-month LIBOR rate (1.69% and 1.00% at December 31,  2017 and 2016, respectively) and the six-month LIBOR rate (1.84% and 1.32% at December 31, 2017 and 2016, respectively). OFG may negotiate spreads over these indices of 3.0% to 9.0%, although there is no assurance that spreads will not be lower or higher depending upon market conditions at the time the loan is made.

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

Loans to Affiliates

We will not provide loans to OFG or an affiliate except for in connection with any advance of expenses or indemnification permitted by our charter, bylaws and the Management Agreement

Purchase of Loans from Affiliates

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
Competition

Our major competitors in providing specialty finance loans are specialty finance companies, private debt funds, banks, conduit lenders (and to a lesser extent other mortgage REITs, institutional investors and other entities).  No particular competitor dominates the market. Many of the companies against which we compete have substantially greater financial, technical and other resources than us. Furthermore, additional mortgage REIT's with investment objectives similar to ours and other competitors may be organized in the future. Competition in our market niche depends upon a number of factors, including price and interest rates of the loan, speed of loan processing, cost of capital, reliability, quality of service and support services. While we are seeing increasing amounts of competition from new and established competitors in our loan markets, we remain competitive in large part because OFG generates substantially all loans and is able to provide expedited loan approval, processing and funding. OFG has been in the business of making or investing in loans since 1951.

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

Employees

The Company does not have employees, other than two full-time and one part-time employee(s) that work directly for its wholly-owned subsidiary, Brannan Island, LLC. OFG provides all of the employees (including our officers) necessary for our operations pursuant to the Management Agreement. As of December 31, 2017, OFG had eleven full-time and five part-time employees. All employees are at-will employees and none are covered by collective bargaining agreements.

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

Our ability to achieve our investment objectives and to make distributions to you depends upon OFG's performance in obtaining, processing, making and brokering loans for us to invest in and determining the financing arrangements for borrowers. You will have no opportunity to evaluate the financial information or creditworthiness of borrowers, the terms of loans, the real property that is our collateral or other economic or financial data concerning our loans.  Furthermore, the Manager is authorized to make most investments without prior approval of the Company's board of directors. The Manager has great latitude within the broad investment guidelines in determining the types of assets that are proper investments for the Company, which could result in investment returns that are substantially below expectations or that result in losses, which would materially and adversely affect the Company's business operations and results. Furthermore, OFG has no fiduciary obligations to us or our stockholders, has conflicts of interest arising as a result of our fee structure, and is not required to devote its employees full time to our business and may devote time to business interests competitive with our business.

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

OFG will receive fees from borrowers that would otherwise increase our returns. Because OFG receives all of these fees, our interests will diverge from those of OFG and William C. Owens (as well as Bryan H. Draper, William E. Dutra and other members of management that have a significant ownership interest in OFG) when OFG decides whether we should charge the borrower higher interest rates or OFG should receive higher fees from borrowers.

OFG earned a total of approximately $3,908,000, $3,585,000 and $2,238,000 for the fiscal years ended December 31, 2017, 2016 and 2015, respectively, from ORM for managing the Company and servicing its loans. In addition, OFG earned a total of approximately $2,598,000, $2,617,000 and $1,993,000 in fees from borrowers for the fiscal years ended December 31, 2017, 2016 and 2015, respectively. The total amount earned by OFG that is paid by borrowers represents fees on loans originated or extended for the Company (including loan fees, late payment charges and miscellaneous fees).

During the Interim Adjustment Period the Existing Management Fee, which is calculated as a percentage of our loan balances and could potentially incentivize our Manager to cause us to make loans to increase management fees, has been reduced to the monthly Interim Management Fee that equals 1/12th of 1.50% of the Company's Stockholders' Equity, subject to the additional details of the calculation as described in "Related Party Transactions – Management Fees and Expenses – Interim Fee Reduction and Amendment Proposal to Permanently Reduce Management Fees and Expenses" in Item 13 of this Annual Report. On March 13, 2018, the Manager and our Board announced an Amendment Proposal to revise certain aspects of the Manager's compensation structure, and as part of that announcement they have agreed to make permanent, effective April 1, 2018, the Interim Management Fee adjustment along with an additional adjustment such that the monthly management fee payable will equal (i) one-twelfth (1/12) multiplied by (ii) (a) 1.50% of the first $300,000,000 of the Company's Stockholders' Equity and (b) 1.25% of the Company's Stockholders' Equity that is greater than $300,000,000.  Additional details of this permanent fee reduction, and other aspects of the Amendment Proposal, are described in "Related Party Transactions – Management Fees and Expenses – Interim Fee Reduction and Amendment Proposal to Permanently Reduce Management Fees and Expenses" in Item 13 of this Annual Report.

Our Manager will face conflicts of interest concerning the allocation of its personnel's time.

Our Manager and William C. Owens, who owns 62.5% of the outstanding shares of stock of OFG as of December 31, 2017, although unlikely, may also sponsor other real estate programs having investment objectives and policies similar to ours. As a result, OFG and William C. Owens (as well as Bryan H. Draper, William E. Dutra and other members of management that have a significant ownership interest in OFG) may have conflicts of interest in allocating their time and resources between our business and other activities. During times of intense activity in other programs and ventures, OFG and its key people may devote less time and resources to our business than they ordinarily would. Our Management Agreement with OFG does not specify a minimum amount of time and attention that OFG and its key people are required to devote to the Company. Thus, OFG may not spend sufficient time managing our operations, which could result in our not meeting our investment objectives. Currently, OFG does not sponsor other real estate programs or any other programs that have an objective and policies similar to those of the Company.

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

Risks Related to Our Business

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

      As of December 31, 2017, most of our loans do not have a prepayment penalty or exit fee. Based on our Manager's historical experience, we expect that at least 90% of our loans will continue to not have a prepayment penalty. Should interest rates decrease, our borrowers may prepay their outstanding loans with us in order to receive a more favorable rate. This may reduce the amount of income we have available to distribute to you.

In the event of a significant rising interest rate environment, the costs of borrowing may increase rapidly, which may negatively impact new loan originations by reducing demand for real estate lending. Additionally, increases in market interest rates may result in a decrease in the liquidity and value of our loans, most of which are made at a fixed rate, and our real estate holdings, and could make it more difficult for borrowers of our mortgage loans to refinance the loans with third party lenders or otherwise repay our loans.

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

Our competitors consist primarily of specialty finance companies, private debt funds, commercial banks and conduit lenders (and to a lesser extent, other mortgage REITs, institutional investors and other entities). Many of the companies against which we and OFG compete have substantially greater financial, technical and other resources than us or OFG. If our competitors decrease interest rates on their loans or make funds more easily accessible, we may be required to reduce our interest rates, which would reduce our revenues and the distributions you receive.

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

As of December 31, 2017, our portfolio had approximately $8,534,000 in delinquent and/or impaired loans (compared to $4,884,000 as of December 31, 2016). We also had approximately $20,737,000 of non-income producing real estate held for sale or investment for a total of $29,271,000 in non-performing assets, which represented approximately 15% of our total capital as of December 31, 2017.

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

The loans we invest in or purchase generally require the borrower to make a "balloon payment" on the principal amount upon maturity of the loan. A balloon payment is a large principal balance that is payable after a period of time during which the borrower has repaid none or only a small portion of the principal balance. As of December 31, 2017, 99.9% of our loans required balloon payments at the end of their terms. Loans with balloon payments are riskier than loans with even payments of principal over an extended time period like 15 or 30 years because the borrower's repayment depends on its ability to sell the property profitably, obtain suitable refinancing or otherwise raise a substantial amount of cash when the loan comes due. There are no specific criteria used in evaluating the credit quality of borrowers for loans requiring balloon payments. Furthermore, a substantial period of time may elapse between the review of the financial statements of the borrower and the date when the balloon payment is due. As a result, there is no assurance that a borrower will have sufficient resources to make a balloon payment when due.

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

As of December 31, 2017, our loan portfolio contains fourteen construction or rehabilitation loans with principal balances aggregating $21,751,000, and we have commitments to fund an additional $30,495,000 in the future on these loans and others (including interest reserves). We may make additional construction and rehabilitation loan commitments in the future. Construction and rehabilitation loans may be riskier than loans secured by properties with an operating history, because:

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

Although our loan portfolio does not contain any loans secured by leasehold interests as of December 31, 2017, we have made such loans in the past, and we may resume leasehold-secured lending in the future. Loans secured by leasehold interests are riskier than loans secured by real property because the loan is subordinate to the lease between the property owner (lessor) and the borrower, and our rights in the event the borrower defaults are limited to stepping into the position of the borrower under the lease, subject to its requirements of rents and other obligations and period of the lease.

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

As of December 31, 2017, our loan portfolio contained 2.3% in second mortgage and deed of trust loans and 0% in third mortgage and deed of trust loans. As of December 31, 2017, we were not invested in any wraparound mortgage or deed of trust loans.

Larger loans result in less diversity and may increase risk.

As of December 31, 2017, we were invested in a total of 61 loans, with an aggregate book value of approximately $146,172,000. The average book value of those loans was approximately $2,396,000, and the median book value was $1,565,000. Nine of such loans had a book value each of 3% or more of the aggregate book value of all loans, and the largest loan relationship had a total book value of 9.1% of all loans.

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

During the years ended December 31, 2017 and 2016, we recorded impairment losses on three of our real estate properties held for sale and investment in the aggregate amount of approximately $1,423,000 and $3,228,000, respectively.

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

Northern California real estate secured approximately 54% of the total loans held by us as of December 31, 2017. Northern California consists of Monterey, Kings, Fresno, Tulare and Inyo counties and all counties north of those. In addition, 22%, 7%, 5%, 3%, 2% and 2% of total loans were secured by Southern California, Michigan, Texas, Colorado, Ohio and Washington real estate, respectively. Other loans with principal balances of 1% or less of total loans are secured by real estate in Arizona, Hawaii, Illinois, Indiana, Nevada and Wisconsin. These concentrations may increase the risk of delinquencies on our loans when the real estate or economic conditions of one or more of those areas are weaker than elsewhere, for reasons such as:

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

The Company cannot predict the unintended consequences and market reactions that may stem from broad-based governmental intervention in the economic and financial system or from regulatory reform of the oversight of financial markets.

The U.S. government, the U.S. Federal Reserve (the "Federal Reserve"), the U.S. Treasury, the SEC and other governmental and regulatory bodies have taken or are taking various actions to address the underlying causes of, and to contain the fallout from, the global financial crisis in 2007 and 2008. For example, on July 21, 2010 former President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), which has changed the regulation of financial institutions and the financial services industry. On February 3, 2017, President Trump signed an executive order for a broad review of federal regulation of the U.S. financial system by the Secretary of the Treasury, in consultation with the heads of the member agencies of the Financial Stability Oversight Council. While the outcome is uncertain, there have been several indications that the new administration will seek to deregulate the U.S. financial industry, including by altering the Dodd-Frank Act, which may, among other things, decrease the restrictions on banks and other financial institutions and allow them to compete with us for investment opportunities that were previously not available to them. The Company cannot predict, the ultimate content, timing, or effect of changes that may result from such review, nor is it possible at this time to estimate the impact of any potential resulting legislation which could have a dramatic impact on the Company's business, results of operations and financial condition.

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

Our loans require that borrowers carry adequate hazard insurance for our benefit. Some events, however, are uninsurable, or insurance coverage for them is economically not practicable. Losses from earthquakes, floods or mudslides, for example, which occur in California, may be uninsured and cause losses to us on entire loans. Since December 31, 2017, no such loan loss has occurred.

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

While we had access to various sources of capital in 2017, our ability to access capital in 2018 and beyond will be subject to a number of factors, many of which are outside of our control, such as conditions prevailing in the credit, real estate and equity markets. There can be no assurance that we will have access to additional liquidity when needed or that future debt or equity financing will be available on terms that are acceptable to us. We may also encounter difficulty in selling assets or executing other capital raising strategies on acceptable terms in a timely manner. Our inability to obtain adequate capital could have a material adverse effect on our business, financial condition, liquidity, and operating results, which might result in our inability to meet current loan funding commitments or customer demand for our loans, both of which could adversely affect our results of operations and financial condition.

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

An increase in our borrowing costs relative to the interest we earn on our interest earning and leveraged assets may adversely affect our profitability and the cash available for distributions to stockholders.

We earn income based upon the spread between the interest income on our interest earning and leveraged assets and the interest expense we incur on our borrowings. Borrowing rates are currently at historically low levels that may not be sustained in the long run. Our Credit Facilities and certain other borrowings bear interest at variable rates, and we may incur additional debt in the future. An increase in market interest rates would increase our interest expense, and if we are unable to pass increases in our cost of funds through to our borrowers, would reduce the spread between the cost of our borrowings relative to the interest we earn on our leveraged loan assets, which might reduce earnings and cash available for distribution to you. In addition, these increases could adversely affect our financial position and the market price of our Common Stock.

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

•
these types of actions could cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundaments and prospects of our business; and

•	if individuals are elected to our Board with a specific agenda, it may adversely affect our ability to effectively implement our business strategy and create additional value for our stockholders.

The public market for our Common Stock may be limited.

There may be limited interest in investing in our Common Stock and, while we are listed on the NYSE American and our shares have been trading for a relatively short period, we cannot assure you that an established or liquid trading market for the Common Stock will develop or that it will continue if it does develop. In the absence of a liquid public market with adequate investor demand, you may be unable to liquidate your investment in our Common Stock.

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

Our Common Stock is listed on the NYSE American. As a listed company, we have incurred additional legal, accounting and other expenses that we did not incur as a non-listed company. We have also incurred costs associated with corporate governance requirements, as well as new accounting pronouncements and new rules implemented by the SEC, NYSE American, or any other applicable national securities exchange. Any expenses required to comply with evolving standards may result in increased general and administrative expenses and a diversion of management time and attention from our business. In addition, these laws and regulations could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially greater costs to obtain the same or similar coverage. We are currently evaluating and monitoring developments with respect to these laws and regulations and cannot predict or estimate the amount or timing of additional costs we may incur in responding to their requirements.

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

If we fail to qualify as a REIT in any taxable year, we would be subject to U.S. federal income tax  on our taxable income at corporate rates, and we would not be allowed to deduct distributions made to our stockholders in computing our taxable income. We may also be disqualified from treatment as a REIT for the four taxable years following the year in which we failed to qualify. The additional tax liability would reduce our net earnings available for investment or distribution to stockholders. In addition, we would no longer be required to make distributions to our stockholders. Even if we continue to qualify as a REIT, we will continue to be subject to certain U.S. federal, state and local taxes on our income and property.

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

The U.S. federal income tax laws governing REITs and the administrative interpretations of those laws are constantly under review and may be amended or changed at any time. We cannot predict when or if any new federal income tax law or administrative interpretation, or any amendment to any existing federal income tax law or administrative interpretation, will be adopted, promulgated or become effective and any such changes may take effect retroactively.  We and our stockholders could be adversely affected by any such change in, or any new, federal income tax law or administrative interpretation.

Stockholders and prospective investors are urged to consult with their tax advisors regarding the effects of recently enacted tax legislation and other legislative, regulatory and administrative developments.

On December 22, 2017, President Trump signed into law H.R. 1, informally titled the Tax Cuts and Jobs Act (the "TCJA"). The TCJA makes major changes to the Code, including a number of provisions of the Code that affect the taxation of REITs and their stockholders. Among the changes made by the TCJA are permanently reducing the generally applicable corporate tax rate, generally reducing the tax rate applicable to individuals and other non-corporate taxpayers for tax years beginning after December 31, 2017 and before January 1, 2026, eliminating or modifying certain previously allowed deductions (including substantially limiting interest deductibility and, for individuals, the deduction for non-business state and local taxes), and, for taxable years beginning after December 31, 2017 and before January 1, 2026, providing for preferential rates of taxation through a deduction of up to 20% (subject to certain limitations) on most ordinary REIT dividends and certain trade or business income of non-corporate taxpayers. The TCJA also imposes new limitations on the deduction of net operating losses, which may result in us having to make additional taxable distributions to our stockholders in order to comply with REIT distribution requirements or avoid taxes on retained income and gains. The effect of the significant changes made by the TCJA is highly uncertain, and administrative guidance will be required in order to fully evaluate the effect of many provisions. The effect of any technical corrections with respect to the TCJA could have an adverse effect on us or our stockholders. Stockholders and prospective investors should consult their tax advisors regarding the implications of the TCJA on their investment in our common stock.

Distributions from a REIT are currently taxed at a higher rate than corporate distributions.

Currently, the maximum U.S. federal income tax rate on both distributions from certain domestic and foreign corporations and net capital gain for individuals is 23.8% (including the 3.8% net investment income tax). However, this rate of tax on distributions generally will not apply to our distributions (except those distributions identified by the Company as "capital gain dividends" which are taxable as long-term capital gain), and therefore such distributions generally will be taxed as ordinary income. However, for taxable years beginning after December 31, 2017 and before January 1, 2026, new legislation provides for a deduction of up to 20% (subject to certain limitations) on most ordinary REIT dividends and certain trade or business income of non-corporate taxpayers. Ordinary income generally is subject to U.S. federal income tax at a maximum rate of 33.4% for individuals (including the 3.8% net investment income tax and after factoring in a 20% deduction for pass-through income). The higher tax rate on the Company's distributions may cause the market to devalue our Common Stock relative to stock of those corporations whose distributions qualify for the lower rate of taxation.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

The Manager operates from its executive offices at 2221 Olympic Boulevard, Walnut Creek, CA 94595 (the "Executive Office"). The lessor is Olympic Blvd. Partners, a California Limited Partnership ("OBP"), of which the Manager is a 50% general partner. The Executive Office is the sole asset of OBP. The Executive Office is subject to a loan with a principal balance of $616,780 as of December 31, 2017 with monthly payments of interest and principal of $3,988 and a balloon payment of $583,332 due on December 31, 2019. The Company does not have separate offices.

As of December 31, 2017, we hold title to sixteen real estate properties that were acquired through foreclosure including properties held within four wholly-owned limited liability companies and within two wholly-owned corporations (see below). As of December 31, 2017, the total carrying amount of these properties was $80,466,000. Seven of the properties are being held for long-term investment and the remaining nine properties are currently being marketed for sale. We also have a 50% ownership interest in a limited liability company accounted for under the equity method that owns property located in Santa Clara, California with a carrying amount of $2,141,000 as of December 31, 2017.

•	The Company's (or related entities) title to all properties is held as fee simple.
•	There are mortgages or encumbrances to third parties on two of our real estate properties (see below for Tahoe Stateline Venture, LLC ("TSV") and Zalanta Resort at the Village, LLC ("ZRV")).
•
Of the sixteen properties held, eight of the properties are income-producing. Only minor renovations and repairs to the properties are currently being made or planned (other than continued tenant improvements on real estate held for sale and investment).

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

For purposes of assessing potential impairment of value during 2017, 2016 and 2015, we obtained updated appraisals or other valuation support on certain of our real estate properties held for sale and investment, which resulted in additional impairment losses on three, three and one properties, respectively, in the aggregate amount of approximately $1,423,000, $3,228,000 and $1,589,000, respectively, recorded in the consolidated statements of operations.

Real estate properties held for sale as of December 31, 2017 and 2016 consisted of the following properties acquired through foreclosure:
	December 31, 2017	December 31, 2016
Undeveloped, industrial land, San Jose, California - transferred to held for investment in 2017	$—	$2,027,581
73 improved, residential lots, Auburn, California (held within Zalanta Resort at the Village, LLC)	4,121,867	3,781,867
Undeveloped, residential land, Coolidge, Arizona – transferred from held for investment in 2017	1,017,600	—
Golf course, Auburn, California (held within Lone Star Golf, Inc.)	1,999,449	1,970,437
3 improved residential lots, Coeur D'Alene, Idaho (previously 6 lots before lot line adjustments – transferred from held for investment in 2017	350,897	—
Unimproved, residential and commercial land, Gypsum, Colorado – sold in 2017	—	139,498
Marina and yacht club with 179 boat slips, Isleton, California (held within Brannan Island, LLC) – transferred from held for investment in 2017	2,207,675	—
Unimproved, residential and commercial land, Bethel Island, California (held within Sandmound Marina, LLC) – transferred from held for investment in 2017	2,338,233	—
Assisted living facility, Bensalem, Pennsylvania – transferred from held for investment in 2017	5,253,125	—
Commercial and residential land under development, South Lake Tahoe, California (held within Tahoe Stateline Venture, LLC) – sold in 2017	—	28,974,808
Retail complex and 23 residential condominium units, South Lake Tahoe, California (held within Zalanta Resort at the Village, LLC)*	32,260,603	34,805,253
Residential land, South Lake Tahoe, California (held within Zalanta Resort at the Village - Phase II, LLC) *	6,561,023	3,411,652
Office condominium complex, Oakdale, California (held within East G, LLC) – sold in 2017	—	732,539
	$56,110,472	$75,843,635
* Note: During 2017, $518,960 book value of land and $2,571,536 of construction and related costs related to common areas in the ZRV project were transferred from ZRV to ZRV II pursuant to a cost sharing agreement between the two entities.

Real estate held for investment, net of accumulated depreciation, is comprised of the following properties as of December 31, 2017 and 2016:
	December 31, 2017	December 31, 2016
Commercial buildings, Roseville, California	$492,350	$515,451
Undeveloped, industrial land, San Jose, California - transferred from held for sale in 2017	1,914,870	—
Undeveloped, residential land, Marysville, California – transferred to held for sale and sold in 2017	—	403,200
Undeveloped land, Auburn, California (formerly part of golf course owned by DarkHorse Golf Club, LLC)	103,198	103,198
One improved residential lot, West Sacramento, California – transferred to held for sale and sold in 2017	—	58,560
Undeveloped, residential land, Coolidge, Arizona – transferred to held for sale in 2017	—	1,017,600
Office condominium complex (13 and 15 units), Roseville, California	2,865,002	3,447,418
1/7th interest in single family home, Lincoln City, Oregon	93,647	93,647
12 condominium and 3 commercial units, Tacoma, Washington (held within Broadway & Commerce, LLC)	2,263,348	2,311,792
6 improved residential lots, Coeur D'Alene, Idaho – transferred to held for sale in 2017	—	316,800
Retail Complex, South Lake Tahoe, California (held within Tahoe Stateline Venture, LLC)	16,623,238	16,829,995
Marina and yacht club with 179 boat slips, Isleton, California (held within Brannan Island, LLC) – transferred to held for sale in 2017	—	2,555,306
Unimproved, residential and commercial land, Bethel Island, California (held within Sandmound Marina, LLC) – transferred to held for sale in 2017	—	2,335,448
Marina with 52 boat slips and campground, Bethel Island, California (held within Sandmound Marina, LLC) – transferred to held for sale and sold in 2017	—	1,470,639
Assisted living facility, Bensalem, Pennsylvania - transferred to held for sale in 2017	—	5,820,709
	$24,355,653	$37,279,763

We presently have no plans to significantly improve any of our real estate properties, other than continued tenant improvements on certain properties.

The only real estate properties with book values in excess of 10% of our total assets or properties still owned as of December 31,  2017 with gross revenue in excess of 10% of our total revenue are the properties located in South Lake Tahoe, California (held within TSV and ZRV).

Other operating data related to the TSV retail complex is as follows:

	2017	2016	2015
Average Annual Rental per Square Foot	$67.48	$61.45	$50.71
Federal Tax Basis of Depreciable Assets (all Commercial Buildings and Improvements)	$17,581,911	$17,579,856	$17,357,310
Depreciation Rate	Various	Various	Various
Depreciation Method	MACRS Straight Line	MACRS Straight Line	MACRS Straight Line
Depreciable Life	5-39 Years	5-39 Years	5-39 Years
Realty Tax Rate (1)	1.0871%	1.0860%	1.0907%
Annual Realty Taxes	$98,322	$192,253	$186,943
(1) Millage rate per Taxable Value.

Other operating data related to the ZRV retail units is as follows:

		2017		2016 (2)		2015 (2)
Average Annual Rental per Square Foot		$66.00	$	N/A	$	N/A
Federal Tax Basis of Depreciable Assets (all Commercial Buildings and Improvements)	$	N/A	$	N/A	$	N/A
Depreciation Rate (3)		N/A		N/A		N/A
Depreciation Method (3)		N/A		N/A		N/A
Depreciable Life (3)		N/A		N/A		N/A
Realty Tax Rate (1)		1.0871%		N/A		N/A
Annual Realty Taxes		$49,533	$	N/A	$	N/A
(1) Millage rate per Taxable Value.
(2) Construction of retail/residential complex was completed in 2017. Thus, this data is not applicable in 2015 and 2016.
(3) The ZRV properties are not being depreciated as all of the retail and residential units are held for sale.

The following table shows information regarding rental rates and lease expirations over the next ten years for TSV and ZRV and assumes that none of the tenants exercise renewal options or termination rights, if any, at or prior to scheduled expirations:
Year of Lease Expiration December 31,	Number of Leases Expiring Within the Year	Rentable Square Footage Subject to Expiring Leases	Final Annualized Base Rent Under Expiring Leases (1)	Percentage of Gross Annual Rental Represented by Such Leases
2019	5	11,497	$842,862	48.1%
2020	2	1,635	112,270	6.4%
2022	1	4,553	341,060	19.5%
2024	1	5,777	362,531	20.7%
2027	1	1,011	92,328	5.3%
	10	24,473	$1,751,051	100.0%

(1)
"Final Annualized Base Rent" for each lease scheduled to expire represents the cash rental rate of base rents, excluding tenant reimbursements, in the final month prior to expiration multiplied by 12. Tenant reimbursements generally include payment of a portion of real estate taxes, operating expenses and common area maintenance and utility charges.

The following table presents occupancy data of our leased real estate properties held for investment as of December 31, 2017, 2016, 2015, 2014 and 2013 (where applicable):
		Occupancy % (1)
Property Description/Location	Year Foreclosed	2017	2016	2015	2014	2013
Commercial buildings, Roseville, California	2001	85.2%	91.2%	100.0%	81.2%	88.6%
Office condominium complex (13 units), Roseville, California	2008	72.6%	76.0%	62.9%	70.5%	45.3%
12 condominium and 3 commercial units, Tacoma, Washington	2011	80.4%	80.4%	80.4%	75.8%	37.9%
Retail complex, South Lake Tahoe, California (TSV)	2013	86.7%	91.1%	95.5%	75.0%	N/A
Retail complex, South Lake Tahoe, California (ZRV)	2013	22.5%	N/A	N/A	N/A	N/A
Industrial building/land, Santa Clara, California (1850 De La Cruz, LLC)	2005	100.0%	100.0%	100.0%	100.0%	100.0%
Notes:
(1) Calculated by dividing net rentable square feet included in leases signed on or before December 31, 2017 at the property by the aggregate net rentable square feet of the property.

As of December 31, 2017, virtually all of our leases on residential rental properties are either month-to-month leases or will expire in 2018. These leases currently represent approximately $169,000 in annual rental revenue to the Company.

The following table shows information regarding rental rates and lease expirations over the next ten years and thereafter for our commercial and industrial rental properties at December 31, 2017 and assumes that none of the tenants exercise renewal options or termination rights, if any, at or prior to scheduled expirations. Seven of our twenty-three commercial leases and all of our residential leases are set to expire during 2018. We expect that new leases will be signed with existing or new tenants for the majority of these spaces and at rental rates that are at market and are at or above expiring rental amounts.

Year of Lease Expiration December 31,	Number of Leases Expiring Within the Year	Rentable Square Footage Subject to Expiring Leases	Final Annualized Base Rent Under Expiring Leases (1)
2018	7	61,795	$523,834
2019	9	18,960	964,193
2020	4	12,355	176,557
2022	1	4,553	341,060
2024	1	5,777	362,531
2027	1	1,011	92,328
	23	104,451	$2,460,503

(1)
"Final Annualized Base Rent" for each lease scheduled to expire represents the cash rental rate of base rents, excluding tenant reimbursements, in the final month prior to expiration multiplied by 12. Tenant reimbursements generally include payment of a portion of real estate taxes, operating expenses and common area maintenance and utility charges.

At December 31, 2017, our properties were leased to tenants that are engaged in a variety of businesses. The following table sets forth information regarding leases with the seven tenants with the largest amounts leased based upon Annualized Base Rent as of December 31, 2017:
	Leased Square Feet	Annualized Base Rent (1)	Expiration Date	Renewal Options
Tenant Name
JKB Financial (Roseville, CA office)	5,954	$100,027	2/28/2018	None
Finance of America (Roseville, CA office)	6,357	95,622	5/31/2018	None
Avis Rent A Car (1850 De La Cruz) (2) (3)	200,811	185,683	7/15/2018	2-5 yr. Options
Up Shirt Creek (TSV) (3)	4,689	337,017	9/30/2019	2-5 yr. Options
Powder House (TSV) (3)	5,778	415,288	9/30/2019	2-5 yr. Options
Powder House (ZRV)	4,553	300,498	4/30/2022	2-5 yr. Options
McP's Pub Tahoe (TSV)	5,777	321,918	10/31/2024	2-5 yr. Options

(1)
Annualized Base Rent represents the current monthly Base Rent, excluding tenant reimbursements, for each lease in effect at December 31, 2017 multiplied by 12. Tenant reimbursements generally include payment of a portion of real estate taxes, operating expenses and common area maintenance and utility charges.

(2)  Amount of annualized base rent reported reflects ORM's 50% membership interest in 1850 De La Cruz, LLC.
(3)  There are two leases for two separate and distinct parcels/units to these tenants with the same terms (leased square feet and annualized base rent combined). The 1850 De La Cruz property square footage is the area of the land under the leases.
 Item 3. LEGAL PROCEEDINGS

In the normal course of business, we may become involved in various types of legal proceedings such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc., to enforce the provisions of the deeds of trust, collect the debt owed under the promissory notes, or to protect, or recoup its investment from the real property secured by the deeds of trust.  None of these actions would typically be of any material importance.  As of December 31, 2017, we are not involved in any legal proceedings other than those that would be considered part of the normal course of business.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Our Common Stock is listed on the NYSE American under the ticker symbol "ORM". The following table sets forth, for each of the indicated quarterly periods, the high and low sales prices for our Common Stock, as reported on the NYSE American.
	Sales Price
	High	Low
2016
First Quarter	$16.07	$13.41
Second Quarter	$17.82	$15.11
Third Quarter	$17.32	$15.66
Fourth Quarter	$18.99	$16.70
2017
First Quarter	$19.03	$16.22
Second Quarter	$18.59	$16.08
Third Quarter	$18.50	$16.74
Fourth Quarter	$18.50	$15.63

The closing sale price for our Common Stock, as reported on the NYSE American on March 9, 2018 was $14.29 per share.

Holders

As of March 9, 2018, we had 9,091,454 shares of our Common Stock outstanding held by approximately 557 record holders. The number of record holders does not necessarily bear any relationship to the number of beneficial owners of our Common Stock.

Dividends

We have elected to be taxed as a REIT for federal income tax purposes and, as such, anticipate that we will distribute annually at least 90% of our REIT taxable income, excluding net capital gains. Through the calendar year ended December 31, 2017, we have paid dividends quarterly and made distributions of approximately $3,789,000 and $3,279,000 during 2017 and 2016, respectively (including amounts accrued as of December 31, 2017 and 2016).  In addition, we paid approximately $640,000, $583,000 and $1,314,000 in dividends to shareholders in 2017, 2016 and 2015 in the form of income taxes on capital gains.

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

The following table sets forth the regular quarterly dividends declared and paid per share of Common Stock during 2017 and 2016 (does not include Federal tax payments made on behalf of shareholders and reported as dividends in the consolidated financial statements):

	2017	2016
Dividends Declared:
First Quarter	$0.08	$0.08
Second Quarter	$0.10	$0.08
Third Quarter	$0.10	$0.08
Fourth Quarter	$0.10	$0.08

Securities Authorized for Issuance under Equity Compensation Plans

None.

Performance Graph

The following graph is a comparison of the cumulative total stockholder return on shares of the Company's Common Stock, the Russell 2000 Index, and the SNL U.S. Finance REIT Index, a published industry index, from July 1, 2013 (the day we commenced trading on the NYSE American) to December 31, 2017. The graph assumes that $100 was invested on July 1, 2013 in our Common Stock, the Russell 2000 Index and the SNL U.S. Finance REIT and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of the Company's shares will continue in line with the same or similar trends depicted in the graph below. The information included in the graph and table below was obtained from SNL Financial LC, Charlottesville, VA ©2018.

	Period Ended
Index	7/01/13	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
Owens Realty Mortgage, Inc.	100.00	142.94	175.80	165.92	233.14	204.77
Russell 2000	100.00	118.32	124.11	118.63	143.91	164.99
SNL U.S. Finance REIT	100.00	99.13	113.52	104.10	128.23	149.62

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

Recent Sales of Unregistered Securities

None.

Repurchases of Common Stock

The following table summarizes information about the Company's repurchases of its shares of Common Stock, based on settlement date, during the quarterly period ended December 31, 2017:

Issuer Repurchase of Equity Securities

Period (2017)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[i]	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programsii
October 1 through October 31	12,774	$ 17.99	12,774	Dollar amount: $6,584,376
November 1 through November 30	55,607	$ 17.02	55,607	Dollar amount: $5,641,435
December 1 through December 31	758,199iii	$ 18.90	89,141	Dollar amount: $0iv
Total	826,580	$ 18.75	157,522
________________________________
i On June 13, 2017, the Board of Directors publicly announced the 2017 Repurchase Plan permitting the Company to buy up to $10.0 million of its Common Stock. Purchases began in July 2017. In connection with this plan, the Company entered into agreements pursuant to SEC Rule 10b5-1 authorizing a third-party broker to purchase shares on the Company's behalf from time to time, including without limitation during normal blackout periods, in accordance with trading instructions included in such agreements. The 2017 Repurchase Plan was terminated by the Company effective December 29, 2017, before its scheduled expiration date of January 15, 2018.

ii Dollar amount does not include brokerage commissions to be paid of $0.05 per share.

iii Includes 669,058 shares of the total of 810,937 shares of Common Stock (the "Freestone Shares") acquired by the Company from Freestone Capital Management, LLC and certain of its affiliates (collectively, "Freestone") pursuant to a settlement agreement, dated December 29, 2017 (the "Settlement Agreement"),  among the Company and the Freestone parties. The purchase of the additional 141,879 Freestone Shares pursuant to the Settlement Agreement are not included in the table as that part of the transaction was settled in January 2018 (the purchase of these shares was accrued as forward contract liability in the consolidated financial statements as of December 31, 2017). Under the terms of the Settlement Agreement, the Company acquired the Freestone Shares in a privately negotiated transaction for $19.25 per share, resulting in an aggregate purchase price of approximately $15.6 million. For a period of five years following the date of the Settlement Agreement, Freestone agreed to customary standstill restrictions relating to share purchases, support of proxy contests and other activist campaigns, calling of special meetings, and related matters.  For a period of two years following the date of the Settlement Agreement, the Company and Freestone also agreed to abide by customary covenants not to sue and non-disparagement provisions.

iv  The dollar amount available under the 2017 Repurchase Plan at December 29, 2017 was $4,199,544, however, the 2017 Repurchase Plan was terminated by the Company effective December 29, 2017 and the remaining funds were used to purchase the Freestone Shares discussed above.  The table does not include an additional 4,000 shares that were purchased prior to termination of the 2017 Repurchase Plan, as the transactions settled in January 2018.

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

	As of or For the Years Ended December 31,
	2017	2016	2015	2014	2013
Operating Data:
Interest income	$10,840,730	$8,922,142	$8,277,004	$5,382,019	$3,020,884
Rental income	4,505,385	7,977,400	12,791,096	12,268,214	11,223,260
Other revenues	187,013	179,449	175,451	170,018	165,211
Total revenue	15,533,128	17,078,991	21,243,551	17,820,251	14,409,355
Real estate operating expenses	4,980,900	7,045,848	8,510,110	8,158,038	8,150,944
Depreciation and amortization	1,138,515	1,258,305	2,052,181	2,255,577	2,485,587
Management fees	3,546,085	3,286,470	2,051,134	1,726,945	1,664,076
Interest expense	1,587,695	2,859,294	1,938,113	1,161,822	513,750
(Reversal of) provision for loan losses	(360,012)	1,284,896	(1,026,909)	(1,869,733)	(7,822,112)
Impairment losses on real estate properties	1,423,286	3,227,807	1,589,434	179,040	666,240
Other expenses	2,596,641	1,882,338	1,618,266	1,821,601	1,828,484
Total expenses	14,913,110	20,844,958	16,732,329	13,433,290	7,486,969
Operating income (loss)	620,018	(3,765,967)	4,511,222	4,386,961	6,922,386
Gain on sales of real estate, net	14,728,921	24,497,763	21,818,553	3,243,359	2,942,861
Gain on foreclosure of loans	—	—	—	464,754	952,357
Settlement expense	(2,627,436)	—	—	—	—
Net income (loss) before income taxes	12,721,503	20,731,796	26,329,775	8,095,074	10,817,604
Income tax (expense) benefit	(4,041,655)	7,248,977	(93,335)	—	—
Net income	8,679,848	27,980,773	26,236,440	8,095,074	10,817,604
Net income attributable to non-controlling interests	—	(3,571,003)	(2,667,324)	(165,445)	(2,084,707)
Net income attributable to common stockholders	$8,679,848	$24,409,770	$23,569,116	$7,929,629	$8,732,897
Earnings per common share (basic and diluted)	$0.85	$2.38	$2.22	$0.74	$0.78
Dividends declared per common share	$0.38	$0.32	$0.41	$0.27	$0.25

Balance Sheet Data:
Loans, net	$144,343,844	$126,975,489	$104,901,361	$65,164,156	$54,057,205
Real estate held for sale	56,110,472	75,843,635	100,191,166	59,494,339	5,890,131
Real estate held for investment	24,355,653	37,279,763	53,647,246	103,522,466	129,425,833
Other assets	14,201,304	19,463,568	13,254,472	13,742,960	17,268,412
Total assets	239,011,273	259,562,455	271,994,245	241,923,921	206,641,581
Total indebtedness	31,747,433	38,361,934	66,374,544	49,019,549	13,917,585
Total liabilities	38,021,546	44,034,578	72,485,398	53,177,310	20,415,275
Non-controlling interests	—	—	4,528,849	4,174,753	6,351,896
Total equity	200,989,727	215,527,877	199,508,847	188,746,611	186,226,306
Book value per share	$22.10	$21.03	$19.03	$17.14	$16.66

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Some of the information in this Form 10-K may contain forward-looking statements. Words such as "may," "will," "should,"  "expect," "anticipate," "intend," "believe," "plan," "estimate," "continue" and variations of  such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, uncertain events or assumptions, and other characterizations of future events, strategies or circumstances are forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including those described throughout this filing and particularly in "Risk Factors" in Part I, Item 1A of this Form 10-K, that could cause actual results to differ materially from those projected or described in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

On May 20, 2013, OMIF merged with and into the Company with the Company as the surviving entity, succeeding to and continuing the business and operations of OMIF. The Company now, by virtue of the Merger, directly or indirectly owns all of the assets and business formerly owned by OMIF. The Company is a deemed successor issuer to OMIF pursuant to Rule 12g-3(a) under the Exchange Act, and on July 1, 2013, the Company's Common Stock was listed on the NYSE American exchange. For accounting purposes, the Merger was treated as a transfer of assets and exchange of shares between entities under common control. The accounting basis used to initially record the assets and liabilities in the Company was the carryover basis of OMIF.

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

Between 2008 and 2013, we experienced increased delinquent loans and foreclosures which created substantial losses. As a result, we owned significantly more real estate than in the past, which has reduced cash flow and net income. As of December 31, 2017, approximately 6% of our loans were impaired and/or past maturity, up from 4% as of December 31, 2016. As of December 31, 2017, we owned approximately $80.5 million (book value) of real estate held for sale or investment, which is approximately 34% of total assets, a decrease of $32.7 million or 12.6% of total assets as compared to December 31, 2016. During 2017, we sold eight real estate properties (two partial) for aggregate net sales proceeds of $56,329,000 (including notes receivable totaling $450,000) and net gains totaling $14,729,000. We will continue to attempt to sell certain of our properties but may need to sell them for losses. In addition, under the REIT tax rules, we may be subject to a "prohibited transaction" penalty tax on tax gains from the sale of our properties in certain circumstances. In addition, we are also limited in the number and dollar amount of properties we can sell in a given year under the REIT tax rules.

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

The commercial real estate markets continue to improve, but uncertainty remains as a result of global market instability, the current political climate, changes in the Federal tax code, regulatory reform and other matters and their potential impact on the U.S. economy and commercial real estate markets.  In addition, the growth in multifamily rental rates seen over the past few years are showing signs of stabilizing. If real estate values decline again and/or rent growth subsides, it may limit our new loan originations since borrowers often use increases in the value of, and revenues produced from, their existing properties to support the purchase or investment in additional properties.  Declining real estate values may also significantly increase the likelihood that we will have difficulty selling our existing real estate assets in a timely manner, and that we will incur losses on our loans in the event of default because the value of our collateral may be insufficient to cover our investment in the loan.  Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect both our interest income from loans as well as our ability to originate loans, which would significantly impact our revenues, results of operations, financial condition, business prospects and our ability to make distributions to our stockholders.

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

Classification as Held for Sale—A real estate asset is classified as held for sale in the period when (i) management approves a plan to sell the asset, (ii) the asset is available for immediate sale in its present condition, subject only to usual and customary terms, (iii) a program is initiated to locate a buyer and actively market the asset for sale at a reasonable price, and (iv) completion of the sale is probable within one year. Real estate held for sale is stated at the lower of its carrying amount or estimated fair value less disposal cost, with any write-down to fair value less estimated costs to sell recorded as an impairment loss. For any subsequent increase in fair value less disposal cost, the impairment loss may be reversed, but only up to the amount of cumulative loss previously recognized. Depreciation is not recorded on assets classified as held for sale.

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

Tax Positions - The accounting guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. A tax position is recognized as a benefit only if it is "more likely than not" that the position would be sustained in a tax examination, with a tax examination being presumed to occur. We have analyzed our various federal and state filing positions and believe that our income tax filing positions and deductions are well documented and supported. There was no reserve for uncertain tax positions recorded as of December 31, 2017 and 2016.

Significant Developments During 2017 and Subsequent Events

Loan Activity – We originated 26 new loans totaling $86,063,000 (when fully funded) with a weighted average interest rate of 7.7%.  We received full or partial repayment on 27 loans in the total amount of $69,723,000 with a weighted average interest rate of 8.1%.  We extended the maturity dates of 15 loans with outstanding principal balances aggregating $36,177,000 with a weighted average interest rate of 8.4%. We recorded charge-offs from the specific loan loss allowance on one impaired loan totaling $546,000 and recorded a net decrease in the general allowance for loan losses of $333,000 (net of $27,000 recovery of bad debts received), for a total decrease in the allowance of $879,000.

Real Estate Property Sales – We sold eight real estate properties (two partially) for aggregate net sales proceeds of $56,329,000 (including notes receivable totaling $450,000) and net gains totaling $14,729,000. The sale of seven condominium units at ZRV in 2017 resulted in the repayment of the construction note payable totaling $10,580,000.

Real Estate Construction Projects – We completed the construction of the retail/condominium project owned by ZRV and incurred approximately $10,277,000 in additional capitalized costs during 2017.

Stock Repurchases – We repurchased 341,086 shares of our Common Stock during 2017 pursuant to the 2017 Repurchase Plan at a total cost of $5,820,000 and an average cost of $17.06 per share.

Freestone Settlement Agreement – We repurchased 669,058 of the Freestone Shares during 2017 pursuant to the Settlement Agreement at a total cost of $12,879,000. Approximately $2,168,000 of this amount was recorded as settlement expense and the remaining $10,712,000 as treasury stock. The remaining 141,879 of the Freestone Shares were purchased in January 2018 for a total cost of $2,731,000 ($2,271,000 treasury stock and $460,000 settlement expense) that was recorded as a forward contract liability as of December 31, 2017 (see below).

Interim Management Fee – Effective July 1, 2017, we adjusted the Existing Management Fee on an interim basis to equal the Interim Management Fee, which is a monthly management fee that equals 1/12th of 1.50% of the Company's Stockholders' Equity, subject to the additional details of the calculation as described in "Related Party Transactions – Management Fees and Expenses – Interim Fee Reduction and Amendment Proposal to Permanently Reduce Management Fees and Expenses" in Item 13 of this Annual Report. The Interim Management Fee is payable during the Interim Adjustment Period that commenced July 1, 2017 and ends on March 31, 2018, and on April 1, 2018 the management fee payable to the Manager will be permanently reduced as described in "Related Party Transactions – Management Fees and Expenses – Interim Fee Reduction and Amendment Proposal to Permanently Reduce Management Fees and Expenses" in Item 13 of this Annual Report. This adjustment resulted in a reduced management fee of approximately $440,000 during the last six months of 2017.

Subsequent Events – The following events have occurred during the first quarter of 2018 and are discussed in further detail in our consolidated financial statements under "Note 16 – Subsequent Events" in Item 8 of this Annual Report:

•	We sold three condominium units at ZRV for net sales proceeds totaling $3,725,000 (proceeds used to repay the construction loan) and gains totaling $539,000.
•
We repurchased 141,879 of the Freestone Shares pursuant to the Settlement Agreement in January 2018 at a total cost of $2,731,000 ($2,271,000 treasury stock and $460,000 settlement expense). This amount was accrued as a forward contract liability as of December 31, 2017.

•	Effective February 28, 2018, the maturity date of our line of credit with California Bank & Trust, First Bank and Umpqua Bank was extended from March 1, 2018 to June 1, 2018.
•
On March 12, 2018, the Board approved a quarterly dividend of $0.16 per share of Common Stock for the quarter ending March 31, 2018 (an increase from the $0.10 per share dividend paid for the quarter ending December 31, 2017). The dividend will be paid on April 13, 2018 to stockholders of record at the close of business on March 31, 2018.

•
On March 13, 2018, we announced (1) that our Board and the Manager have agreed to make permanent, effective April 1, 2018, the Interim Management Fee adjustment along with an additional adjustment such that the monthly management fee payable will equal (i) one-twelfth (1/12) multiplied by (ii) (a) 1.50% of the first $300,000,000 of the Company's Stockholders' Equity and (b) 1.25% of the Company's Stockholders' Equity that is greater than $300,000,000, and (2) a non-binding agreement in principle to make certain additional changes to the Manager's compensation structure as described in the Amendment Proposal. See "Related Party Transactions – Management Fees and Expenses – Interim Fee Reduction and Amendment Proposal to Permanently Reduce Management Fees and Expenses" in Item 13 of this Annual Report.

Comparison of Results of Operations for Years Ended 2017 and 2016
The following table sets forth our results of operations for the years ended December 31, 2017 and 2016:
	Year Ended December 31,		Increase/(Decrease)
	2017	2016	Amount	Percent
Revenues:
Interest income on loans	$10,840,730	$8,922,142	$1,918,588	22%
Rental and other income from real estate properties	4,505,385	7,977,400	(3,472,015)	(44)%
Other income	187,013	179,449	7,564,	4%
Total revenues	15,533,128	17,078,991	(1,545,863)	(9)%
Expenses:
Management fees to Manager	3,546,085	3,286,470	259,615	8%
Servicing fees to Manager	362,411	298,770	63,641	21%
General and administrative expense	2,234,230	1,568,890	665,340	42%
Rental and other expenses on real estate properties	4,980,900	7,060,526	(2,079,626)	(29)%
Depreciation and amortization	1,138,515	1,258,305	(119,790)	(10)%
Interest expense	1,587,695	2,859,294	(1,271,599)	(44)%
(Recovery of) provision for loan losses	(360,012)	1,284,896	(1,644,908)	nm
Impairment losses on real estate properties	1,423,286	3,227,807	(1,804,521)	(56)%
Total expenses	14,913,110	20,844,958	(5,931,848)	(28)%
Operating income (loss)	620,018	(3,765,967)	4,385,985	nm
Gain on sales of real estate, net	14,728,921	24,497,763	(9,768,842)	(40)%
Settlement expense	(2,627,436)	—	(2,627,436)	100%
Net income before income taxes	12,721,503	20,731,796	(8,010,293)	(39)%
Income tax (expense) benefit	(4,041,655)	7,248,977	(11,290,632)	nm
Net income	8,679,848	27,980,773	(19,300,925)	(69)%
Net income attributable to non-controlling interests	—	(3,571,003)	3,571,003	(100)%
Net income attributable to common stockholders	$8,679,848	$24,409,770	$(15,729,922)	(64)%
nm – not meaningful

Revenues

Interest income on loans increased $1,919,000 (22% increase) to $10,841,000 for the year ended December 31, 2017, as compared to $8,922,000 for the year ended December 31, 2016. The increase was primarily due to an increase in the average balance of performing loans between the year ended December 31, 2017 and the year ended December 31, 2016 of approximately 26%.

Rental and other income from real estate properties decreased $3,472,000 (44% decrease) to $4,505,000 for the year ended December 31, 2017, as compared to $7,977,000 for the year ended December 31, 2016, primarily due to the sale of four operating properties during the year ended December 31, 2016. These properties had rental income totaling approximately $3,424,000 during the year ended December 31, 2016. There was also a decrease in income from our golf course located in Auburn, California of approximately $166,000 during the year ended December 31, 2017 as compared to 2016.

Expenses

Management fees increased $260,000 (8% increase) and servicing fees increased $64,000 (21% increase) during the year ended December 31, 2017, as compared to 2016. The servicing fee increase was due to an increase in the average balance of loans in our portfolio of 21% during the year ended December 31, 2017, as compared to 2016. The management fees did not increase as much as the service fees as a result of the increased loan balances because, as discussed under "Significant Developments During 2017 and Subsequent Events" above, the Board and the Manager agreed to adjust the Existing Management Fee during the Interim Adjustment Period, and the new Interim Management Fee calculation (which commenced on July 1, 2017 and is based on stockholders' equity) resulted in a management fee for the year ended December 31, 2017 that was approximately $440,000 lower than the fee that would have been payable to the Manager using the Existing Management Fee calculation.

General and administrative expense increased $665,000 (42% increase) during the year ended December 31, 2017, as compared to 2016. The increase was due primarily to higher legal and consulting expenses during the year ended December 31, 2017 as compared to 2016 relating to shareholder activism, regulatory compliance matters and evaluation of strategic options related to our external management structure.

Settlement expense increased $2,627,000 during the year ended December 31, 2017, as compared to 2016, as a result of the purchase pursuant to the Settlement Agreement, at $19.25 per share, of 669,058 Freestone Shares on December 29, 2017 and another 141,879 Freestone Shares on January 12, 2018. The market price of $16.01 per share for all 810,937 Freestone Shares purchased was recorded as treasury stock ($12,983,000 total), and the premium paid over the market price for those shares of $3.24 per share ($2,627,000 total) was recorded as settlement expense in the consolidated financial statements. See discussion under "Forward Contract Liability – Share Repurchase" below.

Rental and other expenses on real estate properties decreased $2,080,000 (29% decrease) during the year ended December 31, 2017, as compared to 2016, primarily due to the sale of four operating properties during 2016. These properties had rental expenses totaling approximately $2,766,000 during the year ended December 31, 2016. The decrease from the sale of these properties was offset by a one-time increase in property assessments levied on our mixed-use property located in Tacoma, Washington in the amount of approximately $268,000, disbursements of $285,000 related to certain operating expenses of our assisted living facility located in Bensalem, Pennsylvania and increased marketing and other operating costs related to the Zalanta condominiums at our property located in South Lake Tahoe, California during the year ended December 31, 2017. We will continue to have increased operating costs of the Zalanta property until such time as the remaining condominium units are sold and the commercial units are leased and/or sold.

Depreciation and amortization expense decreased $120,000 (10% decrease) during the year ended December 31, 2017, as compared to 2016, primarily due to the discontinuation of depreciation on certain properties that were moved to Held for Sale during 2016 and 2017.

Interest expense decreased $1,272,000 (44% decrease) during the year ended December 31, 2017 as compared to 2016, due to a decrease in the average balance on our line of credit during the year ended December 31, 2017, as compared to 2016, as we repaid the line of credit in full with the sale of the TSV land in April 2017 and did not advance on the line of credit again until the end of December 2017. The decrease was also due to the sale of the TOTB Miami properties and the repayment of the debt securing the properties during the third quarter of 2016, net of an increase in interest expense on the Zalanta construction loan as construction was completed in mid-2017 and capitalization of interest was discontinued.

The recovery of loan losses of $360,000 during the year ended December 31, 2017 was the result of an analysis performed on the loan portfolio. The general loan loss allowance decreased $333,000 during the year ended December 31, 2017 primarily due to a decrease in the balance of performing residential and land loans during the year which have a higher historical loss factor as compared to commercial loans. In addition, the Company received a recovery of bad debts of $27,000 during 2017.

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

The impairment losses on real estate properties of $1,423,000 and $3,228,000, respectively, during the years ended December 31, 2017 and 2016 were the result of agreements to sell certain of our properties for prices that were lower than the book value or the result of updated appraisals or other valuation information obtained on certain of our real estate properties during those years.

Gain on Sales of Real Estate

Gain on sales of real estate decreased $9,769,000 during the year ended December 31, 2017, as compared to 2016, as a result of the sale of eight real estate properties (two partially) during 2017, resulting in gains totaling $14,729,000 (see further detail under "Net Income Attributable to Non-Controlling Interests" and "Real Estate Properties Held for Sale and Investment" below). We sold seven real estate properties (three partially) during the year ended December 31, 2016, resulting in gains totaling $24,498,000.

We believe, from period to period in the near term, there will be fluctuations in net income resulting from the lag time between the sale of our real estate assets and deployment of the proceeds into new loan investments.

Income Tax (Expense) Benefit
We recorded income tax expense related to our taxable REIT subsidiaries of $4,042,000 during the year ended December 31, 2017 as compared to income tax benefit of $7,249,000 during the year ended December 31, 2016. The income tax expense during the year ended December 31, 2017 was primarily the result of an increase in the valuation allowance recorded against deferred tax assets as a result of higher construction costs and lower expected gains from the sales of ZRV assets in the future (Federal and state tax expense of $2,878,000) and due to a decrease in the Federal corporate tax rate from 34% to 21% in 2018 and beyond as a result of the Tax Cuts and Jobs Act signed into law by President Trump on December 22, 2017, which required us to remeasure our deferred tax assets at the lower rate (Federal tax expense of $1,358,000). The income tax benefit during the year ended December 31, 2016 was a result of the transfer of two properties into ZRV and conversion of ZRV into a taxable REIT subsidiary, which made the income (loss) from these real estate assets taxable. Due to differences between the book and tax basis of the assets, a deferred tax asset and related income tax benefit totaling $7,249,000 was recorded as of December 31, 2016. The Company's effective tax rate for 2017 differed from the statutory tax rate primarily due to an increase in the valuation allowance on deferred tax assets and the change in the Federal corporate tax rate as discussed above.  The Company's effective tax rate for 2016 differed from the statutory tax rate because the three properties held within the ZRV TRS had differences between their respective book basis and tax basis and management projected that the Company would realize the benefits from deferred tax assets related to these basis differences. As a result, a $7,249,000 deferred tax benefit was recorded during 2016. Management has estimated future taxable gains and losses on sale of ZRV real estate assets to determine how much of the deferred tax assets are realizable. This realizability analysis is inherently subjective and actual results could differ from these estimates.

Net Income Attributable to Non-Controlling Interests

Net income attributable to non-controlling interests decreased $3,571,000 during the year ended December 31, 2017, as compared to 2016, because there was net income attributable to our joint venture partner (the Manager) in TOTB Miami, LLC of approximately $3,571,000 during the year ended December 31, 2016, as opposed to $0 during the year ended December 31, 2017, as the properties held within TOTB were sold in September 2016 and the LLC dissolved.

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

The maximum management and servicing fees were paid to the Manager during years ended December 31, 2016 and 2015. The maximum management fee permitted under the Company's charter is 2.75% per year of the average unpaid balance of loans and, accordingly, management fees have historically increased proportionately as we deployed capital into loans and increased our loan balances. For the years 2016, 2015, 2014, 2013 and 2012, the management fees were 2.75%, 2.75%, 2.75%, 2.74% and 2.67% of the average unpaid balance of loans, respectively. As discussed under "Significant Developments During 2017 and Subsequent Events" above, the Board and the Manager have agreed to adjust the Existing Management Fee during the Interim Adjustment Period and thereafter using a management fee calculation that is based on stockholders' equity.

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

Financial Condition

December 31, 2017 and 2016

Loan Portfolio

Our portfolio of loan investments increased from 55 as of December 31, 2016 to 61 as of December 31, 2017, and the average loan balance increased from $2,358,000 as of December 31, 2016 to $2,396,000 as of December 31, 2017.

As of December 31, 2017 and 2016, we had nine and two impaired loans, respectively, totaling approximately $8,534,000 (5.8% of the portfolio) and $4,884,000 (3.8%), respectively. This included matured loans totaling $7,107,000 and $4,656,000 as of December 31, 2017 and 2016, respectively. In addition, seven loans of approximately $7,585,000 (5.2%) and $8,686,000 (6.7%) were past maturity but less than ninety days delinquent in monthly payments as of December 31, 2017 and 2016, respectively (combined total of $16,119,000 (11.0%) and $13,570,000 (10.5%), respectively, that are past maturity and/or impaired). Of the impaired and past maturity loans, none were in the process of foreclosure and none involved loans to borrowers who were in bankruptcy.  We foreclosed on no loans during the year ended December 31, 2017. We foreclosed on one loan during the year ended December 31, 2016 with a principal balance of approximately $1,079,000 and obtained the property via the trustee sale.

Of the $4,884,000 in loans that were impaired as of December 31, 2016, both remained impaired as of December 31, 2017 (balance of $1,030,000 as of December 31, 2017).

As of December 31, 2017 and 2016, approximately $145,958,000 (99.9%) and $129,454,000 (99.8%) of our loans are interest only and/or require the borrower to make a "balloon payment" on the principal amount upon maturity of the loan. To the extent that a borrower has an obligation to pay loan principal in a large lump sum payment, its ability to satisfy this obligation may be dependent upon its ability to sell the property, obtain suitable refinancing or otherwise raise a substantial cash amount. As a result, these loans involve a higher risk of default than fully amortizing loans. Borrowers occasionally are not able to pay the full amount due at the maturity date.  We may allow these borrowers to continue making the regularly scheduled monthly payments for certain periods of time to assist the borrower in meeting the balloon payment obligation without formally filing a notice of default.  These loans for which the principal and any accrued interest is due and payable, but the borrower has failed to make such payment of principal and/or accrued interest are referred to as "past maturity loans". As of December 31, 2017 and 2016, we had thirteen and eight past maturity loans totaling approximately $14,692,000 and $13,342,000, respectively.

There was one loan with a principal balance of $1,145,000 modified as a troubled debt restructuring during the year ended December 31, 2017. There were no loans modified as troubled debt restructurings during the years ended December 31, 2016 and 2015.

As of December 31, 2017 and 2016, we held the following types of loan investments:
	December 31, 2017	December 31, 2016
By Property Type:
Commercial	$127,873,281	$102,442,111
Residential	13,170,795	19,001,677
Land	5,127,574	8,238,523
	$146,171,650	$129,682,311
By Position:
Senior loans	$142,782,492	$126,873,673
Junior loans	3,389,158	2,808,638
	$146,171,650	$129,682,311

The types of property securing our commercial real estate loans are as follows as of December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Commercial Real Estate Loans:
Office	$29,480,103	$33,608,898
Retail	32,329,395	19,959,635
Storage	15,807,016	13,015,175
Apartment	24,582,181	11,366,570
Hotel	11,777,351	9,567,143
Industrial	2,690,000	7,376,477
Warehouse	3,000,000	—
Marina	3,580,000	3,500,000
Assisted care	1,650,000	1,328,213
Church	—	1,175,000
Golf course	1,212,851	1,145,000
Restaurant	1,764,384	400,000
	$127,873,281	$102,442,111

Scheduled maturities of loan investments as of December 31, 2017 and the interest rate sensitivity of such loans are as follows:
	Fixed Interest Rate	Variable Interest Rate	Total
Year ending December 31:
2017 (past maturity)	$14,692,398	$—	$14,692,398
2018	75,454,727	9,790,059	85,244,786
2019	33,521,816	5,225,000	38,746,816
2020	—	7,273,602	7,273,602
2021	—	—	—
2022	—	—	—
Thereafter (through 2028)	214,048	—	214,048
	$123,882,989	$22,288,661	$146,171,650

Currently, our variable rate loans use as indices the Prime, three-month or six-month LIBOR rates (4.50%, 1.69% and 1.84% respectively, at December 31, 2017) or include terms whereby the interest rate we charge is increased at a later date. Premiums over these indices have varied from 3.0% to 9.0% and may be higher or lower depending upon market conditions at the time the loan is made.
The following is a schedule by geographic location of loan investments as of December 31, 2017 and 2016:

	December 31, 2017		December 31, 2016
	Balance	Percentage	Balance	Percentage
California	$110,884,117	75.86%	$98,319,923	75.81%
Arizona	815,890	0.56%	4,655,517	3.59%
Colorado	4,380,616	3.00%	1,595,000	1.23%
Hawaii	1,450,000	0.99%	1,450,000	1.12%
Illinois	1,364,384	0.93%	—	—%
Indiana	388,793	0.27%	—	—%
Michigan	10,714,764	7.33%	10,337,157	7.97%
Nevada	1,653,107	1.13%	3,669,584	2.83%
Ohio	3,755,000	2.57%	3,627,506	2.80%
Texas	6,625,000	4.53%	6,027,624	4.65%
Washington	3,159,460	2.16%	—	—%
Wisconsin	980,519	0.67%	—	—%
	$146,171,650	100.00%	$129,682,311	100.00%

As of December 31, 2017 and 2016, our loans secured by real property collateral located in Northern California totaled approximately 54% ($78,465,000) and 53% ($69,179,000), respectively, of the loan portfolio. The Northern California region (which includes Monterey, Fresno, Kings, Tulare and Inyo counties and all counties north) is a large geographic area which has a diversified economic base. The ability of borrowers to repay loans is influenced by the economic strength of the region and the impact of prevailing market conditions on the value of real estate.

Our investment in loans increased by $16,489,000 (12.7%) during the year ended December 31, 2017 as a result of new loan originations during the year, net of loan payoffs. As of December 31, 2017 and 2016, we had fourteen and twenty-two construction/rehabilitation loans in our portfolio with aggregate outstanding principal balances totaling $21,751,000 and $46,330,000, respectively.

Allowance for Loan Losses

The allowance for loan losses (decreased) increased by approximately $(879,000),  $864,000 and $(1,027,000) (provision, net of reversals and charge-offs) during the years ended December 31, 2017, 2016 and 2015, respectively.  The Manager believes that the allowance for loan losses is sufficient given the estimated underlying collateral values of impaired loans. There is no precise method used by the Manager to predict delinquency rates or losses on specific loans.  The Manager has considered the number and amount of delinquent loans, loans subject to workout agreements and loans in bankruptcy in determining allowances for loan losses, but there can be no absolute assurance that the allowance is sufficient.  Because any decision regarding the allowance for loan losses reflects judgment about the probability of future events, there is an inherent risk that such judgments will prove incorrect.  In such event, actual losses may exceed (or be less than) the amount of any reserve.  To the extent that we experience losses greater than the amount of its reserves, we may incur a charge to earnings that will adversely affect operating results and the amount of any dividends paid.

Changes in the allowance for loan losses for the years ended December 31, 2017, 2016 and 2015 were as follows:
	2017	2016	2015
Balance, beginning of period	$2,706,822	$1,842,446	$2,869,355
(Recovery of) provision for loan losses	(360,012)	1,284,896	(1,026,909)
Charge-offs	(546,004)	(447,520)	—
Recoveries	27,000	27,000	—
Balance, end of period	$1,827,806	$2,706,822	$1,842,446

As of December 31, 2017 and 2016, there was a general allowance for loan losses of $1,641,098 and $1,974,110, respectively, and a specific allowance for loan losses on one loan in the amount of $186,708 and $732,712, respectively.
Real Estate Properties Held for Sale and Investment

As of December 31, 2017, we held title to sixteen properties that were acquired through foreclosure, with a total carrying amount of approximately $80,466,000 (including properties held in four limited liability companies and two corporations), net of accumulated depreciation of $3,317,000. As of December 31, 2017, properties held for sale total $56,110,000 and properties held for investment total $24,356,000. We foreclosed on no loans during the year ended December 31, 2017. We foreclosed on one loan during the year ended December 31, 2016 with a principal balance of approximately $1,079,000 and obtained the property via the trustee sale. When we acquire property by foreclosure, we typically earn less income on those properties than could be earned on loans and we may not be able to sell the properties in a timely manner.

Changes in real estate held for sale and investment during the years ended December 31, 2017, 2016 and 2015 were as follows:
	2017	2016	2015
Balance, beginning of period	$113,123,398	$153,838,412	$163,016,805
Real estate acquired through foreclosure	—	700,800	—
Investments in real estate properties	11,274,904	29,061,735	25,274,125
Amortization of deferred financing costs capitalized to construction project	76,260	119,471	207,347
Sales of real estate properties	(41,505,148)	(66,183,589)	(31,099,086)
Impairment losses on real estate properties	(1,423,286)	(3,227,807)	(1,589,434)
Depreciation of properties held for investment	(1,080,003)	(1,185,624)	(1,971,345)
Balance, end of period	$80,466,125	$113,123,398	$153,838,412

Eight of our sixteen properties do not currently generate revenue. Seven of the Company's twenty-three commercial leases are set to expire during 2018. All of the Company's twelve residential leases are either on a month-to-month basis or will expire in 2018. The Company expects that new leases will be signed with existing or new tenants for the majority of these spaces and at rental rates that are at market and are at or above expiring rental amounts.

For purposes of assessing potential impairment of value during 2017, 2016 and 2015, we obtained updated appraisals or other valuation support on several of our real estate properties held for sale and investment, which resulted in additional impairment losses on three, three and one property(ies), respectively, in the aggregate amount of approximately $1,423,000, $3,228,000 and $1,589,000, respectively, recorded in the consolidated statements of operations.

2017 Sales Activity

During the year ended December 31, 2017, we sold eight real estate properties (two partially) and 1,000 square feet of commercial floor coverage area with details as follows:

	Net Sales Proceeds**	Gain (Loss)
Commercial and residential land under development, South Lake Tahoe, California (held within Tahoe Stateline Venture, LLC)	$42,329,110	$13,210,826
Seven condominium units, South Lake Tahoe, California (held within Zalanta Resort at the Village, LLC)	10,578,517	997,239
Two office condominium units, Roseville, California	978,431	515,959
Marina with 52 boat slips and campground, Bethel Island, California (held within Sandmound Marina, LLC)	967,825	(1,646)
Office condominium complex, Oakdale, California (held within East G, LLC)	732,389	(150)
Undeveloped, residential land, Marysville, California	398,483	(4,717)
One improved, residential lot, West Sacramento, California*	154,901	3,108
Unimproved, residential and commercial land, Gypsum, Colorado	139,467	(31)
1,000 square feet of commercial floor coverage area (held within Tahoe Stateline Venture, LLC)	50,000	8,333
	$56,329,123	$14,728,921
* There is deferred gain related to this sale of $93,233 as of December 31, 2017.
** Includes carryback notes receivable totaling $450,000.

2016 Sales Activity

During the year ended December 31, 2016, we sold seven real estate properties (two partially) with details as follows:

	Net Sales Proceeds**	Gain (Loss)
Light industrial building, Paso Robles, California	$6,023,679	$4,557,979
Commercial building in building complex, Roseville, California	455,132	280,836
169 condominium units and 160 unit renovated and unoccupied apartment building, Miami, Florida (held within TOTB Miami, LLC)*	74,072,951	19,292,364
61 condominium units, Lakewood, Washington (held within Phillips Road, LLC)	5,030,384	846,998
2 improved, residential lots, Auburn, California (held within Zalanta Resort at the Village, LLC)	186,353	89,675
Medical office condominium complex, Gilbert, Arizona (held within Zalanta Resort at the Village, LLC)	3,793,870	(30,010)
Unimproved, residential and commercial land, Gypsum, Colorado (three separate sales)	1,434,273	(540,079)
	$90,966,642	$24,497,763
* $32,881,000 of proceeds were used to pay off debt securing the properties and $7,934,000 was distributed to the non-controlling interest.
** Includes carryback note receivable of $1,595,000.

2015 Sales Activity

During the year ended December 31, 2015, we sold eight real estate properties with details as follows:

	Net Sales Proceeds**	Gain
Retail complex, Greeley, Colorado (held within 720 University, LLC)*	$20,318,559	$8,642,156
133 condominium units, Phoenix, Arizona (held within 54th Street Condos, LLC)	8,930,112	2,077,122
Industrial building, Sunnyvale, California (held within Wolfe Central, LLC)	8,284,081	4,920,957
Storage facility/business, Stockton, California	7,479,080	3,695,248
Commercial buildings, Sacramento, California	5,153,713	1,262,745
Undeveloped, residential land, Madera County, California	1,704,122	977,542
Retail buildings, San Jose, California	1,108,820	52,820
Marina, Oakley, California (held within The Last Resort and Marina, LLC)	273,841	37,341
	$53,252,328	$21,665,931
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

2017 Foreclosure Activity

The Company foreclosed on no loans during the year ended December 31, 2017.

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

The net income to the Company from 720 University was approximately $6,437,000 during the year ended December 31, 2015. 720 University was dissolved in December 2015.
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

The net income to the Company from TOTB was approximately $14,977,000 and  $311,000 during the years ended December 31, 2016 and 2015, respectively.

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

During the years ended December 31, 2017, 2016 and 2015, we received capital distributions from 1850 in the total amount of $185,000, $180,000 and $177,000, respectively. The net income to the Company from its investment in 1850 De La Cruz was approximately $185,000, $179,000 and $175,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents and restricted cash decreased from approximately $6,934,000 as of December 31, 2016 to approximately $5,671,000 as of December 31, 2017 ($1,263,000 or 18.2% decrease) due primarily to cash used totaling $157,341,000 for investment in loans and real estate properties, net repayment of debt, purchase of treasury stock and dividends paid, which was offset by cash received totaling $155,634,000 from the sale of real estate properties, principal collected on loans and advances from notes payable and the line of credit.

Interest and Other Receivables

Interest and other receivables increased from approximately $2,164,000 as of December 31, 2016 to $2,430,000 as of December 31, 2017 ($266,000 or 12.3% increase) due primarily due primarily to growth in the loan portfolio during 2017.

Deferred Financing Costs

Deferred financing costs accounted for as assets decreased from approximately $172,000 as of December 31, 2016 to $27,000 as of December 31, 2017 ($145,000 or 84.4% decrease) due primarily to amortization of deferred financing costs during 2017.

Deferred Tax Assets, Net

Deferred tax assets decreased from $7,249,000 as of December 31, 2016 to approximately $3,207,000 as of December 31, 2017 ($4,042,000 or 55.8% decrease) due primarily to an increase in the valuation allowance recorded against deferred tax assets as a result of higher construction costs and lower expected gains from the sales of ZRV assets in the future and also due to a decrease in the Federal corporate tax rate from 34% to 21% in 2018 and beyond as a result of the Tax Cuts and Jobs Act signed into law by President Trump on December 22, 2017, which required us to remeasure our net deferred tax asset at the lower rate.

Dividends Payable

Dividends payable increased from approximately $1,402,000 as of December 31, 2016 to $1,572,000 as of
December 31, 2017 ($170,000 or 12.1% increase) primarily due to an increase in Federal income taxes paid on undistributed capital gains on behalf of shareholders. In January 2017 a tax payment in the amount $583,000 was made (for 2016 undistributed capital gains), whereas in January 2018 a tax payment in the amount of $640,000 was made (for 2017 undistributed capital gains). In addition, there was an increase of $112,000 in the regular quarterly dividend between the fourth quarter of 2016 and the fourth quarter of 2017.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities decreased from approximately $3,700,000 as of December 31, 2016 to $1,390,000 as of December 31, 2017 ($2,310,000 or 62.4% decrease), due primarily to decreased payables related to the construction activities on the property owned by ZRV now that construction has been completed.

Forward Contract Liability – Share Repurchase

Forward contract liability increased from $0 as of December 31, 2016 to $2,731,000 as of December 31, 2017 due to the Settlement Agreement between the Company and Freestone for the purchase of 810,937 of the Freestone Shares. As of December 31, 2017, 669,058 of the Freestone Shares had been repurchased and the remaining 141,879 shares were repurchased on January 12, 2018; thus, requiring the Company to record a liability as of December 31, 2017.

Line of Credit Payable

Line of credit payable decreased from $4,976,000 as of December 31, 2016 to $1,555,000 as of December 31 2017 ($3,421,000 or 68.8% decrease) due primarily to repayments on the line of credit as a result of net proceeds received on the sales of real estate properties, net of new loan investments during the year ended December 31, 2017.

Notes and Loans Payable on Real Estate

Notes and loans payable decreased from approximately $33,386,000 as of December 31, 2016 to approximately $30,192,000 as of December 31, 2017 ($3,194,000 or 9.6% decrease) due primarily to principal payments of approximately $13,580,000 made on ZRV's construction loan primarily from the sales of seven condominium units, net of additional advances for construction and interest totaling $10,543,000 during 2017.

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

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover probable incurred credit losses in the Company's loan portfolio. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Loan losses deemed to be uncollectible are charged against the allowance for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses. As of December 31, 2017, management believes that the allowance for loan losses of approximately $1,828,000 is adequate in amount to cover probable incurred credit losses. Because of the number of variables involved, the magnitude of the swings possible and management's inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by management. As of December 31, 2017, nine loans totaling approximately $8,534,000 were impaired. Six of these loans of approximately $7,107,000 were past maturity. During the year ended December 31, 2017, we recorded a net decrease in the allowance for loan losses of approximately $879,000 (charge-off against the specific loan loss allowance of $546,000 and decrease in general allowance of $333,000, net of recovery of bad debts of $27,000). Management believes that the allowance for loan losses is sufficient given the estimated fair value of the collateral underlying impaired and past maturity loans and based on historical loss and delinquency factors applied to performing loans by class.

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

We require liquidity to:
•	fund future loan investments;
•	to develop, improve and maintain real estate properties;
•	to repay principal and interest on our borrowings;
•	to pay our expenses, including compensation to our Manager;
•	to pay U.S. federal, state, and local taxes of our TRSs;
•	to distribute annually a minimum of 90% of our REIT taxable income and to make investments in a manner that enables us to maintain our qualification as a REIT; and
•	to make tax payments associated with undistributed capital gains.

We intend to meet these liquidity requirements primarily through the following:
•	the use of our cash and cash equivalent balances of $2,171,000 as of December 31, 2017;
•	cash generated from operating activities, including interest income from our loan portfolio and income generated from our real estate properties;
•	proceeds from the sales of real estate properties;
•	proceeds from our line of credit;
•	proceeds from future borrowings including additional lines of credit; and
•	proceeds from potential future offerings of our equity securities.

The following table summarizes our cash flow activity for the periods presented:

	Year Ended December 31,
	2017	2016	2015
Net cash (used in) provided by operating activities	$(1,880,167)	$(943,292)	$5,880,684
Net cash provided by (used in) investing activities	31,256,852	41,447,991	(9,376,732)
Net cash (used in) provided by financing activities	(27,640,112)	(41,326,298)	3,338,345

During the years ended December 31, 2017 and 2016, our unrestricted cash and cash equivalents increased (decreased) approximately $1,737,000 and $(822,000), respectively. The increase during 2017 was primarily due to more cash received from the sales of real estate properties and principal payments on loans as compared to cash used for investment for loans and improvements to real estate properties during the year. The decrease during 2016 was primarily due to more cash used for investments in loans and real estate properties and net repayment of debt as compared to cash received from the sales of real estate properties and principal payments on loans during the year.

Operating Activities

Cash flows from operating activities are primarily rental and other income from real estate properties, net of real estate expenses, and interest received from our investments in loans, partially offset by payment of operating expenses. For the years ended December 31, 2017 and 2016, cash flows received from operating activities decreased $937,000 and $6,824,000, respectively, as compared to the previous year. The decrease during 2017 reflects the settlement expense related to the purchase of the Freestone Shares and higher management and service fees and general and administrative expenses, net of increased interest income earned on loans and lower interest expense during 2017, as compared to 2016. The decrease during 2016 reflects decreased cash flow from rental properties as a result of the sale of four operating properties during 2015 and five during 2016 and higher management and service fees, general and administrative expenses and interest expense during 2016 as compared to 2015.

Investing Activities

Net cash provided by (used in) investing activities for the periods presented reflect our investing activity. For the years ended December 31, 2017 and 2016, cash flows from investing activities decreased $10,191,000 and increased $50,825,000, respectively, as compared to the previous year. Approximately $31,257,000 was provided by investing activities during 2017 as $128,145,000 was received from the sales of real estate properties, the payoff of loans and transfer from restricted cash, which was partially offset by an aggregate of $97,057,000 that was used for investment in loans and improvements to real estate properties during the year. Approximately $41,448,000 was provided by investing activities during 2016 as $145,977,000 was received from the sales of real estate properties, the payoff of loans and transfer from restricted cash, which was partially offset by an aggregate of $104,679,000 that was used for investment in loans and improvements to real estate properties during the year.

Financing Activities

Net cash used in financing activities during 2017 totaled approximately $27,640,000 and consisted primarily of $6,850,000 of net repayments on our lines of credit and notes payable, $16,532,000 of treasury stock purchases and $4,245,000 of dividends paid to stockholders.  Net cash used in financing activities during 2016 totaled approximately $41,326,000 and consisted primarily of $28,354,000 of net repayments on our lines of credit and notes payable, $8,144,000 of distributions to non-controlling interests and $4,593,000 of dividends paid to stockholders.

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

Contractual Obligations and Commitments
The table below summarizes our known contractual obligations as of December 31, 2017 and in future periods in which we expect to settle such obligations. The table does not reflect the effect of actual repayments or draws on the obligations or any new financing obtained subsequent to year end.

	Payment due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Recourse indebtedness:
Line of credit payable (1)	$1,555,000	$1,555,000	$—	$—	$—
Loan payable on real estate	13,242,514	369,959	790,927	12,081,628	—
Construction loan payable (2)	17,176,288	17,176,288	—	—	—
Total recourse indebtedness	31,973,802	19,101,247	790,927	12,081,628	—
Non-recourse indebtedness:
Notes payable on real estate	—	—	—	—	—
Total non-recourse indebtedness	—	—	—	—	—
Total indebtedness	31,973,802	19,101,247	790,827	12,081,628	—

Interest payable (3)	2,261,845	1,164,433	1,054,925	42,487	—
Funding commitments to borrowers (4)	30,494,873	30,494,873	—	—	—
Total Obligations	$64,730,520	$50,760,553	$1,845,852	$12,124,115	$—

(1)	As of December 31, 2017, the Company had the ability to borrow $27,259,000 on its line of credit.
(2)	Total available to advance for construction, interest and related costs as of December 31, 2017 is $243,000 and this amount was advanced in January 2018.
(3)
Variable-rate indebtedness assumes a prime rate of  4.5% (actual rate at December 31, 2017) through the original maturity date of the financing.  Interest payable is based on balances outstanding as of December 31, 2017.

(4)	Amounts represent the commitments we have made to fund borrowers in our existing lending arrangements as of December 31, 2017.

The table above does not reflect amounts due to the Manager pursuant to our charter or the Interim Management Fee, as described below, as the charter (or the calculation pursuant to the Interim Management Fee) does not provide for a fixed and determinable payment.

Management Agreement and Charter

The Manager provides services to the Company pursuant to the Management Agreement with the Manager dated May 20, 2013, and is entitled to receive a management fee, servicing fee, late fees, other miscellaneous fees, and the reimbursement of certain expenses as described in the Company's charter. In consideration of the management services rendered to the Company, up until July 1 ,2017. OFG was entitled to receive from the Company the Existing Management Fee payable monthly, subject to a maximum of 2.75% per annum of the average unpaid balance of the mortgage loans at the end of each month in the calendar year. In August 2017, however, the Board and the Manager agreed to adjust the Existing Management Fee on an interim basis to the Interim Management Fee, which is  a monthly management fee  that equals 1/12th of 1.50% of the Company's Stockholders' Equity, subject to the additional details of the calculation as described in "Related Party Transactions – Management Fees and Expenses – Interim Fee Reduction and Amendment Proposal to Permanently Reduce Management Fees and Expenses" in Item 13 of this Annual Report. The Interim Management Fee is payable during the Interim Adjustment Period commencing July 1, 2017 and ending on March 31, 2018, and is intended to reduce the management fees payable by the Company during the Interim Adjustment Period.

OFG is also entitled to a monthly loan servicing fee, which, when added to all other fees paid in connection with the servicing of a particular loan, does not exceed the lesser of the customary, competitive fee paid in the community where the loan is placed for the provision of such services on that type of loan, or up to 0.25% per annum of the unpaid principle balance of the loans. Pursuant to the charter, OFG also receives all late payment charges from borrowers on loans owned by the Company, as well as, other miscellaneous fees which are collected from loan payments, loan payoffs or advances from loan principal, payable in cash on a monthly basis following the end of each month.

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
By their terms, the Management Agreement and the terms of the charter compensation and expense reimbursement, subject to permitted amendments, remain in effect for the duration of the existence of the Company, unless earlier terminated by the affirmative vote of the holders of a majority of the outstanding shares of Common Stock, automatically, or by OFG, or by the Company in accordance with the Agreement.
On March 13, 2018, we announced that our Board and the Manager have reached a non-binding agreement in principle to amend the Management Agreement to make the following changes to the Manager's compensation structure as further detailed in the Amendment Proposal: (1) to make permanent the Interim Management Fee adjustment along with an additional adjustment such that the monthly management fee payable will equal (i) one-twelfth (1/12) multiplied by (ii) (a) 1.50% of the first $300,000,000 of the Company's Stockholders' Equity and (b) 1.25% of the Company's Stockholders' Equity that is greater than $300,000,000, (2) to share with the Company 30% of all loan origination, acquisition and other fees and late payment charges paid in connection with our loans, with the remaining 70% of such fees and charges to be paid to the Manager, (3) to eliminate the payment of servicing fees to the Manager for the Manager's services as servicing agent with respect to our loans, and (4) to eliminate the expense reimbursement to the Manager for certain expenses, including the salary and related salary expense of the Manager's non-management and non-supervisory personnel. While the Company and the Manager caution that no assurances can be made regarding the timing or certainty of entering a definitive agreement relating to the Amendment Proposal, if a definitive agreement implementing the Amendment Proposal is not executed by March 31, 2018, the Manager has agreed that the Company will only be obligated to pay, and the Manager will only be entitled to receive, the reduced management fee contemplated under paragraph (1) above of the Amendment Proposal from and after April 1, 2018.  The foregoing summary of the Amendment Proposal is subject to the additional details as described in "Related Party Transactions – Management Fees and Expenses – Interim Fee Reduction and Amendment Proposal to Permanently Reduce Management Fees and Expenses" in Item 13 of this Annual Report.

Company Debt

The terms of the Company debt are discussed in further detail in our consolidated financial statements under "Note 7 – Lines of Credit Payable" and "Note 8 – Notes and Loans Payable on Real Estate" in Item 8 of this Annual Report.

CB&T Line of Credit

As of December 31, 2017, the Company has one credit facility and as of that date, the total amount available to borrow under the CB&T Credit Facility was $27,259,000 and the balance outstanding was $1,555,000 (leaving $25,704,000 available). As of March 9, 2018, the total amount available to borrow under the CB&T Credit Facility is $33,518,000 and the balance outstanding is $12,002,000 (leaving $21,516,000 available).  Interest on borrowings under the CB&T Credit Facility are payable monthly. Pursuant to the agreement of the parties, entered effective February 28, 2018, to extend the maturity date, all amounts outstanding under the facility are to be repaid not later than June 1, 2018 and advances may be made up to that date. The Company intends to renew this credit facility on a long-term basis by June 1, 2018.

Tahoe Stateline Venture, LLC Loan Payable
The balance of the TSV Loan was approximately $13,243,000 as of December 31, 2017 and $13,152,000 as of March 9, 2018. TSV borrowed $10,445,000 at the first closing under the TSV Loan and an additional $3,830,000 in September 2015. No further funds are available to borrow under this loan agreement. TSV makes monthly payments of principal and accrued interest and the balance of the loan is due on the maturity date, which is January 1, 2021.

ZRV Construction Loan
The balance of the ZRV Loan was approximately $17,176,000 as of December 31, 2017 and approximately $13,689,000 as of March 9, 2018. As of December 31, 2017, there was approximately $243,000 available to borrow on the ZRV Loan. Monthly interest only payments are required from an established interest reserve. In addition, commencing on August 18, 2017 and continuing on the last day of each quarter thereafter during the term of the Loan, $6 million of principal is required to be repaid. The balance of the ZRV Loan is due on August 3, 2018. The Company expects to repay the balance of the ZRV loan in full with proceeds from the sales of condominium units by the maturity date. If the Company is not able to fully repay the ZRV Loan by that date, then it will use its cash reserves and/or advances on the CB&T Credit Facility to repay the remaining balance.

Commitments and Contingencies

As of December 31, 2017, we have commitments to advance additional funds to borrowers of construction, rehabilitation and other loans (including interest reserves) in the total amount of approximately $30,495,000.
Contingency Reserves

We are required to maintain cash, cash equivalents and marketable securities as contingency reserves in an aggregate amount of at least 1.50% of Capital (as defined in our charter). Although the Manager believes the contingency reserves are adequate, it could become necessary for us to sell or otherwise liquidate certain of our investments or other assets to cover such contingencies on terms which might not be favorable to the Company. The contingency reserves held in restricted cash and/or cash and cash equivalents were approximately $3,464,000 and $3,738,000 as of December 31, 2017 and 2016, respectively.

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

Our operating results are exposed to the risks related to interest rate fluctuations as the results depend to a significant extent on the differences between income from our loans and our borrowing costs. We generally originate fixed rate loan investments and partially finance those investments with floating rate liabilities.  Our investments in fixed rate assets are generally exposed to changes in value due to interest rate fluctuations; however, the short maturity and low debt to investments of our loan portfolio are intended to partially offset that risk. Our average weighted maturity of fixed rate loans as of December 31, 2017 was approximately 9 months though in the past we have extended the maturity date on certain loans which would increase our exposure to interest rate risk.  In addition, our outstanding variable rate debt to loan investments as of December 31, 2017 was 13%. All of our variable rate investment loans and certain of our borrowings are subject to various interest rate floors. As a result, the impact of a change in interest rates may be different on our interest income than it is on our interest expense.  As a result of the floors on our variable rate investment loans (which are a small part of our loan portfolio), and the short term nature of these loans, the impact of a change in prevailing interest rates on our income is unlikely to be material.

The following table projects the potential impact on our interest expense for a 12-month period assuming an instantaneous increase of 100 basis points in the LIBOR interest rate curve and one percent in the Prime Rate based on balances outstanding as of December 31, 2017:

	As of or for the year ended December 31, 2017
	Variable Rate Loans tied to LIBOR	Variable Rate Loans tied to Prime Rate	Total

Aggregate Principal Balance of Debt	$—	$18,731,288	$18,731,288

Effect of 100 basis point increase in the LIBOR Curve	$—	$—	$—
Effect of one percent increase in the Prime Rate	—	187,313	187,313
Totals	$—	$187,313	$187,313

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

Item 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

OWENS REALTY MORTGAGE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and the Board of Directors of Owens Realty Mortgage, Inc.
Walnut Creek, California

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Owens Realty Mortgage, Inc. (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and financial statement schedules III and IV (collectively referred to as the "financial statements").  We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control – Integrated Framework issued by COSO.

Basis for Opinions

The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's financial statements and an opinion on the Company's internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Crowe Horwath LLP

We have served as the Company's auditor since 2011.

Sacramento, California
March 13, 2018

OWENS REALTY MORTGAGE, INC.

Consolidated Balance Sheets
December 31,

Assets	2017	2016
Cash and cash equivalents	$2,170,816	$434,243
Restricted cash	3,500,000	6,500,000
Loans, net of allowance for loan losses of $1,827,806 in 2017 and $2,706,822 in 2016	144,343,844	126,975,489
Interest and other receivables	2,430,457	2,164,335
Other assets, net of accumulated depreciation and amortization of $309,686 in 2017 and $251,729 in 2016	725,341	803,676
Deferred financing costs, net of accumulated amortization of $265,276 in 2017 and $107,744 in 2016	26,823	171,855
Deferred tax assets, net	3,207,322	7,248,977
Investment in limited liability company	2,140,545	2,140,482
Real estate held for sale	56,110,472	75,843,635
Real estate held for investment, net of accumulated depreciation of $3,316,753 in 2017 and $3,151,427 in 2016	24,355,653	37,279,763

Total assets	$239,011,273	$259,562,455
Liabilities and Equity
Liabilities:
Dividends payable	$1,572,047	$1,402,496
Due to Manager	277,671	360,627
Accounts payable and accrued liabilities	1,390,329	3,699,859
Deferred gains	302,895	209,662
Forward contract liability – share repurchase	2,731,171	—
Line of credit payable	1,555,000	4,976,000
Notes and loans payable on real estate	30,192,433	33,385,934
Total liabilities	38,021,546	44,034,578
Commitments and Contingencies (Note 15)
Equity:
Stockholders' equity:
Preferred stock, $.01 par value per share, 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2017 and 2016	—	—
Common stock, $.01 par value per share, 50,000,000 shares authorized, 11,198,119 shares issued, 9,095,454 and 10,247,477 shares outstanding at December 31, 2017 and 2016	111,981	111,981
Additional paid-in capital	182,437,522	182,437,522
Treasury stock, at cost – 2,102,665 and 950,642 shares at December 31, 2017 and 2016	(31,655,119)	(12,852,058)
Retained earnings	50,095,343	45,830,432
Total stockholders' equity	200,989,727	215,527,877

Total liabilities and equity	$239,011,273	$259,562,455

The accompanying notes are an integral part of these consolidated financial statements.

OWENS REALTY MORTGAGE, INC.

Consolidated Statements of Income
Years Ended December 31,

	2017	2016	2015

Revenues:
Interest income on loans	$10,840,730	$8,922,142	$8,277,004
Rental and other income from real estate properties	4,505,385	7,977,400	12,791,096
Other income	187,013	179,449	175,451
Total revenues	15,533,128	17,078,991	21,243,551
Expenses:
Management fees to Manager	3,546,085	3,286,470	2,051,134
Servicing fees to Manager	362,411	298,770	186,467
General and administrative expense	2,234,230	1,568,890	1,278,994
Rental and other expenses on real estate properties	4,980,900	7,060,526	8,510,110
Depreciation and amortization	1,138,515	1,258,305	2,052,181
Interest expense	1,587,695	2,859,294	1,938,113
Bad debt expense from uncollectible rent	—	—	152,805
(Recovery of) provision for loan losses	(360,012)	1,284,896	(1,026,909)
Impairment losses on real estate properties	1,423,286	3,227,807	1,589,434
Total expenses	14,913,110	20,844,958	16,732,329
Operating income (loss)	620,018	(3,765,967)	4,511,222
Gain on sales of real estate, net	14,728,921	24,497,763	21,818,553
Settlement expense	(2,627,436)	—	—
Net income before income tax expense	12,721,503	20,731,796	26,329,775
Income tax (expense) benefit	(4,041,655)	7,248,977	(93,335)
Net income	8,679,848	27,980,773	26,236,440
Less: Net income attributable to non-controlling interests	—	(3,571,003)	(2,667,324)

Net income attributable to common stockholders	$8,679,848	$24,409,770	$23,569,116

Per common share data:
Basic and diluted earnings per common share	$0.85	$2.38	$2.22
Basic and diluted weighted average number of common shares outstanding	10,162,496	10,247,477	10,594,807
Dividends declared per share of common stock	$0.38	$0.32	$0.41

The accompanying notes are an integral part of these consolidated financial statements.

OWENS REALTY MORTGAGE, INC.

Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2017, 2016 and 2015

	Common Stock		Additional	Treasury Stock			Total	Non-
			Paid-in			Retained	Stockholders'	controlling	Total
	Shares	Amount	Capital	Shares	Amount	Earnings	Equity	Interests	Equity

Balances, January 1, 2015	11,198,119	$111,981	$182,437,522	(430,118)	$(5,349,156)	$7,371,511	$184,571,858	$4,174,753	$188,746,611

Net income	—	—	—	——	—	23,569,116	23,569,116	2,667,324	26,236,440
Dividends declared	—	—	—	——	—	(4,344,417)	(4,344,417)	—	(4,344,417)
Tax payment made on behalf of stockholders (Note 9)	—	—	—	—	—	(1,313,657)	(1,313,657)	—	(1,313,657
Purchase of treasury stock	—	—	—	(520,524)	(7,502,902)	—	(7,502,902)	—	(7,502,902)
Contribution from non-controlling interest	—	—	—	—	—	—	—	279,184	279,184
Distributions to non-controlling interests	—	—	—	——	—	—	—	(2,592,412)	(2,592,412)
Balances, December 31, 2015	11,198,119	$111,981	$182,437,522	(950,642)	$(12,852,058)	$25,282,553	$194,979,998	$4,528,849	$199,508,847

Net income	—	—	—	—	—	24,409,770	24,409,770	3,571,003	27,980,773
Dividends declared	—	—	—	—	—	(3,279,193)	(3,279,193)	—	(3,279,193)
Tax payment made on behalf of stockholders (Note 9)	—	—	—	—	—	(582,698)	(582,698)	—	(582,698)
Contribution from non-controlling interest	—	—	—	—	—	—	—	44,207	44,207
Distributions to non-controlling interests	—	—	—	—	—	—	—	(8,144,059)	(8,144,059)
Balances, December 31, 2016	11,198,119	$111,981	$182,437,522	(950,642)	$(12,852,058)	$45,830,432	$215,527,877	$—	$215,527,877

Net income	—	—	—	—	—	8,679,848	8,679,848	—	8,679,848
Dividends declared	—	—	—	—	—	(3,774,670)	(3,774,670)	—	(3,774,670)
Tax payment made on behalf of stockholders (Note 9)	—	—	—	—	—	(640,267)	(640,267)	—	(640,267)
Purchase of treasury stock	—	—	—	(1,152,023)	(18,803,061)	—	(18,803,061)	—	(18,803,061)
Balances, December 31, 2017	11,198,119	$111,981	$182,437,522	(2,102,665)	$(31,655,119)	$50,095,343	$200,989,727	$—	$200,989,727

The accompanying notes are an integral part of these consolidated financial statements

OWENS REALTY MORTGAGE, INC.
Consolidated Statements of Cash Flows
Years ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$8,679,848	$27,980,773	$26,236,440
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Gain on sales of real estate, net	(14,728,921)	(24,497,763)	(21,818,553)
Deferred income tax benefit	4,041,655	(7,248,977)	—
Income from investment in limited liability company	(185,063)	(179,450)	(175,451)
(Reversal of) provision for loan losses	(360,012)	1,284,896	(1,026,909)
Impairment losses on real estate properties	1,423,286	3,227,807	1,589,434
Depreciation and amortization	1,138,515	1,258,305	2,052,181
Amortization of deferred financing costs	317,419	456,168	367,471
Accretion of discount on loans	—	—	(536,816)
Changes in operating assets and liabilities:
Interest and other receivables	(266,122)	(441,985)	(282,538)
Other assets	34,172	(420,759)	(122,622)
Accounts payable and accrued liabilities	(2,351,676)	(2,314,291)	(526,952)
Due to Manager	(82,956)	(48,016)	124,999
Forward contract liability	459,688	—	—
Net cash (used in) provided by operating activities	(1,880,167)	(943,292)	5,880,684

Cash flows from investing activities:
Principal collected on loans	69,266,337	55,849,884	35,216,165
Investments in loans	(85,824,680)	(78,272,140)	(68,739,645)
Investment in real estate properties	(11,232,758)	(26,406,879)	(23,607,553)
Net proceeds from disposition of real estate properties	55,879,123	89,401,642	48,602,328
Purchases of vehicles and equipment	(16,170)	(29,887)	(48,402)
Distribution received from investment in limited liability company	185,000	180,000	177,000
Transfer from (to) restricted cash, net	3,000,000	725,371	(976,625)
Net cash provided by (used in) investing activities	31,256,852	41,447,991	(9,376,732)

Cash flows from financing activities
Advances on notes payable	10,543,172	23,966,383	28,603,251
Repayments on notes payable	(13,972,820)	(36,380,880)	(20,055,762)
Advances on lines of credit	19,945,000	79,416,793	69,247,500
Repayments of lines of credit	(23,366,000)	(95,356,293)	(59,782,000)
Payment of deferred financing costs	(12,500)	(279,599)	(41,735)
Distributions to non-controlling interests	—	(8,144,059)	(2,592,412)
Contribution from non-controlling interest	—	44,207	279,184
Purchase of treasury stock	(16,531,578)	—	(7,502,902)
Dividends paid	(4,245,386)	(4,592,850)	(4,816,779)
Net cash (used in) provided by financing activities	(27,640,112)	(41,326,298)	3,338,345

Net increase (decrease) in cash and cash equivalents	1,736,573	(821,599)	(157,703)

Cash and cash equivalents at beginning of year	434,243	1,255,842	1,413,545

Cash and cash equivalents at end of year	$2,170,816	$434,243	$1,255,842

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for interest (excluding amounts capitalized)	$1,291,743	$2,495,000	$1,570,887
Cash paid during the year for interest that was capitalized	472,357	555,453	393,591
Cash paid during the year for income taxes	—	—	93,335

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

Supplemental Disclosure of Non-Cash Activity
Increase in real estate from loan foreclosures	—	700,800	—
Decrease in loans, net of allowance for loan losses, from loan foreclosures	—	(631,232)	—
Decrease in interest and other receivables from adding balances to loans	—	(69,568)	—
Decrease in interest and other receivables from loan foreclosures	—	—	—
Increase in loans from sales of real estate	450,000	1,595,000	4,650,000
Amortization of deferred financing costs capitalized to construction project	(76,260)	(119,471)	(207,347)
Capital expenditures financed through accounts payable	(42,146)	(2,654,856)	(1,666,572)
Dividends declared but not paid	(1,572,047)	(1,402,496)	(2,133,455)
Repurchase of treasury stock accrued as forward contract liability	(2,271,483)	—	—

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
Certain reclassifications have been made to the 2015 and 2016 consolidated financial statements to conform to the 2017 presentation. None of the reclassifications had an impact on net income or equity.
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

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

Recently Issued Accounting Standards
In January 2017, the FASB issued Accounting Standards Update ("ASU") 2017-01, "Business Combinations (Topic 805) – Clarifying the Definition of a Business", or ASU 2017-01. The amendments in ASU 2017-01 clarify the definition of a business by more clearly outlining the requirements for an integrated set of assets and activities to be considered a business and by establishing a practical framework to determine when the integrated set of assets and activities is a business. This standard is effective for interim and annual reporting periods beginning after December 15, 2017. The Company does not believe that adoption of ASU 2017-01 will have a material impact on its consolidated financial statements.

In November 2016, the FASB issued Accounting Standards Update ("ASU") 2016-18, "Statement of Cash Flows (Topic 230) – Restricted Cash", or ASU 2016-18. The amendments in ASU 2016-18 require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash and cash equivalents together when reconciling the beginning and end of period total amounts shown on the statement of cash flows. This standard is effective for interim and annual reporting periods beginning after December 15, 2017 on a retrospective basis to each period presented. The adoption of ASU 2016-18 will result in the Company including its restricted cash with cash and cash equivalents when reconciling the beginning and ending amounts shown on its consolidated statement of cash flows.

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments", or ASU 2016-15. The amendments in ASU 2016-15 reflect eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. This standard is effective for interim and annual reporting periods beginning after December 15, 2017 and requires adoption on a retrospective basis to each period presented, unless it is impracticable to apply, in which case, the amendment is required to be applied prospectively as of the earliest date practicable. Presently, the Company believes that the only impact from the adoption of ASU 2016-15 will be that distributions it receives from its equity method investment will be reported in cash flows from operating activities rather than financing activities on its consolidated statement of cash flows.

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

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," or ASU 2014-09. ASU 2014-09 broadly amends the accounting guidance for revenue recognition. ASU 2014-09's effective date was deferred one year by ASU 2015-14, and it is now effective for the first interim or annual period beginning after December 15, 2017, and is to be applied retrospectively to all periods presented or retrospectively with the cumulative effect recognized at the date of the initial application. The Company plans to adopt the standard using the modified retrospective method. The Company expects that the majority of its revenue will not be impacted by the adoption of this accounting standard since the standard will not change its accounting policy for the recognition of interest income. The Company does not anticipate its revenue from real estate properties and related disclosures will be significantly impacted by this standard, as rental income from leasing arrangements is specifically excluded from ASU 2014-09, and will be evaluated with the adoption of the lease accounting standard, ASU 2016-02, discussed below. The Company anticipates the primary effects of the new standard will be associated with the Company's non-lease revenue streams, which represented less than 4% of consolidated total revenues in 2017. In addition, under ASU 2014-09, gain or loss on the sale of real estate when such sale is financed by the Company will be impacted for future transactions entered into and management expects that the Company will need to reevaluate four past real estate sales transactions and retroactively apply the provisions of ASU 2014-09 as of January 1, 2018, which is not likely to result in a material change to the Company's consolidated financial statements.

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

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments- Overall (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities", or ASU 2016-01.  ASU 2016-01 enhances the reporting model for financial instruments to provide users of financial statements with more decision-useful information. This Update contains several provisions, including but not limited to 1) requiring equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income; 2) simplifying the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; 3) eliminating the requirement to disclose the method(s) and significant assumptions used to estimate fair value; and 4) requiring separate presentation of financial assets and liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements. ASU 2016-01 also changes certain financial statement disclosure requirements, including requiring disclosures of the fair value of financial instruments be made on the basis of exit price. ASU 2016-01 is effective for public entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  Management does not expect adoption of this accounting standard will have a significant impact on the Company's consolidated financial statements, however management expects the requirement to use an exit price methodology could impact the disclosures the Company makes related to fair value of its financial instruments.  Disclosure of the fair value of the Company's loans is likely to be impacted the most by this change.

Cash and Cash Equivalents

Cash and cash equivalents include funds on deposit with financial institutions.

Restricted Cash

Restricted cash includes contingency reserves required pursuant to the Company's charter and non-interest bearing deposits required pursuant to the Company's lines of credit (see Note 7).

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
Deferred Financing Costs

Issuance and other costs related to the Company's lines of credit and certain notes payable are capitalized and amortized to interest expense under either the straight-line or effective interest methods over the terms of the respective debt instruments. Deferred financing costs related to the construction loan in Zalanta Resort at the Village, LLC were amortized to the construction project under the straight-line method over the term of construction/renovation.

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
Earnings per Common Share

The Company calculates basic earnings per common share by dividing net income attributable to common stockholders for the period by the weighted-average shares of Common Stock outstanding for that period. Diluted earnings per common share take into effect any dilutive instruments, unless if when doing so such effect would be anti-dilutive. At the present time, the Company has not issued any restricted stock or restricted stock units and has no other dilutive instruments.

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

The accounting guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and  also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. A tax position is recognized as a benefit only if it is "more likely than not" that the position would be sustained in a tax examination, with a tax examination being presumed to occur. The Company has analyzed its various federal and state filing positions and believes that its income tax filing positions and deductions are well documented and supported. There was no reserve for uncertain tax positions recorded as of December 31, 2017 and 2016. Interest and penalties related to income tax matters, if any, are recorded as part of income tax expense in the consolidated statement of income.

Certain entities included in the Company's consolidated financial statements are subject to certain state and local taxes. These taxes are recorded as general and administrative expenses in the accompanying consolidated financial statements.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES
The following tables show the changes in the allowance for loan losses by portfolio segment for the years ended December 31, 2017, 2016 and 2015 and the allocation of the allowance for loan losses and loans as of December 31, 2017 and 2016 by portfolio segment and by impairment methodology:

	Commercial	Residential	Land
2017				Total

Allowance for loan losses:
Beginning balance	$864,971	$1,331,318	$510,533	$2,706,822
Charge-offs	—	(546,004)	—	(546,004)
Recoveries	27,000	—	—	27,000
Provision (Reversal)	177,487	(333,777)	(203,722)	(360,012)
Ending balance	$1,069,458	$451,537	$306,811	$1,827,806

Ending balance: individually evaluated for impairment	$—	$186,708	$—	$186,708

Ending balance: collectively evaluated for impairment	$1,069,458	$264,829	$306,811	$1,641,098

Ending balance	$1,069,458	$451,537	$306,811	$1,827,806

Loans:
Ending balance	$127,873,281	$13,170,795	$5,127,574	$146,171,650

Ending balance: individually evaluated for impairment	$1,212,851	$7,321,359	$—	$8,534,210

Ending balance: collectively evaluated for impairment	$126,660,430	$5,849,436	$5,127,574	$137,637,440

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

	Commercial	Residential	Land
2016				Total

Allowance for loan losses:
Beginning balance	$1,140,530	$455,587	$246,329	$1,842,446
Charge-offs	(447,520)	—	—	(447,520)
Recoveries	27,000	—	—	27,000
Provision	144,961	875,731	264,204	1,284,896
Ending balance	$864,971	$1,331,318	$510,533	$2,706,822

Ending balance: individually evaluated for impairment	$—	$732,712	$—	$732,712

Ending balance: collectively evaluated for impairment	$864,971	$598,606	$510,533	$1,974,110

Ending balance	$864,971	$1,331,318	$510,533	$2,706,822

Loans:
Ending balance	$102,442,111	$19,001,677	$8,238,523	$129,682,311

Ending balance: individually evaluated for impairment	$—	$4,883,866	$—	$4,883,866

Ending balance: collectively evaluated for impairment	$102,442,111	$14,117,811	$8,238,523	$124,798,445

	Commercial	Residential	Land
2015				Total

Allowance for loan losses:
Beginning balance	$888,260	$1,975,112	$5,983	$2,869,355
Charge-offs	—	—	—	—
Provision (Reversal)	252,270	(1,519,525)	240,346	(1,026,909)
Ending balance	$1,140,530	$455,587	$246,329	$1,842,446

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

The following tables show an aging analysis of the loan portfolio by the time monthly payments are past due at December 31, 2017 and 2016. All of the loans that were 90 days or more past due in payments as listed below were on non-accrual status as of December 31, 2017 and 2016.

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due
				Total Past Due Loans	Current Loans	Total Loans
December 31, 2017

Commercial	$1,212,851	$—	$—	$1,212,851	$126,660,430	$127,873,281
Residential	—	4,676,433	2,644,926	7,321,359	5,849,436	13,170,795
Land	—	—	—	—	5,127,574	5,127,574
	$1,212,851	$4,676,433	$2,644,926	$8,534,210	$137,637,440	$146,171,650

The above table as of December 31, 2017 includes seven past maturity loans in the Current Loan category of approximately $7,585,000 ($4,585,000 Commercial of which $3,000,000 was 30-59 days past maturity and $1,585,000 was greater than 90 days past maturity and $3,000,000 Residential of which all was less than 30 days past maturity). These loans were current in making monthly interest payments and in the process of being extended, paid off or refinanced. In addition, of the delinquent loans above, $7,107,000 of Residential loans were past maturity.

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

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

The following tables show information related to impaired loans as of and for the years ended December 31, 2017, 2016 and 2015:

	As of December 31, 2017			Year Ended December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$1,222,499	$1,212,851	$—	$101,875	$19,189
Residential	6,610,216	6,505,469	—	753,711	50,369
Land	—	—	—	—	—
	$7,832,715	$7,718,320	$—	$855,586	$69,559
With an allowance recorded:
Commercial	$—	$—	$—	$—	$—
Residential	1,302,707	815,890	186,708	3,188,101	—
Land	—	—	—	—	—
	$1,302,707	815,890	$186,708	$3,188,101	$—
Total:
Commercial	$1,222,499	$1,212,851	$—	$101,875	$19,189
Residential	7,912,923	7,321,359	186,708	3,941,813	50,369
Land	—	—	—	—	—
	$9,135,422	$8,534,210	$186,708	$4,043,688	$69,559

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

	As of December 31, 2016				Year Ended December 31, 2016
	Recorded Investment	Unpaid Principal Balance		Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$—	$—		$—	$1,684,877	$38,187
Residential	228,349	228,349		—	236,042	20,598
Land	—	—		—	—	—
	$228,349	$228,349	$		$1,920,919	$58,785
With an allowance recorded:
Commercial	$—	$—		$—	$865,285	$—
Residential	5,145,712	4,655,517		732,712	6,209,540	—
Land	—	—		—	—	—
	$5,145,712	4,655,517		$732,712	$7,074,825	$—
Total:
Commercial	$—	$—		$—	$2,550,162	$38,187
Residential	5,374,061	4,883,866		732,712	6,445,582	20,598
Land	—	—		—	—	—
	$5,374,061	$4,883,866		$732,712	$8,995,744	$58,785

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

	Year Ended December 31, 2015
	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$2,300,846	$639,935
Residential	8,217,114	192,491
Land	310,011	216,904
	$10,827,971	$1,049,330
With an allowance recorded:
Commercial	$1,119,594	$49,442
Residential	—	—
Land	—	—
	$1,119,594	$49,442
Total:
Commercial	$3,420,440	$689,377
Residential	8,217,114	192,491
Land	310,011	216,904
	$11,947,565	$1,098,772

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

Troubled Debt Restructurings

The Company had recorded specific loan loss allowances of approximately $187,000 and $733,000 on loans totaling $2,739,000 and $5,374,000 (recorded investments before allowance) to borrowers whose loan terms had been modified in troubled debt restructurings as of December 31, 2017 and 2016, respectively.  The Company has not committed to lend additional amounts to any of these borrowers, other than discussed below.

During the year ended December 31, 2017, the terms of one impaired loan with a principal balance of $1,145,000 were modified as a troubled debt restructuring. The maturity date was extended by one year and the Company agreed to advance another $165,000 (of which $68,000 was advanced at the time of modification) to the borrower to cover past due and future interest payments. All other terms of the loan remained the same. The loan and related collateral were analyzed and it was determined that no specific loan loss allowance was required as of December 31, 2017.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

There were no loans modified as troubled debt restructurings during the years ended December 31, 2016 and 2015.

The following table shows information related to the loan modification made by the Company during the year ended December 31, 2017 that constituted a troubled debt restructuring:

	Modifications During the Year Ended December 31, 2017
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Troubled Debt Restructurings That Occurred During the Year
Commercial	1	$1,173,625	$1,212,851

There were no loans modified as troubled debt restructurings during the previous twelve months that defaulted during the years ended December 31, 2017, 2016 and 2015. Generally, the Company considers a loan as having defaulted if its payments are delinquent 90 days or more.

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

During the years ended December 31, 2017, 2016 and 2015, the Company received capital distributions from 1850 in the total amount of $185,000, $180,000 and $177,000, respectively. The net income to the Company from its investment in 1850 De La Cruz was approximately $185,000, $179,000 and $175,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

NOTE 5 - REAL ESTATE HELD FOR SALE
Real estate properties held for sale as of December 31, 2017 and 2016 consisted of properties acquired through foreclosure classified by property type as follows:
	December, 2017	December 31, 2016
Residential	$24,627,710	$—
Land (including land under development)	14,389,620	73,140,659
Retail	7,632,893	—
Golf course	1,999,449	1,970,437
Marina	2,207,675	—
Assisted care	5,253,125	—
Office	—	732,539
	$56,110,472	$75,843,635
Note: The ZRV mixed-use residential/retail project was completed during 2017. Thus, the related book value included in Land as of December 31, 2016 was transferred to the Residential and Retail categories as of December 31, 2017 in the table above.

Transfers

During the year ended December 31, 2017, the Company transferred seven properties with carrying amounts totaling approximately $13,423,000 (four land, two marina and one assisted care) from "Held for Investment" to "Held for Sale" as the properties were listed for sale and sales were expected within a one year period. In addition, during the year ended December 31, 2017, the Company transferred one land property of approximately $1,915,000 from "Held for Sale" to "Held for Investment" as it was not expected to be sold within one year. Impairment losses totaling $1,423,000 were recorded on four properties during 2017 (two marina, one land and one assisted care) as a result of the transfers or subsequent to the transfers.

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

No losses were recorded as a result of transfers between "Held for sale" and "Held for investment" categories for the years ended December 31, 2017, 2016 and 2015, however, an impairment loss of $146,000 was recorded on the land property mentioned above prior to its transfer from "Held for sale" to "Held for investment".

Impairment Losses

During the year ended December 31, 2017, the Company recorded impairment losses totaling $1,423,000 on the marina located in Bethel Island, California ($495,000), the marina located in Isleton, California ($315,000), the undeveloped land located in San Jose, California ($146,000) and the assisted care property located in Bensalem, Pennsylvania ($467,000) due to new appraisals obtained, reductions in the fair market value estimated by management and/or related to agreements signed by the Company to sell the properties at prices that were lower than the book values of the properties. See "Sales" below.

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

Sales

During the year ended December 31, 2017, the Company sold eight real estate properties (four land, one partial residential, two partial office and one marina) for aggregate net sales proceeds of approximately $55,879,000 and carryback notes totaling $450,000, resulting in net gain on sales of real estate totaling approximately $14,729,000. All but one of the gains from 2017 sales were accounted for using the full accrual method. One sale resulted in the recording of deferred gain of approximately $93,000.

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

Foreclosures

There were no foreclosures during the years ended December 31, 2017 and 2015.

During the year ended December 31, 2016, the Company foreclosed on one loan secured by an office property located in Oakdale, California with a principal balance of approximately $1,079,000 and obtained the property via the trustee's sale. In addition, accrued interest and advances made on the loan (for items such as legal fees and delinquent property taxes) in the total amount of approximately $70,000 were capitalized to the basis of the property. It was determined that the fair value of the property was lower than the Company's investment in the loan and a specific loan allowance was previously established of approximately $495,000. This amount was then recorded as a charge-off against the allowance for loan losses at the time of foreclosure, after a reduction of the previously established allowance in the amount of approximately $47,000 as a result of an updated appraisal obtained (net charge-off of $448,000). The property, along with a unit in the building purchased by the Company in 2015, was contributed into a new taxable REIT subsidiary, East G, LLC, in June 2016. The property was sold during 2017.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

NOTE 6 - REAL ESTATE HELD FOR INVESTMENT
Real estate held for investment as of December 31, 2017 and 2016 consisted of properties acquired through foreclosure classified by property type as follows:
	December 31, 2017	December 31, 2016
Retail	$16,623,238	$16,829,995
Land	2,018,068	4,234,806
Residential	2,356,995	2,405,439
Assisted care	—	5,820,709
Office	3,357,352	3,962,869
Marina	—	4,025,945
	$24,355,653	$37,279,763

The balances of land and the major classes of depreciable property for real estate held for investment as of December 31, 2017 and 2016 are as follows:
	December 31, 2017	December 31, 2016
Land and land improvements	$5,112,063	$11,520,339
Buildings and improvements	22,560,343	28,910,851
	27,672,406	40,431,190
Less: Accumulated depreciation and amortization	(3,316,753)	(3,151,427)
	$24,355,653	$37,279,763

It is the Company's intent to sell its real estate properties held for investment, but expected sales are not probable to occur within the next year.
Depreciation expense was approximately $1,080,000, $1,186,000 and $1,971,000 for the years ended December 31, 2017, 2016 and 2015, respectively.
Foreclosures

There was no real estate held for investment acquired through foreclosure during the years ended December 31, 2017, 2016 and 2015.

NOTE 7 – LINE OF CREDIT PAYABLE

The Company borrows funds under the California Bank & Trust ("CB&T") Line of Credit and, until its termination in 2016,  a line of credit that was in place with Opus Bank ("Opus"). As of December 31, 2017 and 2016, the outstanding balances and total commitments under the CB&T Line of Credit consisted of the following:
	December 31, 2017		December 31, 2016

	Outstanding Balance	Total Commitment	Outstanding Balance	Total Commitment

CB&T Line of Credit	$1,555,000	$27,259,000	$4,976,000	$22,625,000

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

CB&T Line of Credit

In February 2014, the Company entered into a Credit Agreement and Advance Formula Agreement and related agreements with CB&T as the lender (the "CB&T Credit Facility").The agreements were amended and restated in April 2015, March 2016 and June 2017 to add First Bank and Umpqua Bank as additional lenders and to increase the maximum borrowings available (total commitment) under the facility to the lesser of a $75,000,000 maximum or the amount determined pursuant to a borrowing base calculation described in the Advance Formula Agreement (the "Total Current Commitment").  Borrowings under the CB&T Credit Facility now mature on June 1, 2018, and advances can be made up to that date, pursuant to the parties' agreement to extend the maturity date entered effective February 28, 2018 (see Note 16). The Company is required to keep $3,500,000 in a non-interest bearing account with CB&T that is reported as restricted cash in the accompanying consolidated balance sheets.

Such borrowings bear interest payable monthly at the prime rate of interest established by CB&T from time-to-time plus one quarter percent (.25%) per annum (4.75% at December 31, 2017). Upon a default such interest rate increases by 2.00%. The original CB&T Credit Facility required the payment of an origination fee of $100,000 and other issuance costs totaling $177,000 that were capitalized to deferred financing costs and were being amortized to interest expense using the straight-line method through the maturity date of the CB&T Credit Facility (fully amortized as of December 31, 2017). The First Amendment required the payment of an origination fee and other costs totaling $255,000 that were capitalized to deferred financing costs and were being amortized to interest expense using the straight-line method through the new maturity date. The Company is also subject to certain ongoing administrative fees and expenses.

Interest expense on the CB&T Credit Facility was approximately $312,000, $881,000 and $431,000 during the years ended December 31, 2017, 2016 and 2015, respectively (including $158,000, $131,000 and $126,000, respectively, in amortization of deferred financing costs).

Borrowings under the CB&T Credit Facility are secured by certain assets of the Company. These collateral assets include the grant to the lenders of first-priority deeds of trust on certain real property assets and trust deeds of the Company to be specified by the parties from time-to-time and all personal property of the Company, which collateral includes the assets described in the Security Agreement and in other customary collateral agreements that will be entered into by the parties from time-to-time.

As of December 31, 2017, the carrying amount and classification of loans securing the CB&T Credit Facility were as follows:

Loans:	December 31, 2017
Commercial	$40,829,143
Residential	1,653,107
Total	$42,482,250

The CB&T Credit Facility agreements contain financial covenants which are customary for a loan of this type. Management is not aware of any breach of these covenants as of December 31, 2017.

Opus Bank Line of Credit

In April 2014, the Company entered into a Secured Revolving Credit Loan Agreement (the "Opus Credit Agreement") and related agreements with Opus as the lender (the "Opus Credit Facility").  The Company repaid the Opus Credit Facility in full in September 2016 and the facility has terminated.

The Opus Credit Facility required the payment of an origination fee of $100,000 and other issuance costs totaling $231,000 that were capitalized as deferred financing costs and were being amortized to interest expense using the straight-line method through the maturity date. The Company was also subject to certain ongoing administrative fees and expenses. Interest expense on the Opus Credit Facility was approximately $364,000 and $126,000 during the years ended December  31, 2016 and 2015, respectively (including $103,000 and $77,000, respectively, in amortization of deferred financing costs). The amount of unamortized deferred financing costs expensed immediately on termination of the Opus Credit Facility was approximately $45,000 during the year ended December 31, 2016.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

NOTE 8 - NOTES AND LOANS PAYABLE ON REAL ESTATE

The Company had the following notes and loans payable outstanding as of December 31, 2017 and 2016:
	December 31, 2017	Interest Rate	December 31, 2016	Interest Rate	Payment Terms/Frequency	Maturity Date
Tahoe Stateline Venture, LLC Loan Payable	$13,242,514	4.22%	$13,634,889	3.47%	Amortizing Monthly	January 2021
Zalanta Construction Loan Payable	17,176,288	6.00%	20,213,560	5.25%	Interest Monthly Principal Quarterly	August 2018
Principal amount	$30,418,802		$33,848,449
Less unamortized deferred financing costs	(226,369)		(462,515)
Notes and loans payable, net	$30,192,433		$33,385,934

The following table shows maturities by year on these notes and loans payable as of December 31, 2017:
Years ending December 31:
2018	$17,546,247
2019	387,135
2020	403,792
2021	12,081,628
2022	—
Thereafter	—
$30,418,802

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

The maturity date of the TSV Loan is January 1, 2021 (the "Maturity Date"). All outstanding borrowings under the TSV Loan documents bear interest initially at a rate of 3.47% per annum (the "Long Term Adjustable Rate"), and on January 1, 2018 the Long Term Adjustable Rate was reset to Lender's then current market rate for three year fixed rate loans from comparable commercial real estate secured transactions, as determined by Lender in its sole discretion (4.22%). Upon a default under the TSV Loan documents, the interest rate on the outstanding principal balance increases by an additional five percent (5.00%) per annum, and the rate on any other outstanding obligations thereunder increases to ten percent (10.00%) per annum. Prepayments under the TSV Loan documents are subject to certain prepayment fees; provided that during the 90 day period immediately prior to January 1, 2018, and the 90 day period immediately prior to the Maturity Date, TSV may prepay the entire unpaid balance of the Loan in full, without any Prepayment Fee or penalty.

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

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

The Credit Agreement required the payment of a closing fee of $108,750 and certain administrative fees totaling approximately $218,000. The majority of these costs were paid out of proceeds from the loan and capitalized to deferred financing costs and are being amortized to interest expense using the effective interest method through the Maturity Date. During the years ended December 31, 2017, 2016 and 2015, approximately $502,000, $515,000 and $427,000, respectively, of interest expense was incurred (including approximately $36,000, $36,000 and $36,000, respectively, of deferred financing costs amortized to interest expense).

The TSV Loan documents contain financial covenants which are customary for loans of this type. Management is not aware of any breach of these covenants as of December 31, 2017.

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

Borrowings under the ZRV Loan documents are only for payment or reimbursement of approved Project costs and such borrowings are subject to customary conditions for loans of this type.  The borrowings under the ZRV Loan may not exceed the lesser of (i) 60% of the value of the Project, determined on an "as is" basis; or (ii) 65% of the Borrowers' total costs of the Project, to be calculated in accordance with the Loan Agreement. All outstanding borrowings under the ZRV Loan will bear interest at the Wall Street Journal Prime Rate plus 1.50% (calculated on a floating daily basis) (the "Note Rate"), but in no event will the Note Rate be lower than the floor rate of five percent (5.0%) per annum. The Note Rate as of December 31, 2017 was 6.00%.  Upon a default under the Loan Agreement, the Note Rate increases by an additional five percent (5.0%) per annum.

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

Borrowings are secured by: (i) a first mortgage lien on the Premises and certain additional property (the "Additional Premises") held by ZRV II and all improvements, amenities and appurtenances to the Premises and the Additional Premises, (ii) an assignment of all personal property, sales contracts, rents, leases, and ground leases associated with the Premises, and (iii) all design, development, service, management, leasing and construction contracts associated with the Premises.  In addition, ZRV established a deposit account with Lender of $3,000,000 to be held as additional collateral for the ZRV Loan that was reported as restricted cash in the accompanying consolidated balance sheets. The deposit was released during 2017 and the $3,000,000 applied as a repayment of the loan payable.

The ZRV Loan documents contain provisions that allow for the sale of individual condominiums in the Project during the term of the ZRV Loan, and the removal of those units from the collateral base, in exchange for payment of proceeds of the sales to Lender.  Any such payment of sales proceeds to Lender will be applied to reduce the principal balance of the ZRV Loan and will reduce the quarterly Curtailment Requirement. Principal payments totaling approximately $13,580,000 were made during the year ended December 31, 2017 from the sale of seven condominium units and from the released deposit account.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

The Loan Agreement required the payment of an origination fee of $310,000 and other issuance costs totaling approximately $400,000. The majority of these costs were paid out of the loan proceeds and capitalized to deferred financing costs and are being amortized to the Project using the straight-line method through the maturity date. During the years ended December 31, 2017 and 2016, approximately $76,000 and $83,000, respectively, of deferred financing costs was amortized to the Project. During the years ended December 31, 2017 and 2016, approximately $472,000 and $272,000, respectively, of interest was incurred which was capitalized to the Project. During the year ended December 31, 2017, approximately $774,000 of interest was expensed (including approximately $124,000 of deferred financing costs amortized to interest expense).

The ZRV Loan documents contain financial covenants which are customary for loans of this type. Management is not aware of any breach of these covenants as of December 31, 2017.

NOTE 9 – STOCKHOLDERS' EQUITY
Dividends

The following table presents the tax treatment for dividends paid by the Company on its Common Stock for the years ended December 31, 2017, 2016 and 2015:
								Dividends Classified as Return of Capital
			Dividends Classified as Ordinary Income			Capital Gain Distribution
	Total Dividends Paid(4)
Year		Dividends Paid Per Share	Percent	Dividends Paid Per Share	Qualified Dividend Income(5)	Percent	Dividend Paid Per Share	Percent	Dividends Paid Per Share
Common Stock:
2017 (1)	$3,789,108	$0.380	87.67%	$0.333	—	12.33%	$0.047	—%	$0.000
2016 (2)	$3,279,193	$0.320	15.05%	$0.048	—	84.95%	$0.272	—%	$0.000
2015 (3)	$4,347,331	$0.410	100.00%	$0.410	—	—%	$—	—%	$0.000

1) Dividends declared and paid in 2017 per above do not include $640,267 which represented capital gains tax on 2017 undistributed capital gains paid on behalf of shareholders to the U.S. Treasury in January 2018 (and recorded as dividends paid and payable in the consolidated financial statements).
(2) Dividends declared and paid in 2016 per above do not include $582,698 which represented capital gains tax on 2016 undistributed capital gains paid on behalf of shareholders to the U.S. Treasury in January 2017 (and recorded as dividends paid and payable in the consolidated financial statements).
(3) Dividends declared and paid in 2015 per above do not include $1,313,657 which represented capital gains tax on 2015 undistributed capital gains paid on behalf of shareholders to the U.S. Treasury in January 2016 (and recorded as dividends paid and payable in the consolidated financial statements) and exclude the $1,292,160 dividend discussed in (3) below.
(4) Includes $14,438 and $2,914 for 2017 and 2015, respectively, of dividends on shares repurchased under the stock repurchase plans discussed below that were in transit with respect to the deposit/withdrawal at custodian process and therefore not yet held as treasury shares on the record date of the dividends.  When such funds were subsequently received by the Company they were posted to retained earnings such that dividends reflected on the consolidated statement of stockholders' equity are net of these amounts.
(5) Qualified dividend income is eligible for reduced dividend rates.

Stock Repurchases and Repurchase Programs

On May 27, 2015, the Board of Directors authorized a Rule 10b5-1 stock repurchase plan (the "2015 Repurchase Plan") which authorized the Company to purchase up to $7.5 million of its Common Stock subject to certain price, volume and timing constraints specified in the brokerage agreement. During the year ended December 31, 2015, the Company repurchased 520,524 shares of its Common Stock under this plan for a total cost of approximately $7,503,000 (including commissions) and an average cost of $14.41 per share and the repurchased shares were returned to the status of authorized but unissued shares of Common Stock. The authorized funding for the 2015 Repurchase Plan was exhausted in 2015.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

On December 11, 2015, the Board of Directors authorized a new Rule 10b5-1 stock repurchase plan (the "2016 Repurchase Plan") which authorized the Company to purchase up to $7.5 million of its Common Stock, subject to certain price, volume and timing constraints specified in the brokerage agreement. No shares were repurchased under the 2016 Repurchase Plan and it expired on March 31, 2017.

On June 9, 2017, the Board of Directors authorized a Rule 10b5-1 stock repurchase plan (the "2017 Repurchase Plan") which authorized the Company to purchase up to $10 million of its Common Stock. Under the 2017 Repurchase Plan, repurchases were to be funded from available working capital, and the repurchased shares return to the status of authorized but unissued shares of Common Stock. The 2017 Repurchase Plan provided for stock repurchases to commence on July 13, 2017 and was subject to certain price, volume and timing constraints specified in the brokerage agreement. During the year ended December 31, 2017, the Company repurchased 341,086 shares of its Common Stock under the 2017 Repurchase Plan for a total cost of approximately $5,820,000 (including commissions) and an average cost of $17.06 per share and repurchased another 4,000 shares in January 2018 (subsequent to year end) for a total cost of approximately $65,000 (including commissions) and an average cost of $16.18 per share. The 2017 Repurchase Plan was terminated effective December 29, 2017.

On December 29, 2017, the Company entered into a settlement agreement (the "Settlement Agreement") with Freestone Capital Management, LLC and certain of its affiliates (collectively, "Freestone"), pursuant to which the Company purchased the 669,058 shares of Common Stock held by Freestone (the "Freestone Shares") in December 2017 and another 141,879 in January 2018 (for a total of 810,937 shares) in a privately negotiated transaction for $19.25 per share, resulting in an aggregate purchase price of approximately $15.6 million. Approximately $4.1 million of the purchase price paid for the Freestone Shares was made with the remaining balance of the Company's 2017 Repurchase Plan following its termination. Pursuant to the terms of the Settlement Agreement, for a period of five years following the date of the Settlement Agreement, Freestone agreed to customary standstill restrictions relating to share purchases, support of proxy contests and other activist campaigns, calling of special meetings, and related matters.  For a period of two years following the date of the Settlement Agreement, the Company and Freestone also agreed to abide by customary covenants not to sue and non-disparagement provisions.  In addition, the Company and Freestone each released the other from all claims that the releasing party has, had or may have against the released party that relate to the investment by Freestone in the Company. The Company recorded as treasury stock the purchase of 810,937 Freestone Shares at the December 29, 2017 market price of $16.01 per share (approximately $12,983,000 total) and recorded as settlement expense the premium paid over the market price for those shares of $3.24 per share (approximately $2,627,000 total) in the accompanying consolidated financial statements. The purchase of 141,879 of the Freestone Shares settled in January 2018, and the Company recorded a forward contract liability for those repurchased shares of $2,731,000 as of December 31, 2017.

NOTE 10 – CONTINGENCY RESERVES
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
The contingency reserves required per the charter as of December 31, 2017 and 2016 were approximately $3,464,000 and $3,738,000 and are reported as restricted cash and/or cash and cash equivalents in the accompanying consolidated balance sheets.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

NOTE 11 - INCOME TAXES
The Company operates in such a manner as to qualify as a REIT, under the provisions of the Internal Revenue Code of 1986, as amended (the "Code"); therefore, applicable REIT taxable income is included in the taxable income of its shareholders, to the extent distributed by the Company. To maintain REIT status for federal income tax purposes, the Company is generally required to distribute at least 90% of its REIT taxable income to its shareholders as well as comply, generally, with certain other qualification requirements as defined under the Code. As a REIT, the Company is not subject to federal corporate income tax to the extent that it distributes 100% of its REIT taxable income each year. During 2017, 2016 and 2015, the Company distributed at or in excess of 100% of its REIT taxable income to its stockholders. During 2017, 2016 and 2015, the Company had net capital gains from the sales of real estate properties totaling approximately $2,297,000, $4,451,000 and $3,753,000, respectively. Management decided to retain all or a portion of capital gains in 2017, 2016 and 2015 within the Company and not distribute them as is permitted for REITs.  However, the retention of capital gains required the Company to make a payment to the U.S. Treasury Department on behalf of shareholders at the highest corporate tax rate (35%) in the total amount of approximately $640,000, $583,000 and $1,314,000 in January 2018, 2017 and 2016, respectively. This tax payment was accrued as dividends payable in the Company's financial statements as of December 31, 2017, 2016 and 2015. Shareholders' pro-rata portion of the amount paid is to be reflected as tax payments on the individual shareholders' tax returns.

Taxable income from non-REIT activities managed through the Company's taxable REIT subsidiaries ("TRS") (Lone Star Golf, Inc., Zalanta Resort at the Village, LLC and East G, LLC) is subject to federal, state and local income taxes. The Company did not record a provision for current income taxes related to Lone Star for the years ended December 31, 2017, 2016 and 2015 as it was in a net loss position. In addition, deferred taxes related to temporary differences in book and taxable income as well as net operating losses ("NOLs") of Lone Star would likely not be realizable due to Lone Star's loss history (full amount of deferred tax assets offset by a valuation allowance). The NOLs totaled approximately $785,000 for Federal and California as of December 31, 2017 and expire between 2033 and 2037.

During 2016, the Company established a new entity, East G, LLC ("East G") and contributed an office property that was obtained via foreclosure of a loan in 2016 into this new entity along with a unit in the same building that had been purchased in 2015. The Company then converted East G into a TRS. No taxes have been recorded. Deferred taxes related to temporary differences in book and taxable income were not significant and tax loss carryforwards are not significant and the deferred taxes will not be realized. The Company sold the East G property during 2017 and dissolved the LLC.

During 2016, the Company converted ZRV into a TRS and contributed two additional real estate assets into ZRV. These properties included 75 improved, residential lots previously held within Baldwin Ranch Subdivision, LLC and a medical office condominium complex previously held within AMFU, LLC. The conversion of ZRV into a TRS and contribution of the additional real estate assets resulted in the Company recording a deferred tax asset and income tax benefit in the amount of approximately $7,249,000 primarily due to a $15,450,000 aggregate remaining difference between the book and tax basis of the subject real estate assets as of December 31, 2016. During 2017, ZRV recorded income tax expense of $4,041,655 that was primarily the result of an increase in the valuation allowance recorded against deferred tax assets as a result of higher construction costs and lower expected gains from the sales of ZRV assets in the future and due to a decrease in the Federal corporate tax rate from 34% to 21% in 2018 and beyond as a result of the Tax Cuts and Jobs Act signed into law by President Trump on December 22, 2017, which required ZRV to remeasure its net deferred tax asset at the lower rate.

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

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

As of December 31, 2017 and 2016, the Company has not recorded a reserve for any uncertain income tax positions. There has been no interest or penalties incurred to date.

As of December 31, 2017, income tax returns for the calendar years ended 2013 through 2017 remain subject to examination by IRS and/or any state or local taxing jurisdiction. Additionally, certain state tax returns from the predecessor entity (OMIF) remain open for the short year ended May 19, 2013.

The components of the income tax expense (benefit) as it relates to the Company's taxable income (loss) from domestic TRSs during the years ended December 31, 2017 and 2016 were as follows:

	Year Ended December 31, 2017
	Federal	State and Local	Total

Change in valuation allowance	$2,602,441	$418,020	$3,020,461
Reduction in Federal corporate tax rate	1,358,272	—	1,358,272
Other	(293,814)	(43,264)	(337,078)
Income tax expense (benefit)	$3,666,899	$374,756	$4,041,655

	Year Ended December 31, 2016
	Federal	State and Local	Total
Deferred expense (benefit)	$(6,655,774)	$(1,387,947)	$(8,043,721)
Change in valuation allowance	794,744	—	794,744
Income tax expense (benefit)	$(5,861,030)	$(1,387,947)	$(7,248,977)

A reconciliation of the income tax provision (benefit) based upon the statutory tax rates to the effective rates of our taxable REIT subsidiaries is as follows for the year ended December 31, 2017 and 2016:

	Year Ended December 31, 2017	Year Ended December 31, 2016
Tax (benefit) expense at Federal statutory rate	$(149,766)	$(423,847)
State income tax expense (benefit), net of Federal effect	250,193	(916,045)
Real estate basis differences at TRS conversion	—	(6,753,272)
Other	(19,485)	49,443
Change in Federal valuation allowance	2,602,441	794,744
Reduction in Federal corporate tax rate	1,358,272	—
Income tax expense (benefit)	$4,041,655	$(7,248,977)

Significant components of the Company's deferred tax assets (liabilities) for its TRS entities are as follows as of December 31, 2017 and 2016:
Deferred tax assets (liabilities):	December 31, 2017	December 31, 2016
Real estate basis differences	$4,255,681	6,154,411
Net operating losses	1,380,138	1,889,310
Total deferred tax assets	5,635,819	8,043,721
Valuation allowance	(2,428,497)	(794,744)
Net deferred tax assets	$3,207,322	7,248,977

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

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

Management has estimated future taxable gains and losses on sale of ZRV real estate assets to determine how much of the deferred tax assets are realizable. This realizability analysis is inherently subjective and actual results could differ from these estimates. Based on an assessment of all factors, it was determined that a valuation allowance of $2,428,000 and $795,000 related to Federal and State NOLs and differences in the book and tax basis of assets in ZRV was required as of December 31, 2017 and 2016, respectively, as management does not expect that ZRV will generate enough taxable income in the future to realize all of the NOL and basis benefits. The Company's Federal and California NOLs within ZRV totaled $6,245,000 and $982,000, respectively, as of December 31, 2017. ZRV has Arizona NOLs of $3,511,000 as of December 31, 2017; however, ZRV did not record a deferred tax asset related to the Arizona NOLs as it does not expect to file another Arizona tax return, and thus, the NOLs will not be used. All of the NOLs expire in 2036 and 2037.

NOTE 12 - TRANSACTIONS WITH AFFILIATES
OFG is entitled to receive from the Company a management fee of up to 2.75% per annum of the average unpaid balance of the Company's loans at the end of the twelve months in the calendar year for services rendered as Manager of the Company (the "Existing Management Fee").
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
OFG, at its sole discretion may, on a monthly basis, adjust the Existing Management Fee and servicing fees as long as they do not exceed the allowable limits calculated on an annual basis. Even though the fees for a month may exceed 1/12 of the maximum limits, at the end of the calendar year the sum of the fees collected for each of the 12 months must be equal to or less than the stated limits. Management fees amounted to approximately $3,546,000, $3,286,000 and $2,051,000 for the years ended December 31, 2017, 2016 and 2015, respectively, and are included in the accompanying consolidated statements of income. Servicing fees amounted to approximately $362,000, $299,000 and $186,000 for the years ended December 31, 2017, 2016 and 2015, respectively, and are included in the accompanying consolidated statements of income. As of December 31, 2017 and 2016, the Company owed management and servicing fees to OFG in the amount of approximately $245,000 and $324,000, respectively.
During the first six months of the year ended December 31, 2017 and for the years ended December 31, 2016 and 2015, OFG elected to take the maximum compensation that it is able to take pursuant to the Company's charter. However, in August 2017, the Manager agreed to take less than the maximum compensation and instead compute the management fee based on a percentage of stockholders' equity for periods beginning on July 1, 2017 and ending on the final day of the month in which the Company's next stockholders' meeting is held.
Pursuant to the charter, OFG receives all late payment charges from borrowers on loans owned by the Company, with the exception of those loans participated with outside entities. The amounts paid to or collected by OFG for such charges on Company loans totaled approximately $83,000, $83,000 and $30,000 for the years ended December 31, 2017, 2016 and 2015, respectively. In addition, the Company remits other miscellaneous fees to OFG, which are collected from loan payments, loan payoffs or advances from loan principal (i.e. funding, demand and partial release fees). Such fees remitted to OFG totaled approximately $23,000, $20,000 and $7,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

OFG originates all loans the Company invests in and receives loan origination fees from borrowers. Such fees earned by OFG amounted to approximately $2,492,000, $2,514,000 and $1,956,000 on loans originated, rewritten or extended of approximately $122,240,000, $101,594,000 and $80,448,000 for the years ended December 31, 2017, 2016 and 2015, respectively. Such fees as a percentage of loans originated, rewritten or extended by the Company were 2.0%, 2.5% and 2.4% for the years ended December 31, 2017, 2016 and 2015, respectively.

OFG is reimbursed by the Company for the actual cost of goods, services and materials used for or by the Company and obtained from unaffiliated entities and the salary and related salary expense of OFG's non-management and non-supervisory personnel performing services for the Company which could be performed by independent parties (subject to certain limitations in the Management Agreement). The amounts reimbursed to OFG by the Company were $381,000, $440,000 and $590,000 during the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2016 and 2015, there was approximately $32,000 and $36,000, respectively, payable to OFG for reimbursable expenses and other fees owed. The Company also reimbursed certain of OFG's officers for allowed expenses in the total amount of $2,000, $0 and $1,000 during the years ended December 31, 2017, 2016 and 2015, respectively.

The Company paid Investor's Yield, Inc. (a wholly owned subsidiary of OFG) approximately $1,000, $9,000 and $10,000 in trustee's fees related to certain foreclosure proceedings and other miscellaneous fees on Company loans during the years ended December 31, 2017, 2016 and 2015, respectively.

During 2015, the Company purchased OFG's full interest in a loan secured by an industrial property located in San Ramon, California with a principal balance of $1,499,000 at face value.
NOTE 13 - RENTAL INCOME
The Company's real estate properties held for sale and investment are leased to tenants under noncancellable leases with remaining terms ranging from one to ten years. Certain of the leases require the tenant to pay all or some operating expenses of the properties. The future minimum rental income from noncancellable operating leases due within the five years subsequent to December 31, 2017, and thereafter is as follows:
Year ending December 31:
2018	$2,130,167
2019	1,606,224
2020	806,807
2021	760,279
2022	544,115
Thereafter (through 2027)	1,096,713
Total	$6,944,305

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
Impaired Loans
The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established.  A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement or when monthly payments are delinquent greater than ninety days. Once a loan is identified as impaired, management measures impairment in accordance with ASC 310-10-35.  Impairment is estimated by either the present value of expected cash flows discounted at the note rate or, as a practical expedient, the loan's observable market price (if available) or the fair value of the underlying collateral, if collateral dependent.  The fair value of the loan's collateral is determined by third party appraisals, broker price opinions, comparable property sales or other indications of value. Those impaired loans not requiring an allowance represent loans for which the fair value of the collateral exceed the recorded investments in such loans. At December 31, 2017 and 2016, the majority of the total impaired loans were evaluated based on the fair value of the collateral by obtaining third party appraisals that valued the collateral primarily by utilizing an income or market approach or some combination of the two.  In accordance with ASC 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser using observable market data, the Company records the impaired loan as nonrecurring Level 2.  When an appraised value is not available, when an appraisal includes significant unobservable inputs and assumptions or when management determines an adjustment to the appraised value is necessary in order to reflect management's estimate of the fair value of the collateral, the Company records the impaired loan as nonrecurring Level 3. Unobservable market data included in appraisals often includes adjustments to comparable property sales for such items as location, size and quality to estimate fair values using a sales comparison approach.  Unobservable market data also includes cash flow assumptions and capitalization rates used to estimate fair values under an income approach.

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

There were no assets or liabilities measured at fair value on a recurring basis, nor were there any liabilities measured at fair value on a nonrecurring bases  at December 31, 2017 and 2016.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

The following table presents information about the Company's assets measured at fair value on a nonrecurring basis as of December 31, 2017 and 2016:
		Fair Value Measurements Using
	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
2017
Nonrecurring:
Impaired loans:
Residential	$1,115,999	$—	$—	$1,115,999
Total	$1,115,999	$—	$—	$1,115,999

Real estate properties:
Commercial	$7,460,800	$—	$—	$7,460,800
Land	1,914,870			1,914,870
Total	$9,375,670	$—	$—	$9,375,670

2016
Nonrecurring:
Impaired loans:
Residential	$4,413,000	$—	$—	$4,413,000
Total	$4,413,000	$—	$—	$4,413,000

Real estate properties:
Land	$139,498	$—	$—	$139,498
Commercial	732,539			732,539
Total	$872,037	$—	$—	$872,037

The provision for loan losses (net) based on the fair value of loan collateral less estimated selling costs for the impaired loans above totaled approximately $0 and $733,000 during the years ended December 31, 2017 and 2016, respectively. There were charge-offs against the loan loss allowance totaling $546,000 during 2017 for the impaired loan above. Impairment losses of approximately $1,423,000 and $3,228,000 were recorded on real estate properties during the years ended December 31, 2017 and 2016, respectively. The impairment losses recorded for the years ended December 31, 2017 and 2016 included $145,000 and $2,110,000, respectively, in the Land class and $1,278,000 and $1,118,000, respectively, in the Commercial class.
During the years ended December 31, 2017 and 2016, there were no transfers into or out of Levels 1 and 2.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2017 and 2016:

December 31, 2017:
Description	Fair Value	Valuation Technique	Significant Unobservable Inputs	Input/Range	Weighted Average

Impaired Loans:
Residential	$1,115,999	Comparable Sales	Comparable Sales Adjustment	(4.6)% to 4.2%	N/A
Real Estate Properties:
Commercial	$7,460,800	Appraisal	Comparable Sales Adjustment	(23.7)% to (11.6)%	(13.5)%
Land	1,914,870	Appraisal	Comparable Sales Adjustment	(50.8)% to 21.9%	N/A
			Estimate of Future Improvements	32.5%	N/A

December 31, 2016:
Description	Fair Value	Valuation Technique	Significant Unobservable Inputs	Input/Range	Weighted Average

Impaired Loans:
Residential	$4,413,000	Comparable Sales	Comparable Sales Adjustment	(4.6)% to 4.2%	N/A
Real Estate Properties:
Land	$139,498	Appraisal	Comparable Sales Adjustment	(33.7)%	N/A
Commercial	732,539	Appraisal	Comparable Sales Adjustment	(5.0)% to 5.0%	N/A
			Capitalization Rate	7.3%	N/A

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

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

The approximate carrying amounts and estimated fair values of financial instruments at December 31, 2017 and 2016 are as follows:
		Fair Value Measurements at December 31, 2017
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$2,171,000	$2,171,000	$—	$—	$2,171,000
Restricted cash	3,500,000	3,500,000	—	—	3,500,000
Loans, net	144,344,000	—	—	144,255,000	144,255,000
Investment in limited liability company	2,141,000	—	—	4,819,000	4,819,000
Accrued interest and advances receivable	1,459,000	—	—	1,459,000	1,459,000

Financial liabilities
Accrued interest payable	$115,000	—	77,000	38,000	$115,000
Lines of credit payable	1,555,000	—	1,555,000	—	1,555,000
Notes payable	30,419,000	—	17,176,000	13,233,000	30,409,000

		Fair Value Measurements at December 31, 2016
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$434,000	$434,000	$—	$—	$434,000
Restricted cash	6,500,000	6,500,000	—	—	6,500,000
Loans, net	126,975,000	—	—	126,652,000	126,652,000
Investment in limited liability company	2,140,000	—	—	2,650,000	2,650,000
Accrued interest and advances receivable	1,328,000	—	—	1,328,000	1,328,000

Financial liabilities
Accrued interest payable	$137,000	—	97,000	40,000	$137,000
Lines of credit payable	4,976,000	—	4,976,000	—	4,976,000
Notes payable	33,386,000	—	20,213,000	13,499,000	33,712,000

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

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Contractual Obligations

As of December 31, 2017, the Company has commitments to advance additional funds to borrowers of construction, rehabilitation and other loans in the total amount of approximately $30,495,000 (including approximately $3,883,000 in interest reserves).
Legal Proceedings

The Company is involved in various legal actions arising in the normal course of business.  In the opinion of management, such matters will not have a material effect upon the financial position of the Company.

NOTE 16 – SUBSEQUENT EVENTS

As described above in Note 9, the Company purchased, pursuant to the Settlement Agreement between the Company and Freestone, 141,879 of the Freestone Shares in January 2018 at a total cost of approximately $2,731,000 ($2,271,000 treasury stock and $460,000 settlement expense). This amount was recorded as forward contract liability for shares repurchased in the accompanying consolidated balance sheets as of December 31, 2017.

The Company sold three condominium units at ZRV in January and February 2018 for net sales proceeds totaling approximately $3,725,000 (all proceeds used to repay the construction loan) and gains totaling approximately $539,000.

Effective February 28, 2018, the Company entered into First Note Revision Agreements with CB&T, First Bank and Umpqua Bank to extend the maturity date of the CB&T Credit Facility from March 1, 2018 to June 1, 2018, and to permit advances under the facility until that date. All other terms and conditions in the Credit Agreement and related agreements remained the same.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

On March 12, 2018, the Board approved a quarterly dividend of $0.16 per share of Common Stock for the quarter ending March 31, 2018. The dividend will be paid on April 13, 2018 to stockholders of record at the close of business on March 31, 2018.

NOTE 17 – SUMMARY QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

The following tables represent unaudited summarized quarterly financial data of the Company for the years ended December 31, 2017, 2016 and 2015 which, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's results of operations.

	Three Months Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017

Total revenues	$3,850,940	$4,277,493	$3,867,290	3,537,405
Total expenses	3,964,664	3,427,969	4,164,895	3,355,582
Operating (loss) income	(113,724)	849,524	(297,605)	181,823
Gain (loss) on sale of real estate, net	268,891	582,496	13,877,715	(181)
Settlement expense	(2,627,436)	—	—	—
Net (loss) income before income taxes	(2,472,269)	1,432,020	13,580,110	181,642
Income tax (expense) benefit	(1,951,828)	(1,275,700)	(824,163)	10,036
Net (loss) income attributable to common stockholders	$(4,424,097)	$156,320	$12,755,947	$191,678
(Loss) earnings per common share (basic and diluted)	$(0.44)	$0.02	$1.24	$0.02
Weighted average number of common shares outstanding (basic and diluted)	9,984,352	10,173,448	10,247,477	10,247,477
Dividends declared per share of Common Stock	$0.10	$0.10	$0.10	$0.08

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

	Three Months Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016

Total revenues	$3,667,283	$4,493,977	$4,692,114	4,225,617
Total expenses	3,942,004	5,587,213	6,999,063	4,316,678
Operating loss	(274,721)	(1,093,236)	(2,306,949)	(91,061)
(Loss) gain on sale of real estate, net	(536,419)	20,195,367	—	4,838,815
Net (loss) income before income taxes	(811,140)	19,102,131	(2,306,949)	4,747,754
Income tax (expense) benefit	(380,706)	260,848	7,368,835	—
Net (loss) income	(1,191,846)	19,362,979	5,061,886	4,747,754
Less: Net loss (income) attributable to non-controlling interests	15,960	(3,630,318)	56,847	(13,492)
Net (loss) income attributable to common stockholders	$(1,175,886)	$15,732,661	$5,118,733	$4,734,262
(Loss) earnings per common share (basic and diluted)	$(0.11)	$1.54	$0.50	$0.46
Weighted average number of common shares outstanding (basic and diluted)	10,247,477	10,247,477	10,247,477	10,247,477
Dividends declared per share of Common Stock	$0.08	$0.08	$0.08	$0.08

	Three Months Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015

Total revenues	$4,432,455	$4,414,217	$5,987,048	6,409,831
Total expenses	2,817,184	3,998,225	4,463,246	5,453,674
Operating income	1,615,271	415,992	1,523,802	956,157
Gain on sale of real estate, net	6,787,254	—	14,825,858	205,441
Gain on foreclosure of loans	—	—	—	—
Net income before income tax expense	8,402,525	415,992	16,349,660	1,161,598
Income tax expense	93,335	—	—	—
Net income	8,309,190	415,992	16,349,660	1,161,598
Less: Net income attributable to non-controlling interests	(36,891)	(31,671)	(2,588,884)	(9,878)
Net income attributable to common stockholders	$8,272,299	$384,321	$13,760,776	$1,151,720
Earnings per common share (basic and diluted)	$0.80	$0.04	$1.28	$0.11
Weighted average number of common shares outstanding (basic and diluted)	10,310,149	10,538,735	10,768,001	10,768,001
Dividends declared per share of Common Stock	$0.08	$0.08	$0.18	$0.07

OWENS REALTY MORTGAGE, INC.
FINANCIAL STATEMENT SECHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2017

Description	Encumbrances	Initial Cost	Capitalized Costs	Sales	Impairment Write-downs	Accumulated Depreciation		Carrying Value	Date Acquired	Depreciable Lives

Retail Complex (TSV), South Lake Tahoe, California	$13,242,514 Note Payable	6,409,617	12,292,082	$ (41,667)	—	$(2,036,794)		$16,623,238	Various	5-39 Years

Retail Complex and 23 Residential Condominium Units (ZRV),South Lake Tahoe, California	$17,176,288 Construction Loan Payable	5,016,443	36,825,438	(9,581,278)	—	—	Note 4	32,260,603	Various	N/A

Residential Land (ZRV II), South Lake Tahoe, California	None	2,032,963	4,528,060	—	—	—	Note 4	6,561,023	Various	N/A

Assisted Living Facility, Bensalem, Pennsylvania	None	4,454,867	1,265,436	—	(467,178)	—	Note 5	5,253,125	12/12/2014	N/A

Office Condominium Complex (13 units), Roseville, California	None	8,569,286	321,923	(1,632,971)	(3,712,707)	(680,529)	Note 6	2,865,002	9/26/2008	2-39 Years

73 Residential Lots, Auburn, California	None	13,746,625	376,746	(96,678)	(9,904,826)	—	Note 7	4,121,867	9/27/2007	N/A

12 Condominium & 3 Commercial Units, Tacoma, Washington	None	2,486,400	84,909	—	—	(307,961)		2,263,348	7/8/2011	27.5-39 Years

Marina & Boat Club with 179 Boat Slips, Isleton, California	None	1,809,663	713,318	—	(315,306)	—	Note 8	2,207,675	1/29/2013	N/A

Undeveloped, Industrial Land, San Jose, California	None	3,025,992	102,046	—	(1,213,168)	—	Note 9	1,914,870	12/27/2002	N/A

Golf Course, Auburn, California	None	1,796,254	203,195	—	—		Note 10	1,999,449	6/20/2009	N/A

Unimproved residential and commercial land, Bethel Island, California	None	2,336,640	3,460	(1,867)	—	—		2,338,233	3/11/2014	N/A

Miscellaneous Real Estate	None					(291,469)		2,057,692	Various	Various

TOTALS						$(3,316,753)		$80,466,125

NOTE 1: All real estate listed above was acquired through foreclosure or deed in lieu of foreclosure other than certain parcels of the commercial and residential land under development located in South Lake Tahoe, California that were purchased in 2012 and 2014 and one office condominium unit purchased in 2015.

NOTE 2: Changes in real estate held for sale and investment were as follows:
Balance at beginning of period (1/1/15)	$163,016,805
Additions during period:
Acquisitions through foreclosure	—
Investments in real estate properties	25,274,125
Amortization of deferred financing costs capitalized to construction project	207,347
Subtotal	188,498,277

Deductions during period:
Cost of real estate properties sold	31,099,086
Impairment losses on real estate properties	1,589,434
Depreciation of properties held for investment	1,971,345
Balance at end of period (12/31/15)	$153,838,412

Balance at beginning of period (1/1/16)	$153,838,412
Additions during period:
Acquisitions through foreclosure	700,800
Investments in real estate properties	29,061,735
Amortization of deferred financing costs capitalized to construction project	119,471
Subtotal	183,720,418
Deductions during period:
Cost of real estate properties sold	66,183,589
Impairment losses on real estate properties	3,227,807
Depreciation of properties held for investment	1,185,624
Balance at end of period (12/31/16)	$113,123,398

Balance at beginning of period (1/1/17)	113,123,398
Additions during period:
Acquisitions through foreclosure	—
Investments in real estate properties	11,274,904
Amortization of deferred financing costs capitalized to construction project	76,260
Subtotal	124,474,562
Deductions during period:
Cost of real estate properties sold	41,505,148
Impairment losses on real estate properties	1,423,286
Depreciation of properties held for investment	1,080,003
Balance at end of period (12/31/17)	$80,466,125

NOTE 3: Changes in accumulated depreciation were as follows:
Balance at beginning of period (1/1/15)	$6,075,287
Additions during period:
Depreciation expense	1,971,345
Subtotal	8,046,632
Deductions during period:
Accumulated depreciation on real estate moved to held for sale	5,131,036
Balance at end of period (12/31/15)	$2,915,596

Balance at beginning of period (1/1/16)	$2,915,596
Additions during period:
Depreciation expense	1,185,624
Subtotal	4,101,220
Deductions during period:
Accumulated depreciation on real estate moved to held for sale	949,793
Balance at end of period (12/31/16)	$3,151,427

Balance at beginning of period (1/1/17)	3,151,427
Additions during period:
Depreciation expense	1,080,003
Subtotal	4,231,430
Deductions during period:
Accumulated depreciation on real estate moved to held for sale	914,677
Balance at end of period (12/31/17)	$3,316,753

NOTE 4: During the year ended December 31, 2017 $518,960 book value of land and $2,571,536 of construction and related costs related to common areas in the ZRV project were transferred from ZRV to ZRV II pursuant to a cost sharing agreement between the two entities (reflected in capitalized costs column).
NOTE 5: Write-down of $467,178 recorded on this property during 2017 based on pending sale contract. Property was moved to Held for Sale during 2017 and accumulated depreciation up to that time of $563,299 is shown net with the Initial Cost above.
NOTE 6: Write-downs totaling $3,712,707 were recorded on this property during 2010 and 2011 based on third party appraisals and comparable sales.
NOTE 7: Write-downs totaling $9,904,826 were recorded on this property during 2009 through 2012 based on broker's opinions of value and third party appraisals.
NOTE 8: Write-downs totaling $315,306 were recorded on this property in 2017 based on management's estimate of value and third party appraisal. Property was moved to Held for Sale during 2017 and accumulated depreciation up to that time of $192,862 is shown net with the Initial Cost above.
NOTE 9: Write-downs totaling $1,213,168 were recorded on this property in 2010 through 2012 and 2017 based on third party appraisals and other valuation information.
NOTE 10: Property was moved to Held for Sale during 2016 and accumulated depreciation up to that time of $267,716 is shown net with the Initial Cost above.
NOTE 11: The aggregate cost of the above real estate properties for Federal income tax purposes is approximately $105,382,000.

OWENS REALTY MORTGAGE, INC.
FINANCIAL STATEMENT SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
 DECEMBER 31, 2017
Description	Interest Rate	Final Maturity date	Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal	Principal Amount of Loans Subject to Delinquent Payments
TYPE OF PROPERTY
Commercial	6.99-10.00%	Current to November 2020	$127,873,281	$4,585,000	$1,212,851
Residential	7.75-11.00%	Current to March 2028	13,170,795	10,107,398	7,321,359
Land	4.00-9.82%	October 2018 to October 2020	5,127,574	—	—
TOTAL			$146,171,650	$14,692,398	$8,534,210

AMOUNT OF LOAN
$0-500,000	6.00-10.00%	Current to March 2028	$2,631,611	$1,039,157	$771,057
$500,001-1,000,000	7.75-11.00%	Current to January 2020	3,736,554	2,146,369	1,577,452
$1,000,001-5,000,000	4.00-10.00%	Current to November 2020	75,562,318	11,506,872	6,185,701
Over $5,000,000	6.99-8.00%	January 2018 to November 2019	64,241,167	—	—
TOTAL			$146,171,650	$14,692,398	$8,534,210

POSITION OF LOAN
First	4.00-11.00%	Current to March 2028	$142,782,492	$13,803,241	$8,045,052
Second	8.00-9.82%	Current to October 2018	3,389,158	889,157	489,158
TOTAL			$146,171,650	$14,692,398	$8,534,210

NOTE 1:   All loans are arranged by or acquired from an affiliate of the Company, namely Owens Financial Group, Inc., the Manager.
NOTE 2:
Balance at beginning of period (1/1/15)	$68,033,511
Additions during period:
New loans	73,389,645
Advances moved to principal of loans	536,816
Subtotal	141,959,972
Deductions during period:
Collection of principal	35,216,165
Foreclosures	—
Balance at end of period (12/31/15)	$106,743,807

Balance at beginning of period (1/1/16)	$106,743,807
Additions during period:
New loans, including from sale of real estate property	79,867,140
Discount accretion	—
Subtotal	186,610,947
Deductions during period:
Collection of principal	55,849,884
Foreclosures	1,078,752
Balance at end of period (12/31/16)	$129,682,311

Balance at beginning of period (1/1/17)	$129,682,311
Additions during period:
New loans, including from sale of real estate property	86,274,680
Subtotal	215,956,991
Deductions during period:
Collection of principal	69,785,341
Foreclosures	—
Balance at end of period (12/31/17)	$146,171,650

NOTE 3:  Included in the above loans are the following loans which exceed 3% of the total loans as of December 31, 2017:

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal or Interest

Apartment Building Oxnard, California	7.25%	4/1/18	Interest only, balance due at maturity	0	14,900,000	13,272,146	0

Hotel Novi, Michigan	7.75%	12/31/18	Interest only, balance due at maturity	0	8,835,000	8,467,892	0

Shopping Center Ontario, California	6.99%	1/1/18	Interest only, balance due at maturity	0	10,000,000	8,400,000	0

Office Building Pleasanton, California	7.50%	11/1/19	Interest only, balance due at maturity	0	8,250,000	8,000,000	0

Office Building Pleasanton, California	7.50%	11/1/19	Interest only, balance due at maturity	0	8,250,000	6,757,044	0

Retail Building Antioch, California	8.00%	10/15/18	Interest only, balance due at maturity	0	7,000,000	6,741,605	0

Storage Facility Benbrook, Texas	7.75%	5/15/18	Interest only, balance due at maturity	0	6,625,000	6,625,000	0

Retail Building Folsom, California	7.75%	1/15/19	Interest only, balance due at maturity	0	8,006,000	5,977,480	0

Office Building Chula Vista, California	8.00%	11/1/18	Interest only, Balance due at maturity	0	5,600,000	4,760,059	0
TOTALS				$0	$77,466,000	$69,001,226	$0

NOTE 4:  The aggregate cost of the Company's loans for Federal income tax purposes is approximately $146,718,000 as of December 31, 2017.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management of the Company carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective as of December 31, 2017.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting, as that term is defined in Rule 13a-15(f) under the Exchange Act, in the fiscal quarter ending December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) under the Exchange Act, for the Company. Under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of the internal control over financial reporting was conducted based on the framework established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). There are inherent limitations in any internal control system over financial reporting, which may not prevent or detect misstatements. The Company's internal control system over financial reporting is a process designed to provide reasonable assurance of achieving its objectives and management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2017.

Attestation Report of Independent Registered Public Accounting Firm

Crowe Horwath LLP, our independent registered public accounting firm, has audited our financial statements included in this Annual Report and has issued an attestation report on the effectiveness of our internal control over financial reporting, which is included in Item 8 of this Annual Report.

Item 9B. OTHER INFORMATION

There is no information required to be disclosed in a report on Form 8-K during the fourth quarter of the year ended December 31, 2017 that has not been so reported.

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

Class I Director (Term expires at the 2020 Annual Meeting):

Gary C. Wallace – Mr. Wallace, age 63, has been a member of our Board since July 22, 2016. Mr. Wallace has provided consulting services to various banks, private equity firms, venture capital firms and the Public Company Accounting Oversight Board since his retirement from KPMG in 2005. He has also served as a member of the Board and Chairman of the Audit Committee of Plaza Bancorp and Plaza Bank from June 26, 2015 until November 2017. From February 2014 until February 2017, Mr. Wallace served as a member of the Board and Chairman of the Audit Committee of Orient Bancorp and Bank of the Orient.  From 2012 until June 26, 2015, Mr. Wallace served as a Director of Manhattan Bancorp and Bank of Manhattan, N.A. Mr. Wallace joined KPMG in 1975 and retired as a KPMG Audit Partner Specialist in Banking and Investment Services in 2005, having served as head of the Northern California Financial Institutions Practice. As a KPMG Audit Partner, Mr. Wallace served as engagement partner and associate SEC reviewing partner for banks, real estate, venture capital, private equity, hedge fund and investment companies ranging in size from startups to entities with over fifty billion dollars in assets. Mr. Wallace received a Bachelor of Science degree in Business Administration, Summa Cum Laude, from California State University – East Bay in 1975.

Mr. Wallace's extensive experience in audit, accounting and other financial matters, as well as deep familiarity with the financial services industry and corporate governance issues, make him well qualified to serve as a director of the Company and strengthens our Board's collective qualifications, skills, experience and viewpoints.

Class II Directors (Terms expire at the 2018 Annual Meeting):

Bryan H. Draper – Mr. Draper, age 60, has served as our President and CEO since January 2016 and as a member of our Board since the consummation of the Merger on May 20, 2013.  Mr. Draper served as the Secretary and Treasurer of the Company from its inception in 2012 until January 2016, and as our Chief Financial Officer from January 2013 to January 2016.  He has also been Chief Financial Officer and Corporate Secretary of our Manager since December 1987 and a member of the Board of Directors of the Manager since January 1997. Mr. Draper is also currently the Chief Financial Officer of Investors Yield, Inc. (a California Trust Company) which is owned 100% by the Manager. Mr. Draper is expected to continue as a director and Corporate Secretary and Chief Financial Officer of the Manager until he resigns or is replaced by a vote of the Manager's stockholders and board of directors, respectively.  Mr. Draper is a certified public accountant and is responsible for all accounting, finance, and tax matters for the Manager. Mr. Draper received a Master's degree in business administration from the University of Southern California in 1981.

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

James M. Kessler – Mr. Kessler, age 65, has been a member of our Board since the consummation of the Merger on May 20, 2013.  He has been the President of Stonehenge Property Group, a private real estate development and advisory services company, since its inception in August 2005.  Mr. Kessler founded Stonehenge Property Group and is responsible for all of its operations including budgets, business plans, property acquisition and development, financing and leasing.  From January 2004 to July 2005, he was the founder and principal of Highland Development Company, a retail acquisition and development company that was part of the Marcus & Millchap group of companies.  From April 2002 to October 2003, Mr. Kessler served as the Chief Operating Officer of ScanlanKemperBard Companies, a private real estate investment firm.  From July 1999 to February 2002, he served as the Chief Development Officer of Federal Realty Investment Trust, a publicly traded REIT.  While at Federal Realty Investment Trust, Mr. Kessler was responsible for establishing and managing regional and satellite offices, development, redevelopment, construction, operations, asset management and leasing.  From December 1989 to July 1999, Mr. Kessler was the Chief Development Officer of Burnham Pacific Properties/The Martin Group, a publically traded REIT.  From 1985 to December 1989, he served as the Director of Marketing of Transpacific Development, a private real estate development and management company.  Mr. Kessler received his bachelor's degree in business administration and management from Golden Gate University in 1981.

Mr. Kessler's extensive experience in the real estate investment, development and management industries and his senior management positions in two publicly traded REITs make him well qualified to serve as a director of the Company and strengthens our Board's collective qualifications, skills, experience and viewpoints.

Class III Directors (Terms Expire at the 2019 Annual Meeting):

William C. Owens – Mr. Owens, age 67, has been our executive Chairman of the Board since ORM's inception in 2012. Mr. Owens also served as our President from our inception in 2012 until January 2016, and as our Chief Executive Officer from January 2013 until January 2016.  He has been President of our Manager since April 1996, and is a member of the Board of Directors and the Loan Committee of the Manager and its Chief Executive Officer. Mr. Owens is expected to continue as a director and President and Chief Executive Officer of the Manager until he resigns or is replaced by a vote of the Manager's stockholders and board of directors, respectively. From 1979 until April 1996, he served as a Senior Vice President of the Manager. Mr. Owens is also currently the President of Investors Yield, Inc. (a California Trust Company) which is owned 100% by the Manager. Mr. Owens has been active in real estate construction, development, and mortgage financing since 1973. Prior to joining Owens Mortgage Company in 1979, Mr. Owens was involved in mortgage banking, property management and real estate development.  As President of the Manager, Mr. Owens is responsible for the overall activities and operations of the Manager, including corporate investment, operating policy and planning.  In addition, he is responsible for loan production, including the underwriting and review of potential loan investments.  Mr. Owens graduated from Westmont College in 1973 and is a licensed real estate broker.

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

Dennis G. Schmal – Mr. Schmal, age 71, has been a member of our Board since the consummation of the Merger on May 20, 2013. In May of 2015, Mr. Schmal began service as a director and as chair of the audit committee of a public technology company, Blue Calypso, Inc.,  which deregistered and became a private company in March 2017. Mr. Schmal currently serves as a director of Blue Calypso, Inc., however, he no longer serves on the audit committee. Mr. Schmal also serves as a director of the public investment funds overseen by the following three asset management complexes: the AssetMark GuideMark/GuidePath Funds, where he has served as a director since 2006 and is chairman of the audit committee; the Wells Fargo GAI Hedge Funds where he has served as a director since 2008 and is a member of the audit committee; and the Cambria ETF Series where he has served as a director since 2013 and is chairman of the audit committee.   Mr. Schmal served as a director and a member of the audit (chairman), nominating, and compensation committees of Merriman Holdings, Inc., a securities and investment banking firm from August 2003 until July 2016.  From May 2005 until July 2014, Mr. Schmal served as chairman of the board of directors of Pacific Metrics Corporation, a private company in the educational assessment/software field. Mr. Schmal served as chairman of the board of directors of a technology industry startup, Sitoa Global Inc., from January 2012 until April 2013. From August 2004 to November 2011, he served as a member of the board of directors, audit committee (chairman) and compensation committee of Varian Semiconductor, a semiconductor equipment manufacturer.  From October 2008 to May 2011, he served as a director and chairman of the audit committee of Grail Advisors EFT Trust, an exchange traded fund complex.  From September 2006 to May 2008, Mr. Schmal served as a director and chairman of the audit committee of North Bay Bancorp, a bank holding company.  From February 1972 to April 1999, Mr. Schmal was employed by Arthur Andersen LLP, primarily as a partner overseeing the delivery of accounting and audit services. During his career with Arthur Andersen LLP, Mr. Schmal specialized in working with companies in the financial services sector, including the commercial banking, securities/investment banking and asset management industries.  Mr. Schmal received a Bachelor of Science in Business Administration – Finance and Accounting Option from California State University, Fresno in 1972 and holds a CPA certificate (retired).

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

Name	Age	Information about Executive Officers
William E. Dutra	55

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

Melina A. Platt	51
Ms. Platt was appointed as the Company's Chief Financial Officer and Treasurer in January 2016 and has been the Controller of the Manager since May 1998.  Ms. Platt is a certified public accountant and is responsible for all accounting, finance, and regulatory agency filings of the Company. Ms. Platt was previously a Senior Manager with KPMG LLP.

Daniel J. Worley	46
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

Brian M. Haines	40
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

Audit Committee

Our Board of Directors has a standing Audit Committee, established in accordance with the requirements of the SEC and NYSE American rules. The Audit Committee's purpose and responsibilities are more fully set forth in the committee's charter, which was adopted by our Board of Directors on May 20, 2013, and is available on our web site at www.owensmortgage.com.

The members of the Audit Committee are the independent directors, Messrs. Wallace, Kessler and Schmal. Our Board of Directors has determined that Mr. Wallace (the Chairman of the Audit Committee) qualifies as an "audit committee financial expert" for purposes of, and as defined by, applicable SEC rules and has the requisite accounting or related financial management expertise required by the NYSE American rules. In addition, our Board has determined that all of the members of the Audit Committee are financially literate as required by the NYSE American rules.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics, which requires our directors, employees (if any), officers (including our Chief Executive Officer and Chief Financial Officer), and the personnel of our Manager, to abide by high standards of business conduct and ethics. The Code of Business Conduct and Ethics covers a variety of topics, including those required by the SEC and the NYSE American rules. Topics covered include, but are not limited to, conflicts of interest, confidentiality of information, and compliance with laws and regulations. The Code of Business Conduct and Ethics is available for viewing on our web site at www.owensmortgage.com, and a copy may also be obtained by stockholders, free of charge, by writing to us at Owens Realty Mortgage, Inc., 2221 Olympic Boulevard, Walnut Creek, CA 94595, Attention: Daniel Worley, Secretary. The Code of Business Conduct and Ethics was adopted by our Board of Directors on May 20, 2013 and amended and restated on February 3, 2016.

Procedures for Recommending Director Nominees

 There have been no material changes to the procedures described in the Company's proxy statement relating to the 2017 Annual Meeting of Stockholders by which stockholders may recommend director nominees to the Company.

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

Based on the review of copies of the Section 16(a) reports and amendments thereto furnished to us and/or written representations from our directors, executive officers and 10% Holders, we believe that for the year ended December 31, 2017 our directors, executive officers and 10% Holders complied with all Section 16(a) filing requirements applicable to them.

Item 11. EXECUTIVE COMPENSATION

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee members are Messrs. Wallace, Schmal and Kessler and each of them served as  members of the Compensation Committee throughout 2017, None of the foregoing persons served as an officer, former officer or employee of ours or had a relationship disclosable under Item 404 of Regulation SK. Further, during 2017, none of our executive officers served as a member of the board of directors or compensation committee (or equivalent) of any other entity, one of whose executive officers served as one of our directors or on our Compensation Committee.

Compensation Discussion and Analysis

We are managed by our Manager pursuant to the terms of our charter and the Management Agreement between the Company and our Manager. In August 2017, the Board and the Manager agreed to adjust the Existing Management Fee paid to the Manager pursuant to the charter on an interim basis to the Interim Management Fee, which is a monthly management fee  that equals 1/12th of 1.50% of the Company's Stockholders' Equity, subject to the additional details of the calculation as described in "Related Party Transactions – Management Fees and Expenses – Interim Fee Reduction and Amendment Proposal to Permanently Reduce Management Fees and Expenses" in Item 13 of this Annual Report. The Interim Management Fee is payable during the Interim Adjustment Period, which is the period commencing July 1, 2017 and ending on March 31, 2018. Effective April 1, 2018, the Interim Management Fee adjustment will become permanent along with an additional adjustment such that the monthly management fee payable will equal (i) one-twelfth (1/12) multiplied by (ii) (a) 1.50% of the first $300,000,000 of the Company's Stockholders' Equity and (b) 1.25% of the Company's Stockholders' Equity that is greater than $300,000,000.  See "Management's Discussion and Analysis of Financial Condition and Results of Operations – Significant Developments During 2017 and Subsequent Events" in Item 7 of this Annual Report and "Related Party Transactions – Management Fees and Expenses" in Item 13 of this Annual Report for additional details of the revised management fee calculation and for a description of certain relevant terms of the charter and the Management Agreement, including a description of certain additional proposed changes to the fees and expenses payable to our Manager.

We have no employees other than two full-time and one part-time employee(s) (none of whom is an officer) that work for one of our subsidiaries. We do not have agreements with any of our executive officers or any employees of our Manager with respect to their compensation. Our executive officers are employees of our Manager and do not receive cash, equity or other compensation from us for serving as our executive officers. We did not pay any compensation to our executive officers nor did we make any grants of equity or other plan-based awards of any kind to them during 2017 or through the date of this Annual Report.  None of our executive officers received any options or stock directly from us prior to the date of this Annual Report. We do not provide any of our executive officers with pension benefits or nonqualified deferred compensation plans. We do not have any employment agreements with any persons and are not obligated to make any payments to any of our executive officers upon termination of employment or a change in control of us.

We estimate that the median annual compensation for our two full-time and one part-time employees was $27,000 for 2017.  The Company does not, however, pay salary, bonus or other compensation to its principal executive officer (or any of its officers) and the pay ratio required by Item 402(u) of Regulation SK is not calculable without salary and bonus information for our principal executive officer, which information will not become available unless we elect in the future to pay salary, bonus and/or other compensation to our principal executive officer.

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

Compensation of Independent Directors

Our independent directors are Messrs. Kessler, Schmal and Wallace and each of them serves as a member of our Audit, Nomination and Corporate Governance and Compensation committees. Mr. Schmal is our Lead Director and the Chairman of the Nomination and Corporate Governance and Compensation Committees and Mr. Wallace serves as Chairman of our Audit Committee.

From January 1 through June 30, 2017, each independent director was paid a cash retainer at an annual rate of $35,000 and, commencing July 1, 2017, the cash retainer paid to the independent directors was increased to an annual rate of $50,000, payable quarterly in advance. In addition, during 2017 the chair of our Audit Committee (Mr. Wallace) was paid a retainer at an annual rate of $7,500, the chair of our Compensation Committee (Mr. Schmal) was paid a retainer at an annual rate of $7,500, the chair of our Nominating and Corporate Governance Committee (Mr. Schmal) was paid a retainer at an annual rate of $5,000, and our lead independent director (Mr. Schmal) was paid a retainer at an annual rate of $2,500, each payable quarterly in advance.

We also reimburse all members of our Board for their travel expenses incurred in connection with their attendance at our Board, committee and stockholder meetings. We pay directors' fees only to those directors who are independent under the NYSE American rules.

The following table summarizes the compensation received by our independent directors for the fiscal year ended December 31, 2017.
Name	Fees Earned or Paid in Cash($)
James M. Kessler	$42,500
Dennis G. Schmal	$57,500
Gary C. Wallace	$50,000

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of
March 9, 2018 (unless otherwise indicated), of each current director and director nominee, each of our executive officers, our executive officers and directors as a group and each stockholder known to management to own beneficially more than 5% of the outstanding shares of our Common Stock. Unless otherwise indicated, we believe that the beneficial owner set forth in the table has sole voting and investment power.
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Percentage of Common Stock Beneficially Owned(2)
Beneficial owners of more than 5%:
Nantahala Capital Management, LLC(3) 19 Old Kings Highway South, Suite 200 Darien, CT 06820	628,697	6.92%
BlackRock, Inc.(4) 55 East 52nd Street New York, NY 10055	497,967	5.48%
Executive officers and directors:
William C. Owens (5)(6)	185,985	2.05%
Bryan H. Draper(7)	93,017	*
James M. Kessler(8)	29,074	*
Dennis G. Schmal	3,000	*
Gary C. Wallace	1,500	*
Daniel J. Worley	2,325	*
William E. Dutra(9)	25,589	*
Melina A. Platt	3,910	*
Brian M. Haines(10)	7,908	*

All executive officers and directors as a group (9 persons)	352,308	3.88%
___________________________
*Less than one percent.
(1)	The address of each of the executive officers and directors listed above is c/o Owens Realty Mortgage, Inc., 2221 Olympic Boulevard, Walnut Creek, California 94595.
(2)	The percentage reported in this column has been calculated based upon 9,091,454 shares of Common Stock outstanding on March 9, 2018.
(3)
This information, other than the percentage ownership calculation which was calculated based upon 9,091,454 shares of Common Stock outstanding on March 9, 2018, is based on a Schedule 13G/A filed with the SEC on February 14, 2018, by Nantahala Capital Management, LLC, a Massachusetts limited liability company ("Nantahala"), Wilmot Harkey and Daniel Mack (collectively the "Reporting Persons"). The Reporting Persons report that Nantahala may be deemed to be beneficial owner of 628,697 shares of Common Stock held by funds and separately managed accounts under its control that, each of Messrs. Harkey and Mack may also be deemed the beneficial owner of those shares and that each of the Reporting Persons has shared voting and dispositive power over all 628,697 shares.

(4)
This information, other than the percentage ownership calculation which was calculated based upon 9,091,454 shares of Common Stock outstanding on March 9, 2018, is based on a Schedule 13G/A filed with the SEC on February 9 , 2018, by BlackRock, Inc., a Delaware corporation ("BlackRock"). BlackRock discloses that it may be deemed to be beneficial owner of 497,967 shares of Common Stock held by certain of its subsidiaries and affiliates that constitute a group, that it has sole voting power over 492,095 of the shares and sole dispositive power over all 497,967 shares .

(5)
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

(6)
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

(7)
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

(8)
Mr. Kessler owns 29,074 shares of Common Stock through two trusts. Mr. Kessler has sole voting and investment power over 17,836 shares of Common Stock held in one of those trusts and shared voting and investment power over shares of Common Stock held in the other trust.

(9)
Includes 2,689 shares of Common Stock held by The Dutra Trust of which Mr. Dutra is a co-trustee and 22,900 shares of Common Stock owned indirectly through the Owens Financial Group 401(k) Plan. Does not include 83,049 shares of Common Stock held by the Manager directly and 13,736 shares of Common Stock held by Investors Yield. Inc.

(10)
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

Management Fees and Expenses

We have entered into a Management Agreement with our Manager, Owens Financial Group, Inc., which describes the services to be provided by our Manager.  The compensation payable to the Manager for those services and certain other important provisions relating to the Manager are described in our charter, provided, however that the Board and Manager have agreed to adjust the Existing Management Fee and pay the Interim Management Fee during the Interim Adjustment Period and to make certain permanent changes to reduce the management fee payable as described below in "Interim Fee Reduction and Amendment Proposal to Permanently Reduce Management Fees and Expenses". The Manager manages our day-to-day operations and business, subject to the supervision and oversight of our Board of Directors.  The Manager is required to act in accordance with policies and restrictions contained in the Company's charter and such additional investment policies as may be adopted by our Board of Directors.

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

Fees paid by the Company. The Manager is entitled to receive the following fees from the Company:

•
Management Fee.  Up until July 1, 2017, the Existing Management Fee has been paid by the Company to the Manager monthly not to exceed 2.75% annually of the average unpaid balance of our loans at the end of each of the 12 months in the calendar year. Since this fee was paid monthly, it could exceed 2.75% in one or more months, but the total fee in any one year was limited to a maximum of 2.75%, and any amount paid above this had to be repaid by the Manager to the Company. The Manager was entitled to receive a management fee on all loans, including those that were delinquent. In August 2017, the Board and the Manager agreed to adjust the Existing Management Fee on an interim basis to the Interim Management Fee which is a monthly management fee  that equals 1/12th of 1.50% of the Company's Stockholders' Equity, subject to the additional details of the calculation as described below in "Interim Fee Reduction and Amendment Proposal to Permanently Reduce Management Fees and Expenses".

The Interim Management Fee is payable during the Interim Adjustment Period commencing July 1, 2017 and ending on March 31, 2018, and is intended to reduce the management fees that would otherwise be payable by the Company. Effective April 1, 2018, the Interim Management Fee adjustment will become permanent along with an additional adjustment such that the monthly management fee payable will equal (i) one-twelfth (1/12) multiplied by (ii) (a) 1.50% of the first $300,000,000 of the Company's Stockholders' Equity and (b) 1.25% of the Company's Stockholders' Equity that is greater than $300,000,000.  See "Interim Fee Reduction and Amendment Proposal to Permanently Reduce Management Fees and Expenses" below for additional details of the revised management fee calculation, and for a description of certain additional proposed changes to the fees and expenses payable to our Manager. Management fees amounted to approximately $3,546,000 and $3,286,000 for the years ended December 31, 2017 and 2016, respectively.

•
Loan Servicing Fee.  The Manager may act as servicing agent with respect to the Company's mortgage loans, in consideration for which it will be entitled to receive from ORM a monthly fee, which, when added to all other fees paid in connection with the servicing of a particular loan, does not exceed the lesser of the customary, competitive fee in the community where the loan is placed for the provision of such mortgage services on that type of loan, or up to 0.25% per year of the unpaid balance of ORM's mortgage loans at the end of each month. Servicing fees amounted to approximately $362,000 and $299,000 for the years ended December 31, 2017 and 2016, respectively.

Fees paid by borrowers. The Manager is entitled to receive directly from borrowers the following fees:

•
Acquisition and Origination Fees.  The Manager or its affiliates is entitled to receive and retain all fees and commissions paid or payable to it by any party other than ORM and any subsidiary in connection with ORM making or investing in mortgage loans. Included in the computation of such fees or commission is any selection fee, mortgage placement fee, nonrecurring management fee and any origination fee, loan fee or points paid by borrowers to the Manager or any fee of a similar nature, however designated. Such fees earned by the Manager amounted to approximately $2,492,000 and $2,514,000 on loans originated or extended of approximately $122,240,000 and $101,594,000 for the years ended December 31, 2017 and 2016, respectively.

•
Late Payment Charges.  The Manager is entitled to receive and retain all additional charges paid by borrowers on delinquent loans and loans past maturity held by ORM, including additional interest and late payment fees. The amounts paid to or collected by the Manager for late payment charges totaled approximately $83,000 and $83,000 for the years ended December 31, 2017 and 2016, respectively.

•
Other Miscellaneous Fees. ORM remits other miscellaneous fees to the Manager, which are collected from loan payments, loan payoffs or advances from loan principal (i.e. funding, demand and partial release fees). Such fees remitted to the Manager totaled approximately $23,000 and $20,000 for the years ended December 31, 2017 and 2016, respectively.

 The Manager is entitled to be reimbursed by ORM for any expenses (subject to certain exceptions outlined in the charter and the Management Agreement) paid by the Manager, including, without limitation, legal and accounting expenses, filing fees, printing costs, and goods, services and materials used by or for ORM. Additionally, the Manager is entitled to reimbursements for salaries for non-management and non-supervisory services.  For the years ended December 31, 2017 and 2016, ORM recorded expenses totaling approximately $381,000 and $440,000, respectively, related to expense reimbursements to the Manager. ORM also reimbursed certain of the Manager's officers for allowed expenses in the total amount of $2,000 and $0 during the years ended December 31, 2017 and 2016, respectively.

ORM paid Investor's Yield, Inc. (a wholly owned subsidiary of the Manager) approximately $1,000 and $9,000 in trustee's fees related to certain foreclosure proceedings on ORM loans during the years ended December 31, 2017 and 2016, respectively.

Interim Fee Reduction and Amendment Proposal to Permanently Reduce Management Fees and Expenses

Interim Management Fee Reduction. In August 2017 the Manager and the Board agreed that, commencing July 1, 2017, the Existing Management Fee to be paid monthly is to be reduced (but not increased) during the Interim Adjustment Period to the amount of the "Interim Management Fee" calculated as follows:

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

Since the Management Fee is to be paid monthly during the Interim Adjustment Period, and the components of Stockholders' Equity specified in clauses (B), (C) and (D) in the definition of "Stockholders' Equity" will not be known until the end of the quarter in question, the Manager shall use the prior quarter's value as an estimate for each monthly payment and will effect a reconciliation at the end of the quarter, so that the actual aggregate Management Fee paid for each quarter will be based on the values of the components specified in clauses (B), (C) and (D) in the definition of "Stockholders' Equity" at the end of that particular quarter as if the components specified in clauses (B), (C) and (D) were known at each month end.
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

4.
The Manager shall compute each installment of the Interim Management Fee reasonably promptly at the end of each calendar month during the Interim Adjustment Period.  A copy of the computations, including a comparison of the Interim Management Fee to the Existing Management Fee, made by the Manager to calculate such installment shall thereafter promptly be delivered to the Board of Directors.

5.
The agreement of the parties in August 2017 did not include any change to the loan servicing fees or expense reimbursements payable by the Company to the Manager, and the Manager would also continue to receive the fees paid by our borrowers to the Manager.

This adjustment resulted in a reduced management fee of approximately $440,000 during the last six months of 2017.

Amendment Proposal to Permanently Reduce Management Fees and Expenses. On March 13, 2018, we announced that our Board and the Manager have reached a non-binding agreement in with respect to certain changes to be made to the Manager's compensation structure. The non-binding agreement contemplates that the Management Agreement will be amended (the "Amendment Proposal") as follows:

•
Reduced Management Fee: The Amendment Proposal will reduce the management fee by making permanent the recent "Interim Management Fee" adjustment described above along with an additional adjustment such that the "Management Fee" will equal (i) one-twelfth (1/12) multiplied by (ii) (a) 1.50% of the first $300,000,000 of Opening Stockholders' Equity Balance (as defined above), and (b) 1.25% of the Opening Stockholders' Equity Balance that is greater than $300,000,000, subject to certain monthly and quarterly adjustments.

•
Company to Receive 30% of All Loan Fees: The Company will become entitled to receive thirty-percent (30%) of all fees and commissions paid to the Manager in connection with the Company making or investing in mortgage loans, including thirty-percent (30%) of all gross fees paid in connection with the extension or modification of any loans, with the remaining seventy-percent (70%) to be paid to the Manager.

•
Company to Receive 30% of All Late Payment Charges: The Company will become entitled to receive thirty-percent (30%) of all late payment charges from borrowers on loans owned by the Company, with the remaining seventy-percent (70%) to be paid to the Manager.

•	Elimination of Service Fees: The Company will no longer pay the Manager any servicing fees for the Manager's services as servicing agent with respect to any mortgage loans.

•
Elimination of Certain Expense Reimbursements: The Company will no longer reimburse the Manager for certain expenses, including the salary and related salary expense of the Manager's non-management and non-supervisory personnel.

No binding or definitive agreement has been entered into with respect to the Amendment Proposal. Any such definitive agreement to amend the Management Agreement must be reviewed and approved by the compensation committee of the Company before the Company could enter into such agreement.  While the Company and the Manager caution that no assurances can be made regarding the timing or certainty of entering a definitive agreement, the Company and the Manager will work expeditiously to finalize and execute the Amendment Proposal. In the event the Amendment Proposal is not executed by March 31, 2018, the Manager has agreed that the Company will only be obligated to pay, and the Manager will only be entitled to receive, the reduced management fee contemplated under the Amendment Proposal from and after April 1, 2018.

Repurchase of Freestone Shares

On December 29, 2017, the Company entered into the Settlement Agreement with Freestone Capital Management, LLC and certain of its affiliates (collectively, "Freestone"),  a shareholder group that beneficially owned more than 5% of our outstanding Common Stock, pursuant to which the Company agreed to purchase the 810,937 shares of Common Stock held by Freestone in a privately negotiated transaction for $19.25 per share, resulting in an aggregate purchase price of approximately $15.6 million . Pursuant to the terms of the Settlement Agreement, for a period of five years following the date of the Settlement Agreement, Freestone agreed to customary standstill restrictions relating to share purchases, support of proxy contests and other activist campaigns, calling of special meetings, and related matters.  For a period of two years following the date of the Agreement, the Company and Freestone also agreed to abide by customary covenants not to sue and non-disparagement provisions.  In addition, the Company and Freestone each released the other from all claims that the releasing party has, had or may have against the released party that relate to the investment by Freestone in the Company.

Office Lease

ORM does not have any separate offices. The Manager operates from its executive offices at 2221 Olympic Boulevard, Walnut Creek, California 94595, or the Executive Office. The lessor of the Executive Office is Olympic Blvd. Partners, a California General Partnership ("OBP"), of which the Manager is a 50% general partner. The Executive Office is the sole asset of OBP. The lease agreement, or the Office Lease, between OBP and the Manager for the Executive Office has a term extending until December 31, 2019. The Manager pays rent in the amount of $15,975 per month to OBP under the Office Lease. For each of the years ended December 31, 2017 and 2016, Owens Financial Group paid $191,700 to OBP for use of the Executive Office. The Executive Office is subject to a deed of trust in the amount of $616,780 as of December 31, 2017 with monthly payments of interest and principal of $3,988 and the remaining principal balance of $583,332 due on December  31, 2019.

Director Independence

The Company's corporate governance guidelines provide that a majority of the directors serving on our Board must be "independent" as defined by the NYSE American rules.   Based upon its review of all relevant facts and circumstances, our Board has affirmatively determined that three of our five current directors, Gary C. Wallace, Dennis G. Schmal and James M. Kessler qualify as independent directors under applicable SEC and NYSE American rules. In addition, our Board's three standing committees, the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, are each composed entirely of independent directors as required by the charters of those committees.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarizes the aggregate fees (including related expenses) billed to us for professional services provided by Crowe Horwath LLP for the fiscal years ended December 31, 2017 and 2016:

	Fiscal Year Ended December 31, 2017	Fiscal Year Ended December 31, 2016
Audit Fees	$255,000	$229,000
Audit-Related Fees	1,200	13,200
Tax Fees	107,068	119,483
All Other Fees	17,780	2,696

Total	$381,048	$364,379

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

All services rendered by Crowe Horwath LLP were pre-approved by the Audit Committee for 2017 in accordance with its pre-approval policy, and the Audit Committee concluded that the provision of such services by Crowe Horwath LLP was compatible with the maintenance of that firm's independence in the conduct of its audit functions. The Audit Committee charter requires that the committee review and pre-approve each audit or permissible non-audit engagement or accounting project involving the independent public accountant, and the related fees or ranges of fees, prior to commencement of the engagement or project subject to certain exceptions if the services meet pre-approval policies that may be established under the charter. The Audit Committee may delegate its pre-approval authority to one or more of its members and, if such delegation occurs, then such member(s) are required to report any pre-approval decisions to the Audit Committee at its next-scheduled meeting.

PART IV

Item 15. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

(3) List of Exhibits:

* 3.1
Articles of Amendment and Restatement of Owens Realty Mortgage, Inc., dated January 23, 2013, and related Certificate of Correction, dated September 17, 2013 incorporated by reference to exhibit 3.1 of the Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 16, 2015

* 3.2	Bylaws of Owens Realty Mortgage, Inc., incorporated herein by reference to Annex C to the Proxy Statement/Prospectus on Form S-4 filed with the SEC on February 13, 2013
* 3.3
Amendment No. 1 to the Bylaws of Owens Realty Mortgage, Inc., dated December 29, 2017, incorporated by reference to exhibit 3.1 of the current report on Form 8-K/A filed with the SEC on January 4, 2018

* 3.4
Articles Supplementary, dated November 12, 2013, relating to the election to be subject to Subtitle 8 of Title 3 of the Maryland General Corporation Law, incorporated by reference to exhibit 3.1 of the current report on Form 8-K filed with the SEC on November 13, 2013

* 4.1	Form of Common Stock Certificate, incorporated by reference to exhibit 4.1 to the Proxy Statement/Prospectus on Form S-4 filed with the SEC on January 25, 2013
* 10.1
Form of Management Agreement, dated May 20, 2013, by and between Owens Financial Group, Inc. and Owens Realty Mortgage, Inc., incorporated by reference to exhibit 10.1 of the current report on Form 8-K filed with the SEC on May 20, 2013

* 10.2
Credit Agreement, dated as of December 15, 2014, between Tahoe Stateline Venture, LLC and RaboBank, N.A., together with related Real Estate Term Loan Note, Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, Environmental Certificate and Indemnity Agreement, and Guaranty,  incorporated by reference to exhibits 10.1 through 10.5 of the current report on Form 8-K filed with the SEC on  December 30, 2014 and amended on Form 8-K/A filed with the SEC on January 8, 2015

* 10.3
Amended and Restated Credit Agreement, dated as of April 16, 2015, by and among California Bank & Trust as Administrative Agent and a Lender, First Bank as a Lender and Owens Realty Mortgage, Inc. as Borrower, together with related Master Revolving Notes, Amended and Restated Advance Formula Agreement, Security Agreement, and  Addendum to Credit Agreement (Agency Provisions) incorporated by reference to exhibits 10.1 through 10.6, respectively, to the current report on Form 8-K filed with the SEC on April 24, 2015

* 10.4
First Amendment to Amended and Restated Credit Agreement and Loan Documents, dated as of March 1, 2016, by and among California Bank & Trust, a division of ZB, N.A., as Administrative Agent and a Lender, First Bank as a Lender and Owens Realty Mortgage, Inc. as Borrower., together with the related Master Revolving Notes, incorporated by reference to exhibits 10.1 through 10.3, respectively, to the current report on Form 8-K filed with the SEC on March 7, 2016

* 10.5
Seventh Amendment to Amended and Restated Credit Agreement, dated as of June 5, 2017, by and among ZB, N.A. dba California Bank & Trust, as Administrative Agent and a Lender, First Bank as a Lender, Umpqua Bank as a Lender, and Owens Realty Mortgage, Inc. as Borrower, together with the related Sixth Amendment to Addendum to Credit Agreement, dated as of June 5, 2017 and Master Notes, incorporated by reference to exhibits 10.1 through 10.5, respectively, to the current report on Form 8-K filed with the SEC on June 9, 2017

* 10.6
Construction Loan Agreement and Exhibits, dated as of August 3, 2016, between Zalanta Resort at the Village, LLC, Zalanta Resort at the Village – Phase II, LLC and Western Alliance Bank, together with related Secured Promissory Note, Construction Deed of Trust, Deed of Trust, Security Agreement, Omnibus Assignment of Agreements, Environmental Indemnity, Completion Guaranty and Repayment Guaranty, incorporated by reference to exhibits 10.1 through 10.9 of the current report on Form 8-K filed with the SEC on August 8, 2016

* 10.7
Settlement Agreement, dated December 29, 2017, by and among Owens Realty Mortgage, Inc., Freestone Opportunity Partners LP, Freestone Opportunity Qualified Partners LP, Freestone Investments LLC, Freestone Capital Management, LLC, Freestone Capital Holdings, LLC, Erik Morgan and Gary I. Furukawa, incorporated by reference to exhibit 10.1 of the current report on Form 8-K/A filed with the SEC on January 4, 2018

** 21.1	List of Subsidiaries of the Registrant
** 23.1	Consent of Crowe Horwath LLP
** 24.1	Power of Attorney
** 31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
** 31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
** 32.1	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
***101.INS	XBRL Instance Document
***101.SCH	XBRL Taxonomy Extension Schema Document
***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
***101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
***101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
***101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*Previously filed.
** Filed herewith.
***This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

Item 16. FORM 10-K SUMMARY

Not applicable.

O

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OWENS REALTY MORTGAGE, INC.

Dated: March 13, 2018	By:	/s/ Bryan H. Draper
Bryan H. Draper, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 13, 2018		By:	/s/ William C. Owens
William C. Owens, Director and Chairman of the Board

Dated: March 13, 2018		By:	/s/ Bryan H. Draper
Bryan H. Draper, Director, Chief Executive Officer and President (Principal Executive Officer)

Dated: March 13, 2018		By:	/s/ Melina A. Platt
Melina A. Platt, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Dated: March 13, 2018		By:	* Dennis G. Schmal
Dennis G. Schmal, Director

Dated: March 13, 2018		By:	* Gary C. Wallace
Gary C. Wallace, Director

Dated: March 13, 2018		By:	* James M. Kessler
James M. Kessler, Director

	*	By:	/s/ Bryan H. Draper
Bryan H. Draper, Attorney-in-fact

O