Form 10-Q
period 2018-03-31
Owens Realty Mortgage, Inc.
filed 2018-05-09
CIK 1556364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]
Emerging growth company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class Outstanding as of May 4, 2018
Common Stock, $.01 par value 8,955,308 shares

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
OWENS REALTY MORTGAGE, INC.
Consolidated Balance Sheets
 (UNAUDITED)
	March 31,	December 31,
	2018	2017
ASSETS
Cash, cash equivalents and restricted cash	$5,902,365	$5,670,816
Loans, net of allowance for losses of $1,637,067 in 2018 and $1,827,806 in 2017	156,344,277	144,343,844
Interest and other receivables	1,264,823	2,430,457
Other assets, net of accumulated depreciation and amortization of $322,203 in 2017 and $309,686 in 2017	622,214	725,341
Deferred financing costs, net of accumulated amortization of $292,099 in 2018 and $265,276 in 2017	—	26,823
Deferred tax assets, net	3,023,877	3,207,322
Investment in limited liability company	2,172,428	2,140,545
Real estate held for sale	41,899,602	56,110,472
Real estate held for investment, net of accumulated depreciation of $3,521,308 in 2018 and $3,316,753 in 2017	28,804,738	24,355,653
Total assets	$240,034,324	$239,011,273
LIABILITIES AND EQUITY
LIABILITIES:
Dividends payable	$1,449,435	$1,572,047
Due to Manager	312,344	277,671
Accounts payable and accrued liabilities	1,314,836	1,390,329
Deferred gains on sales of real estate	—	302,895
Forward contract liability – share repurchase	—	2,731,171
Lines of credit payable	12,085,200	1,555,000
Notes and loans payable on real estate	25,238,519	30,192,433
Total liabilities	40,400,334	38,021,546
Commitments and Contingencies (Note 14)
EQUITY:
Stockholders' equity:
Preferred stock, $.01 par value per share, 5,000,000 shares authorized, no shares issued and outstanding at March 31, 2018 and December 31, 2017	—	—
Common stock, $.01 par value per share, 50,000,000 shares authorized, 11,198,119 shares issued, 9,058,971 and 9,095,454 shares outstanding at March 31, 2018 and December 31, 2017	111,981	111,981
Additional paid-in capital	182,437,522	182,437,522
Treasury stock, at cost – 2,139,148 and 2,102,665 shares at March 31, 2018 and December 31, 2017	(32,197,782)	(31,655,119)
Retained earnings	49,282,269	50,095,343
Total stockholders' equity	199,633,990	200,989,727
Total liabilities and equity	$240,034,324	$239,011,273

The accompanying notes are an integral part of these consolidated financial statements.

OWENS REALTY MORTGAGE, INC.
Consolidated Statements of Income
 (UNAUDITED)

	Three Months Ended March 31,
	2018	2017
Revenues:
Interest income on loans	$2,889,568	$2,547,042
Rental and other income from real estate properties	1,070,236	946,371
Other income	32,116	43,992
Total revenues	3,991,920	3,537,405
Expenses:
Management fees to Manager	737,361	947,514
Servicing fees to Manager	95,143	86,138
General and administrative expense	529,196	483,814
Rental and other expenses on real estate properties	1,459,172	1,203,319
Depreciation and amortization	217,072	309,960
Interest expense	535,907	286,801
(Reversal of) provision for loan losses	(80,265)	38,036
Total expenses	3,493,586	3,355,582
Operating income (loss)	498,334	181,823
Gain (loss) on sales of real estate, net	154,577	(181)
Net income before income tax expense	652,911	181,642
Income tax (expense) benefit	(183,445)	10,036
Net income attributable to common stockholders	$469,466	$191,678

Per common share data:
Basic and diluted earnings per common share	$0.05	$0.02
Basic and diluted weighted average number of common shares outstanding	9,089,270	10,247,477
Dividends declared per share of common stock	$0.16	$0.08

The accompanying notes are an integral part of these consolidated financial statements.

OWENS REALTY MORTGAGE, INC.
Consolidated Statements of Stockholders' Equity
Three Months Ended March 31, 2018 and 2017
 (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Treasury Stock			Total Stockholders' Equity
						Retained Earnings
	Shares	Amount		Shares	Amount

Balances, December 31, 2016	11,198,119	$111,981	$182,437,522	(950,642)	$(12,852,058)	$45,830,432	$215,527,877

Net income	—	—	—	—	—	191,678	191,678
Dividends declared	—	—	—	—	—	(819,798)	(819,798)
Balances, March 31, 2017	11,198,119	$111,981	$182,437,522	(950,642)	$(12,852,058)	$45,202,312	$214,899,757

Balances, December 31, 2017	11,198,119	$111,981	$182,437,522	(2,102,665)	$(31,655,119)	$50,095,343	$200,989,727

Net income	—	—	—	—	—	469,466	469,466
Net effect of adoption of new accounting standards	—	—	—	—	—	166,895	166,895
Dividends declared	—	—	—	—	—	(1,449,435)	(1,449,435)
Purchase of treasury stock	—	—	—	(36,483)	(542,663)	—	(542,663)
Balances, March 31, 2018	11,198,119	$111,981	$182,437,522	(2,139,148)	$(32,197,782)	$49,282,269	$199,633,990

The accompanying notes are an integral part of these consolidated financial statements.

OWENS REALTY MORTGAGE, INC.
Consolidated Statements of Cash Flows
 (UNAUDITED)

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$469,466	$191,678
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Gain) loss on sales of real estate, net	(154,577)	181
Deferred income tax expense (benefit)	183,445	(10,036)
(Recovery of) provision for loan losses	(80,265)	38,036
Depreciation and amortization	217,072	309,960
Amortization of deferred financing costs	85,801	45,902
Accretion of discount on loans	(37,178)	—
Changes in operating assets and liabilities:
Interest and other receivables	460,384	(1,904)
Other assets	90,610	(57,224)
Investment in limited liability company	(31,883)	(43,992)
Accounts payable and accrued liabilities	(91,862)	(2,385,879)
Due to Manager	34,673	11,905
Forward contract liability	(459,688)	—
Net cash provided by (used in) operating activities	685,998	(1,901,373)
CASH FLOWS FROM INVESTING ACTIVITIES:
Principal collected on loans	11,728,112	8,603,121
Investment in loans	(18,340,807)	(15,733,733)
Investment in real estate properties	(198,037)	(3,825,224)
Net proceeds from disposition of real estate properties	5,225,168	871,856
Purchases of vehicles and equipment	—	(10,957)
Net cash used in investing activities	(1,585,564)	(10,094,937)
CASH FLOWS FROM FINANCING ACTIVITIES:
Advances on notes payable	238,393	4,475,120
Repayments on notes payable	(5,251,285)	(96,823)
Advances on lines of credit	12,957,200	14,918,000
Repayments on lines of credit	(2,427,000)	(5,730,000)
Purchase of treasury stock	(2,814,146)	—
Dividends paid (including tax payments on behalf of shareholders)	(1,572,047)	(1,402,496)
Net cash provided by financing activities	1,131,115	12,163,801
Net increase in cash, cash equivalents and restricted cash	231,549	167,491
Cash, cash equivalents and restricted cash at beginning of period	5,670,816	6,934,243
Cash, cash equivalents and restricted cash at end of period	$5,902,365	$7,101,734
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest (excluding amounts capitalized)	$411,017	$215,585
Cash paid during the period for interest that was capitalized	—	267,580
Supplemental Disclosure of Non-Cash Activity
Amortization of deferred financing costs capitalized to construction project	—	(49,945)
Increase in loans from sales of real estate	5,406,295	—
Change in capital expenditures financed through accounts payable	(16,369)	(1,197,794)
Dividends declared but not paid	(1,449,435)	(819,798)
Reversal of deferred gain on adoption of ASU 2014-09	(302,895)	—
Loan discounts established on adoption of ASU 2014-09	136,000	—

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of the management of the Company, the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein. Certain information and footnote disclosures presented in the annual consolidated financial statements are not included in these interim financial statements.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Form 10-K of ORM for the fiscal year ended December 31, 2017 filed with the Securities and Exchange Commission ("SEC") on March 13, 2018. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the operating results to be expected for the full year ending December 31, 2018. The Company evaluates subsequent events up to the date it files its Form 10-Q with the SEC.

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

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)" or ASU 2016-02, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors).  ASU 2016-02 amends existing guidance related to leases, primarily by requiring the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under the current accounting guidance. This standard is effective for interim and annual reporting beginning after December 15, 2018, with early adoption permitted.  The Company does not currently have any lease obligations. The Company expects that its operating leases where it is the lessor will be accounted for on its balance sheet similar to its current accounting with the underlying leased asset recognized as real estate. The Company expects that executory costs and certain other non-lease components will need to be accounted for separately from the lease component of the lease with the lease component continuing to be recognized on a straight-line basis over the lease term and the executory costs and certain other non-lease components being accounted for under the new revenue recognition guidance in ASU 2014-09, discussed below. The Company does not believe that adoption of ASU 2016-02 will have a material impact on its consolidated financial statements.

Recently Adopted Accounting Pronouncements

On January 1, 2018, the Company adopted Accounting Standards Update ("ASU") 2017-01, "Business Combinations (Topic 805) – Clarifying the Definition of a Business", or ASU 2017-01. The amendments in ASU 2017-01 clarify the definition of a business by more clearly outlining the requirements for an integrated set of assets and activities to be considered a business and by establishing a practical framework to determine when the integrated set of assets and activities is a business. The adoption of ASU 2017-01 during the quarter ended March 31, 2018 did not have an impact on the Company's consolidated financial statements.

On January 1, 2018, the Company adopted ASU 2016-18, "Statement of Cash Flows (Topic 230) – Restricted Cash". The amendments in ASU 2016-18 require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash and cash equivalents together when reconciling the beginning and end of period total amounts shown on the statement of cash flows. The adoption of ASU 2016-18 during the quarter ended March 31, 2018 resulted in the Company including its restricted cash with cash and cash equivalents when reconciling the beginning and ending amounts shown on its consolidated statement of cash flows.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

On January 1, 2018, the Company adopted ASU 2016-15, "Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments". The amendments in ASU 2016-15 reflect eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The adoption of ASU 2016-15 during the quarter ended March 31, 2018 will result in the Company reporting distributions it receives from its equity method investment in cash flows from operating activities rather than financing activities on its consolidated statement of cash flows, however there were no such distributions during the quarter.

On January 1, 2018, the Company adopted ASU 2014-09, "Revenue from Contracts with Customers and all subsequent amendments to the ASU (collectively, "ASC 606"), which (i) creates a single framework for recognizing revenue from contracts with customers that fall within its scope and (ii) revised when it is appropriate to recognize a gain (loss) from the transfer of nonfinancial assets, such as real estate held for sale. The majority of the Company's revenues come from interest income and other sources, including loans and leases, that are outside the scope of ASC 606. The Company's revenue from real estate properties is not significantly impacted by ASC 606, as rental income from leasing arrangements is specifically excluded from ASC 606, and will be evaluated with the adoption of the lease accounting standard, ASU 2016-02, discussed above.

The Company adopted ASC 606 using the modified retrospective method applied to all contracts not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606 while prior period amounts continue to be reported in accordance with legacy GAAP. The Company recorded a net increase in beginning retained earnings of $167,000 as of January 1, 2018 due to the cumulative effect of adopting ASC 606 for four past real estate sales transactions where the sale was financed by the Company. The transition adjustment resulted in the recognition of previously deferred gains on two sales in the total amount of approximately $303,000 and the recording of net discounts against two carryback loans in the total amount of approximately $136,000.

On January 1, 2018, the Company adopted ASU 2016-01, "Financial Instruments- Overall (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities".  ASU 2016-01 enhances the reporting model for financial instruments to provide users of financial statements with more decision-useful information. ASU 2016-01 contains several provisions, including but not limited to 1) requiring equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income; 2) simplifying the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; 3) eliminating the requirement to disclose the method(s) and significant assumptions used to estimate fair value; and 4) requiring separate presentation of financial assets and liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements. ASU 2016-01 also changes certain financial statement disclosure requirements, including requiring disclosures of the fair value of financial instruments be made on the basis of exit price. The adoption of ASU 2016-01 during the quarter ended March 31, 2018 resulted in the Company using an exit price methodology for disclosing the fair value of the Company's financial instruments (loans receivable).

Significant Accounting Policies
 The significant accounting policies used in the preparation of these interim consolidated financial statements are disclosed in the Company's consolidated financial statements for the year ended December 31, 2017 included in its 2017 annual report on Form 10-K.  There have been no significant changes to those significant accounting policies during the quarter ended March 31, 2018, other than those discussed under "Real Estate Held for Sale" below.
Real Estate Held for Sale
The Company records a gain or loss from the sale of real estate when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of real estate to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether the collectability of the transaction price is probable. Once these criteria are met, the real estate is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain (loss) on sale if a significant financing component is present. This adjustment is based on management's estimate of the fair value of the loan extended to the buyer to finance the sale.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES
Loans are generally stated at the principal amount outstanding, net of unamortized loan discounts which totaled approximately $568,000 at March 31, 2018. Advances under the terms of a loan to pay property taxes, insurance, legal and other costs are generally capitalized and reported as interest and other receivables. The Company's portfolio consists primarily of real estate loans generally collateralized by first, second and third deeds of trust.  Interest income on loans is accrued by the simple interest method. A loan is generally placed on nonaccrual status when the loan becomes greater than ninety days delinquent in monthly payments and/or full payment of principal and interest is not expected. When a loan is classified as nonaccrual, interest accruals discontinue and all past due interest is included in the recorded investment in the impaired loan that is measured as described below. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest. Cash receipts on nonaccrual loans are used to reduce any outstanding accrued interest, and then are recorded as interest income, except when such payments are specifically designated as principal reduction or when management does not believe the Company's investment in the loan is fully recoverable. The Company does not incur origination costs, and until April 1, 2018, did not earn or collect origination fees from borrowers as OFG was entitled to all such fees prior to the amendment of the Management Agreement between the Company and OFG that became effective April 1, 2018 (see Note 9).

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

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

The following tables show the changes in the allowance for loan losses by portfolio segment for the three months ended March 31, 2018 and 2017 and the allocation of the allowance for loan losses and loans as of March 31, 2018 and December 31, 2017 by portfolio segment and by impairment methodology:

	Commercial	Residential	Land
2018				Total

Allowance for loan losses:
	Three Months Ended March 31, 2018
Beginning balance	$1,069,458	$451,537	$306,811	$1,827,806
Charge-offs	—	(186,708)	—	(186,708)
Recoveries	—	76,234	—	76,234
Provision (Reversal)	39,903	(113,878)	(6,290)	(80,265)
Ending balance	$1,109,361	$227,185	$300,521	$1,637,067

	March 31, 2018
Ending balance: individually evaluated for impairment	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	1,109,361	227,185	300,521	1,637,067

Ending balance	$1,109,361	$227,185	$300,521	$1,637,067

Loans:
Ending balance: individually evaluated for impairment	$1,242,956	$6,522,732	$—	$7,765,688

Ending balance: collectively evaluated for impairment	140,266,507	4,926,689	5,022,460	150,215,656

Ending balance	$141,509,463	$11,449,421	$5,022,460	$157,981,344

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

	Commercial	Residential	Land
2017				Total

Allowance for loan losses:
	Three Months Ended March 31, 2017
Beginning balance	$864,971	$1,331,318	$510,533	$2,706,822
Charge-offs	—	(107,999)	—	(107,999)
Provision (Reversal)	69,577	(13,964)	(17,577)	38,036
Ending balance	$934,548	$1,209,355	$492,956	$2,636,859

	December 31, 2017
Ending balance: individually evaluated for impairment	$—	$186,708	$—	$186,708

Ending balance: collectively evaluated for impairment	1,069,458	264,829	306,811	1,641,098

Ending balance	$1,069,458	$451,537	$306,811	$1,827,806

Loans:
Ending balance: individually evaluated for impairment	$1,212,851	$7,321,359	$—	$8,534,210

Ending balance: collectively evaluated for impairment	126,660,430	5,849,436	5,127,574	137,637,440

Ending balance	$127,873,281	$13,170,795	$5,127,574	$146,171,650

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

The following tables show an aging analysis of the loan portfolio by the time monthly payments are past due as of March 31, 2018 and December 31, 2017. All of the loans that were 90 or more days past due as listed below were on non-accrual status as of March 31, 2018 and December 31, 2018.

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due
				Total Past Due Loans	Current Loans	Total Loans
March 31, 2018

Commercial	$1,242,956	$—	$—	$1,242,956	$140,266,507	$141,509,463
Residential	—	1,937,475	4,585,257	6,522,732	4,926,689	11,449,421
Land	—	—	—	—	5,022,460	5,022,460
	$1,242,956	$1,937,475	$4,585,257	$7,765,688	$150,215,656	$157,981,344

The above table as of March 31, 2018 includes nine past maturity loans in the Current Loan category of approximately $8,392,000 ($5,174,000 Commercial of which $3,589,000 was 60-89 days past maturity and $1,585,000 was greater than 90 days past maturity and $3,218,000 Residential all of which was greater than 90 days past maturity). These loans were current in making monthly interest payments and in the process of being extended, paid off or refinanced.

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

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

The following tables show information related to impaired loans as of and for the three months ended March 31, 2018:

	As of March 31, 2018				Three Months Ended March 31, 2018
	Recorded Investment	Unpaid Principal Balance		Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$1,253,314	$1,242,956		$—	$1,239,560	$30,105
Residential	6,616,964	6,522,732		—	6,592,041	90,494
Land	—	—		—	—	—
	$7,870,278	$7,765,688	$		$7,831,601	$120,599
With an allowance recorded:
Commercial	$—	$—		$—	$—	$—
Residential	—	—		—	457,307	—
Land	—	—		—	—	—
	$—	—		$—	$457,307	$—
Total:
Commercial	$1,256,314	$1,242,956		$—	$1,239,560	$30,105
Residential	6,616,964	6,522,732		—	7,049,348	90,494
Land	—	—		—	—	—
	$7,870,278	$7,765,688		$—	$8,288,908	$120,599

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

The following table shows information related to impaired loans as of December 31, 2017 and for the three months ended March 31, 2017:

	As of December 31, 2017				Three Months Ended March 31, 2017
	Recorded Investment	Unpaid Principal Balance		Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$1,222,499	$1,212,851		$—	$—	$—
Residential	6,610,216	6,505,469		—	226,042	4,982
Land	—	—		—	—	—
	$7,832,715	$7,718,320	$		$226,042	$4,982
With an allowance recorded:
Commercial	$—	$—		$—	$—	$—
Residential	1,302,707	815,890		186,708	4,673,655	—
Land	—	—		—	—	—
	$1,302,707	815,890		$186,708	$4,673,655	$—
Total:
Commercial	$1,222,499	$1,212,851		$—	$—	$—
Residential	7,912,923	7,321,359		186,708	4,899,697	4,982
Land	—	—		—	—	—
	$9,135,422	$8,534,210		$186,708	$4,899,697	$4,982

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

Troubled Debt Restructurings

The Company had recorded specific loan loss allowances of approximately $0 and $187,000 on loans totaling approximately $1,464,000 and $2,739,000 (recorded investments before allowance for loan losses) to borrowers whose loan terms had been modified in troubled debt restructurings as of March 31, 2018 and December 31, 2017, respectively.  The Company has not committed to lend additional amounts to any of these borrowers.

No loans were modified as troubled debt restructurings during the quarters ended March 31, 2018 and 2017, nor were there loans modified as troubled debt restructurings within the previous twelve months for which there was a default during the three months ended March 31, 2018 and 2017.

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

The Company received no distributions from 1850 during the three months ended March 31, 2018 and 2017. The net income to the Company from its investment in 1850 De La Cruz was approximately $32,000 and $44,000 during the three months ended March 31, 2018 and 2017, respectively.

NOTE 5 - REAL ESTATE HELD FOR SALE

Real estate properties held for sale as of March 31, 2018 and December 31, 2017 consisted of properties acquired through foreclosure classified by property type as follows:

	March 31, 2018	December 31, 2017
Residential	$20,311,450	$24,627,710
Land	9,747,275	14,389,620
Retail	7,633,753	7,632,893
Golf course	1,999,449	1,999,449
Marina	2,207,675	2,207,675
Assisted care	—	5,253,125
	$41,899,602	$56,110,472

Transfers

During the three months ended March 31, 2018, the Company transferred one land property with a book value of approximately $1,915,000 from "Held for investment" to "Held for sale" as a contract was signed to sell the property and it is expected to close within the next year. The transfer did not result in a loss. In addition, during the three months ended March 31, 2018, the Company transferred one land property with a book value of approximately $6,561,000 from "Held for sale" to "Held for investment" because the property is no longer listed for sale.

During the three months ended March 31, 2017, the Company transferred one marina property with a book value of approximately $1,463,000 from "Held for investment" to "Held for sale" as the property was listed for sale and a sale was expected within one year. The transfer did not result in a loss.

Impairment Losses

No impairment losses were recorded during the three months ended March 31, 2018 and 2017.

Sales

During the three months ended March 31, 2018, the Company sold the assisted living facility located in Bensalem, Pennsylvania and four condominium units in South Lake Tahoe, California for aggregate net sales proceeds of approximately $10,631,000 (including a $5,406,000 discounted note receivable) and net gain totaling approximately $155,000.

During the three months ended March 31, 2017, the Company sold one parcel of land and one office property for aggregate net sales proceeds of approximately $872,000, resulting in an insignificant loss.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

Foreclosure Activity

There were no foreclosures during the three months ended March 31, 2018 and 2017.

NOTE 6 - REAL ESTATE HELD FOR INVESTMENT

Real estate held for investment as of March 31, 2018 and December 31, 2017 consisted of properties acquired through foreclosure classified by property type as follows:

	March 31, 2018	December 31, 2017
Retail	$16,470,092	$16,623,238
Land	6,664,220	2,018,068
Residential	2,344,883	2,356,995
Office	3,325,543	3,357,352
	$28,804,738	$24,355,653

The balances of land and the major classes of depreciable property for real estate held for investment as of March 31, 2018 and December 31, 2017 are as follows:
	March 31, 2018	December 31, 2017
Land and land improvements	$9,758,215	$5,112,063
Buildings and improvements	22,567,831	22,560,343
	32,326,046	27,672,406
Less: Accumulated depreciation	(3,521,308)	(3,316,753)
	$28,804,738	$24,355,653

It is the Company's intent to sell its real estate properties held for investment, but expected sales of these properties are not probable to occur within the next year.

Depreciation expense was approximately $205,000 and $296,000 for the three months ended March 31, 2018 and 2017, respectively.

Certain of the Company's real estate properties held for sale and investment are leased to tenants under noncancellable leases with remaining terms ranging from one to seven years. Certain of the leases require the tenant to pay all or some operating expenses of the properties. The future minimum rental income from noncancellable operating leases due within the five years subsequent to March 31, 2018 and thereafter is as follows:

Twelve months ending March 31:
2019	$2,305,758
2020	1,724,891
2021	1,034,474
2022	963,437
2023	664,369
Thereafter (through 2024)	1,013,285
Total	$7,706,214

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE 7 – LINE OF CREDIT PAYABLE

The Company borrows funds under the revolving California Bank & Trust ("CB&T") Line of Credit. As of March 31, 2018 and December 31, 2017, the outstanding balances and total commitments under the CB&T Line of Credit consisted of the following:

	As of March 31, 2018		As of December 31, 2017

	Outstanding Balance	Total Commitment	Outstanding Balance	Total Commitment

CB&T Line of Credit	$12,085,200	$37,818,000	$1,555,000	$27,259,000

CB&T Line of Credit

In February 2014, the Company entered into a Credit Agreement and Advance Formula Agreement and related agreements with CB&T as the lender (the "CB&T Credit Facility").The agreements were amended and restated in April 2015, March 2016 and June 2017 to add First Bank and Umpqua Bank as additional lenders and to increase the maximum borrowings available (total commitment) under the facility to the lesser of a $75,000,000 maximum or the amount determined pursuant to a borrowing base calculation described in the Advance Formula Agreement (the "Total Current Commitment").  Borrowings under the CB&T Credit Facility mature on June 1, 2018, and advances can be made up to that date, pursuant to the parties' agreement to extend the maturity date entered effective February 28, 2018. The Company is required to keep $3,500,000 in a non-interest bearing account with CB&T that is reported in cash, cash equivalents and restricted cash in the accompanying consolidated balance sheets.

Such borrowings bear interest payable monthly at the prime rate of interest established by CB&T from time-to-time plus one quarter percent (.25%) per annum (5.0% at March 31, 2018). Upon a default such interest rate increases by 2.00%. The original CB&T Credit Facility required the payment of an origination fee of $100,000 and other issuance costs totaling $177,000 that were capitalized to deferred financing costs and were being amortized to interest expense using the straight-line method through the maturity date of the CB&T Credit Facility (fully amortized as of March 31, 2018). The First Amendment required the payment of an origination fee and other costs totaling $255,000 that were capitalized to deferred financing costs and were being amortized to interest expense using the straight-line method through the maturity date (fully amortized as of March 31, 2018).  The Company is also subject to certain ongoing administrative fees and expenses. Interest expense on the CB&T Credit Facility was approximately $119,000 and $160,000 during the three months ended March 31, 2018 and 2017, respectively (including $27,000 and $37,000, respectively, in amortization of deferred financing costs).

Borrowings are secured by certain assets of the Company. These collateral assets will include the grant to the lenders of first-priority deeds of trust on certain real property assets and trust deeds of the Company to be identified by the parties from time-to-time and all personal property of the Company, which collateral includes the assets described in the Security Agreement and in other customary collateral agreements that will be entered into by the parties from time-to-time. As of March 31, 2018, the carrying amount and classification of loans securing the CB&T Credit Facility were as follows:
Loans:	March 31, 2018
Commercial	$71,454,473
Residential	513,107
Total	$71,967,580

The CB&T Credit Facility agreements contain financial covenants which are customary for a loan of this type. Management is not aware of any breach of these covenants as of March 31, 2018.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE 8 - NOTES AND LOANS PAYABLE ON REAL ESTATE

The Company had the following notes and loans payable outstanding as of March 31, 2018 and December 31, 2017:
	March 31, 2018	Interest Rate	December 31, 2017	Interest Rate	Payment Terms/Frequency	Maturity Date
Tahoe Stateline Venture, LLC Loan Payable	$13,152,390	4.22%	13,242,514	4.22%	Amortizing Monthly	January 2021
Zalanta Construction Loan Payable	12,253,520	6.25%	17,176,288	6.25%	Interest Only Monthly	August 2018
Principal amount	$25,405,910		$30,418,802
Less unamortized deferred financing costs	(167,391)		(226,369)
Notes and loans payable, net	$25,238,519		$30,192,433

The following table shows maturities by year on these notes and loans payable as of March 31, 2018:
Twelve months ending March 31:
2019	$12,628,615
2020	391,234
2021	12,386,061
2022	—
2023	—
$25,405,910

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

The maturity date of the TSV Loan is January 1, 2021 (the "Maturity Date"). All outstanding borrowings under the TSV Loan documents bore interest initially at a rate of 3.47% per annum (the "Long Term Adjustable Rate"), provided that on January 1, 2018 the Long Term Adjustable Rate was reset to Lender's then current market rate for three year fixed rate loans from comparable commercial real estate secured transactions, as determined by Lender in its sole discretion (4.22%). Upon a default under the TSV Loan documents, the interest rate on the outstanding principal balance increases by an additional five percent (5.00%) per annum and the rate on any other outstanding obligations thereunder increases to ten percent (10.00%) per annum. Prepayments under the TSV Loan documents are subject to certain prepayment fees; provided that during the 90 day period immediately prior to the Maturity Date, TSV may prepay the entire unpaid balance of the Loan in full, without any Prepayment Fee or penalty.

During the term of the TSV Loan, TSV will make equal combined payments of principal and accrued interest on the first day of each month in an amount calculated to fully amortize the original principal amount over a period of 300 months, subject to certain adjustments and the balance of the TSV Loan is due on the Maturity Date.

The Credit Agreement required the payment of a closing fee of $108,750 and certain administrative fees totaling approximately $218,000. The majority of these costs were paid out of proceeds from the loan and capitalized to deferred financing costs and are being amortized to interest expense using the effective interest method through the Maturity Date. During the three months ended March 31, 2018 and 2017, approximately $147,000 and $127,000, respectively, of interest expense was incurred (including approximately $9,000 and $9,000, respectively, of deferred financing costs amortized to interest expense). The balance of unamortized deferred financing costs was $101,000 and $110,000 as of March 31, 2018 and December 31, 2017, respectively.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

The TSV Loan documents contain financial covenants which are customary for loans of this type. Management is not aware of any breach of these covenants as of March 31, 2018.

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

Borrowings under the ZRV Loan documents were only for payment or reimbursement of approved Project costs and such borrowings were subject to customary conditions for loans of this type.  The borrowings under the ZRV Loan may not exceed the lesser of (i) 60% of the value of the Project, determined on an "as is" basis; or (ii) 65% of the Borrowers' total costs of the Project, to be calculated in accordance with the Loan Agreement. All outstanding borrowings under the ZRV Loan will bear interest at the Wall Street Journal Prime Rate plus 1.50% (calculated on a floating daily basis) (the "Note Rate"), but in no event will the Note Rate be lower than the floor rate of five percent (5.0%) per annum. The Note Rate as of March 31, 2018 was 6.25%.  Upon a default under the Loan Agreement, the Note Rate increases by an additional five percent (5.0%) per annum.

Interest only payments are payable monthly from an established interest reserve (reserve exhausted during the quarter ended March 31, 2018). In addition, commencing on August 18, 2017 and continuing on the last day of each quarter thereafter during the term of the ZRV Loan, Borrowers are required to make a quarterly repayment of $6 million of principal (the "Curtailment Requirement"). Any repayments in excess of $6 million during one quarter can be applied to the Curtailment Requirement in the succeeding quarter(s). The balance of the ZRV Loan is due on August 3, 2018.

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

The Loan Agreement required the payment of an origination fee of $310,000 and other issuance costs totaling approximately $400,000. The majority of these costs were paid out of the loan proceeds and capitalized to deferred financing costs and are being amortized to the Project using the straight-line method through the maturity date. During the three months ended March 31, 2017, approximately $50,000 of deferred financing costs was amortized to the Project. During the three months ended March 31, 2017, approximately $290,000 of interest was incurred which was capitalized to the Project.  During the three months ended March 31, 2018, approximately $270,000 of interest was expensed (including approximately $50,000 of deferred financing costs amortized to interest expense).

The ZRV Loan documents contain financial covenants which are customary for loans of this type. Management is not aware of any breach of these covenants as of March 31, 2018.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE 9 - TRANSACTIONS WITH AFFILIATES

The Company is managed by OFG pursuant to the terms of our charter and the Management Agreement, as amended, between the Company and the Manager.  Up until July 1, 2017, the management fees payable by the Company to the Manager monthly were not to exceed 2.75% annually of the average unpaid balance of our loans at the end of each of the 12 months in the calendar year (the "Prior Management Fee"). During the period from July 1, 2017 through March 31, 2018, the Manager agreed to take a reduced management fee equal to the Interim Management Fee (the "Interim Management Fee"), which was a monthly management fee  equal to 1/12th of 1.50% of the Company's Stockholders' Equity, subject to the additional details of the calculation as described in "Related Party Transactions – Management Fees and Expenses" of the Company's Annual Report on Form 10-K for the year ended December 31, 2017. All of the Company's loans are serviced by OFG, and until April 1, 2018, OFG received a monthly servicing fee, which, when added to all other fees paid in connection with the servicing of a particular loan, could not exceed the lesser of the customary, competitive fee paid in the community where the loan is placed for the provision of such mortgage services on that type of loan, or up to 0.25% per annum of the unpaid principal balance of the loans.

Management fees amounted to approximately $737,000 and $948,000 for the three months ended March 31, 2018 and 2017, respectively and are included in the accompanying consolidated statements of income. Servicing fees amounted to approximately $95,000 and $86,000 for the three months ended March 31, 2018 and 2017, respectively, and are included in the accompanying consolidated statements of income. As of March 31, 2018 and December 31, 2017, the Company owed management and servicing fees to OFG in the amount of approximately $278,000 and $245,000, respectively.

Up until April 1, 2018, OFG received all late payment charges from borrowers on loans owned by the Company. The amounts paid to or collected by OFG for such charges totaled approximately $7,000 and $15,000 for the three months ended March 31, 2018 and 2017, respectively. In addition, the Company remits other miscellaneous fees to OFG, which are collected from loan payments, loan payoffs or advances from loan principal (i.e. funding, demand and partial release fees). The amounts paid to or collected by OFG for such fees totaled approximately $7,000 and $4,000 during the three months ended March 31, 2018 and 2017, respectively.

OFG originates all loans the Company invests in and, until April 1, 2018, received all loan origination and extension fees from borrowers. During the three months ended March 31, 2018 and 2017, OFG earned approximately $837,000 and $528,000, respectively, in loan fees on loans originated or extended of $49,752,000 and $26,655,000, respectively.

OFG is reimbursed by the Company for the actual cost of goods, services and materials used for or by the Company and paid by OFG and including, until April 1, 2018, the salary and related salary expense of OFG's non-management and non-supervisory personnel performing services for the Company which could be performed by independent parties (subject to certain limitations in the Management Agreement). The amounts reimbursed to OFG by the Company were $105,000 and $93,000 during the three months ended March 31, 2018 and 2017, respectively, and approximately $35,000 and $31,000 were payable to OFG at March 31, 2018 and December 31, 2017, respectively. The Company made no reimbursements to OFG's officers for allowed expenses during the three months ended March 31, 2018 and 2017.

The Company paid Investor's Yield, Inc. (a wholly owned subsidiary of OFG) less than $1,000 in fees related to certain Company loans during the three months ended March 31, 2018 and 2017.
Effective April 1, 2018, the Management Agreement was amended by Amendment No. 1 (the "Amendment") to implement the following changes to the Manager's compensation structure:

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

•
Reduced Management Fee: The Amendment revises the management fee by making permanent the recent "Interim Management Fee" adjustment described above along with an additional adjustment such that the "Management Fee", calculated and payable to the Manager monthly in arrears, equals (i) one-twelfth (1/12) multiplied by (ii) (a) 1.50% of the first $300,000,000 of the Company's Stockholders' Equity (as defined in the Amendment), and (b) 1.25% of the Stockholders' Equity that is greater than $300,000,000.

•
Company to Receive 30% of Loan Fees: The Company will receive thirty-percent (30%) of the gross fees and commissions paid to the Manager in connection with the Company making or investing in mortgage loans, including thirty-percent (30%) of gross fees paid in connection with the extension or modification of any loans, with the exception of certain miscellaneous administration fees collected in association with loan funding, demand, and partial release fees, with the remaining seventy-percent (70%) of such fees to be paid to the Manager.

•
Company to Receive 30% of Late Payment Charges: The Company will receive thirty-percent (30%) of all late payment charges from borrowers on loans owned by the Company, with the remaining seventy-percent (70%) to be paid to the Manager.

•	Elimination of Service Fees: The Company will no longer pay the Manager any servicing fees for the Manager's services as servicing agent with respect to any of its mortgage loans.

•	Elimination of Certain Expense Reimbursements: The Company will no longer reimburse the Manager for salary and related salary expense of the Manager's non-management and non-supervisory personnel.

NOTE 10 – STOCKHOLDERS' EQUITY
Dividends

On March 12, 2018, the board of directors declared a $0.16 per share dividend on our shares of Common Stock to holders of record as of March 30, 2018. The dividend was paid on April 13, 2018 and totaled $1,449,435.

On March 16, 2017, the board of directors declared a $0.08 per share dividend on our shares of Common Stock to holders of record as of March 31, 2017. The dividend was paid on April 13, 2017 and totaled $819,798.

Stock Repurchase Program

On June 9, 2017, the Board of Directors authorized a Rule 10b5-1 stock repurchase plan (the "2017 Repurchase Plan") which authorized the Company to purchase up to $10 million of its Common Stock. Under the 2017 Repurchase Plan, repurchases were to be funded from available working capital, and the repurchased shares return to the status of authorized but unissued shares of Common Stock. The 2017 Repurchase Plan provided for stock repurchases to commence on July 13, 2017 and was subject to certain price, volume and timing constraints specified in the brokerage agreement. During the year ended December 31, 2017, the Company repurchased 341,086 shares of its Common Stock under the 2017 Repurchase Plan for a total cost of approximately $5,820,000 (including commissions) and an average cost of $17.06 per share and repurchased another 4,000 shares prior to December 29, 2017 that settled in January 2018 for a total cost of approximately $65,000 (including commissions) and an average cost of $16.18 per share. The 2017 Repurchase Plan was terminated effective December 29, 2017.

On March 12, 2018, the Board of Directors authorized a new Rule 10b5-1 stock repurchase plan (the "2018 Repurchase Plan") under which the Company may purchase up to $10 million of its Common Stock. Under the 2018 Repurchase Plan, repurchases are to be funded from available working capital, and the repurchased shares will return to the status of authorized but unissued shares of Common Stock. The 2018 Repurchase Plan provided for stock repurchases to commence on March 19, 2018 and is subject to certain price, volume and timing constraints specified in the brokerage agreement. There is no guarantee as to the exact number of shares that will be repurchased by the Company. The 2018 Repurchase Plan is set to expire on March 18, 2019, although the Company may terminate the Repurchase Plan at any time. During the quarter ended March 31, 2018, the Company repurchased 32,483 shares under the 2018 Repurchase Plan at a total cost of approximately $478,000 (including commissions) and an average cost of $14.71 per share and repurchased another 88,291 shares in April 2018 (subsequent to quarter end) for a total cost of approximately $1,338,000 (including commissions) and an average cost of $15.15 per share.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE 11 – CONTINGENCY RESERVES
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
The contingency reserves required per the charter as of March 31, 2018 and December 31, 2017 were approximately $3,432,000 and $3,464,000, respectively.
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

Taxable income from non-REIT activities managed through the Company's taxable REIT subsidiaries ("TRS") (currently Lone Star Golf, Inc. and Zalanta Resort at the Village, LLC) is subject to federal, state and local income taxes. The Company did not record a provision for current income taxes related to Lone Star for the three months ended March 31, 2018 and 2017 and the years ended December 31, 2017 and 2016 as it was in a net loss position. In addition, deferred taxes related to temporary differences in book and taxable income as well as net operating losses ("NOLs") of Lone Star would likely not be realizable due to Lone Star's loss history (full amount of deferred tax assets offset by a valuation allowance). The NOLs totaled approximately $941,000 both for Federal and California as of March 31, 2018 and expire between 2033 and 2038.

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

The components of the income tax expense (benefit) as it relates to the Company's taxable income (loss) from domestic TRSs during the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31, 2018
	Federal	State and Local	Total

Change in valuation allowance	$103,907	$34,555	$138,462
Other	21,587	23,396	44,983
Income tax expense (benefit)	$125,494	$57,951	$183,445

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended March 31, 2017
	Federal	State and Local	Total
Change in valuation allowance	$35,187	$—	$35,187
Other	(35,187)	(10,036)	(45,223)
Income tax expense (benefit)	$—	$(10,036)	$(10,036)

A reconciliation of the income tax provision (benefit) based upon the statutory tax rates to the effective rates of our taxable REIT subsidiaries is as follows for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Tax expense (benefit) at Federal statutory rate	$33,757	$(38,600)
State income tax expense (benefit), net of Federal effect	45,781	(6,623)
Change in Federal valuation allowance	103,907	35,187
Income tax expense (benefit)	$183,445	$(10,036)

Significant components of the Company's deferred tax assets (liabilities) for its TRS entities are as follows as of March 31, 2018 and December 31, 2017:

Deferred tax assets (liabilities):	March 31, 2018	December 31, 2017
Real estate basis differences	$4,214,019	4,255,681
Net operating losses	1,376,817	1,380,138
Total deferred tax assets	5,590,836	5,635,819
Valuation allowance	(2,566,959)	(2,428,497)
Net deferred tax assets	$3,023,877	3,207,322

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

Management has estimated future taxable gains and losses on sale of ZRV real estate assets to determine how much of the deferred tax assets are realizable. This realizability analysis is inherently subjective and actual results could differ from these estimates. Based on an assessment of all factors, it was determined that a valuation allowance of $2,567,000 and $2,428,000 related to Federal and State NOLs and differences in the book and tax basis of assets in ZRV was required as of March 31, 2018 and December 31, 2017, respectively, as management does not expect that ZRV will generate enough taxable income in the future to realize all of the NOL and basis benefits. The Company's Federal and California NOLs within ZRV totaled $6,234,000 and $967,000, respectively, as of March 31, 2018. ZRV has Arizona NOLs of $3,511,000 as of March 31, 2018; however, ZRV did not record a deferred tax asset related to the Arizona NOLs as it does not expect to file another Arizona tax return, and thus, the NOLs will not be used. All of the NOLs expire between 2036 and 2038.

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
Impaired Loans
The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan may be considered impaired and a specific allowance for loan losses is established.  A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan. Once a loan is identified as impaired, management measures impairment in accordance with ASC 310-10-35.  The fair value of impaired loans is estimated by either an observable market price (if available) or the fair value of the underlying collateral, if collateral dependent.  The fair value of the loan's collateral is determined by third party appraisals (by licensed appraisers), broker price opinions, comparable property sales or other indications of value. Those impaired loans not requiring an allowance represent loans for which the fair value of the collateral exceed the recorded investments in such loans. At March 31, 2018 and December 31, 2017, all impaired loans were evaluated based on the fair value of the collateral by obtaining third party appraisals that valued the collateral primarily by utilizing an income or market approach or some combination of the two.  In accordance with ASC 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  Because appraisals used by management generally include significant unobservable inputs and market data, the Company records the impaired loan as nonrecurring Level 3. Unobservable market data included in appraisals often includes adjustments to comparable property sales for such items as location, size and quality to estimate fair values using a sales comparison approach.  Unobservable market data also includes cash flow assumptions and capitalization rates used to estimate fair values under an income approach.

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

The following table presents information about the Company's assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2018 and December 31, 2017:
	Fair Value Measurements Using
	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2018
Nonrecurring:
Real estate properties:
Commercial	$2,207,675	$—	$—	$2,207,675
Land	1,914,870	—	—	1,914,870
Total	$4,122,545	$—	$—	$4,122,545

December 31, 2017
Nonrecurring:
Impaired loans:
Residential	$1,115,999	$—	$—	$1,115,999
Total	$1,115,999	$—	$—	$1,115,999

Real estate properties:
Commercial	$7,460,800	$—	$—	$7,460,800
Land	1,914,870	—	—	1,914,870
Total	$9,375,670	$—	$—	$9,375,670

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

There was no provision for loan losses or other gain or loss recorded based on the fair value of loan collateral less estimated selling costs for the impaired loans above during the three months ended March 31, 2017. No impairment losses or other gain or loss were recorded on real estate properties during the three months ended March 31, 2018 and 2017, respectively.

There were no liabilities measured at fair value on a non-recurring basis at March 31, 2018 and December 31, 2017. During the three months ended March 31, 2018 and 2017, there were no transfers into or out of Levels 1 and 2.
The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2018 and December 31, 2017:

March 31, 2018:

Description	Fair Value	Valuation Technique	Significant Unobservable Inputs	Input/Range	Weighted Average

Real Estate Properties:
Commercial	$2,207,675	Appraisal	Comparable Sales Adjustment	(23.7)% to (11.6)%	N/A
Land	1,914,870	Appraisal	Comparable Sales Adjustment	(50.8)% to 21.9%	N/A
			Estimate of Future Improvements	32.5%	N/A

December 31, 2017:

Description	Fair Value	Valuation Technique	Significant Unobservable Inputs	Input/Range	Weighted Average

Impaired Loans:
Residential	$1,115,999	Comparable Sales	Comparable Sales Adjustment	(4.6)% to 4.2%	N/A
Real Estate Properties:
Commercial	$7,460,800	Appraisal	Comparable Sales Adjustment	(23.7)% to (11.6)%	(13.5)%
Land	1,914,870	Appraisal	Comparable Sales Adjustment	(50.8)% to 21.9%	N/A
			Estimate of Future Improvements	32.5%	N/A

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

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

The approximate carrying amounts and estimated fair values of financial instruments at March 31, 2018 and December 31, 2017 are as follows:
		Fair Value Measurements at March 31, 2018
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash, cash equivalents and restricted cash	$5,902,000	$5,902,000	$—	$—	$5,902,000
Loans, net	156,344,000	—	—	156,431,000	156,431,000
Investment in limited liability company	2,172,000	—	—	7,550,000	7,550,000
Accrued interest and advances receivable	1,100,000	—	—	1,100,000	1,100,000

Financial liabilities
Accrued interest payable	$154,000	$—	$108,000	$46,000	$154,000
Line of credit payable	12,085,000	—	12,085,000	—	12,085,000
Notes and loans payable	25,239,000	—	12,254,000	13,152,000	25,406,000

		Fair Value Measurements at December 31, 2017
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash, cash equivalents and restricted cash	$5,671,000	$5,671,000	$—	$—	$5,671,000
Loans, net	144,344,000	—	—	144,255,000	144,255,000
Investment in limited liability company	2,141,000	—	—	4,819,000	4,819,000
Accrued interest and advances receivables	1,459,000	—	—	1,459,000	1,459,000

Financial liabilities
Accrued interest payable	$115,000	$—	$77,000	$38,000	$115,000
Line of credit payable	1,555,000		1,555,000	—	1,555,000
Notes and loans payable	30,192,000	—	17,176,000	13,233,000	30,409,000

The fair values of financial instruments in the above table as of March 31, 2018 were determined using an exit price methodology, whereas as of December 31, 2017 the fair values of certain financial instruments were determined using an entrance price methodology (see discussion of adoption of ASU 2016-01 in Note 2).

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Contractual Obligations

As of March 31, 2018, the Company has commitments to advance additional funds to borrowers of construction, rehabilitation and other loans in the total amount of approximately $39,469,000 (including approximately $4,878,000 in interest reserves).

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

Legal Proceedings

The Company is involved in various legal actions arising in the normal course of business.  In the opinion of management, such matters will not have a material effect upon the financial position of the Company.

NOTE 15 – SUBSEQUENT EVENTS

As described above in Note 9, effective April 1, 2018, the Company and OFG entered into the Amendment to the Management Agreement to make the described changes to the compensation structure of the Manager.

As described above in Note 10, the Company repurchased 88,291 shares of its Common Stock in April 2018 pursuant to the 2018 Repurchase Plan, at a total cost of approximately $1,338,000 (including commissions) and an average cost of $15.15 per share.

On April 25, 2018, the Board approved a quarterly dividend of $0.20 per share of Common Stock for the quarter ending June 30, 2018.  The dividend will be paid on July 13, 2018 to stockholders of record at the close of business on June 29, 2018.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The following discussion provides information to assist you in understanding our financial condition and results of operations.  This discussion and analysis contains forward-looking statements. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. When we use the words "may," "believe," "expect," "anticipate," "estimate," "plan," "continue," "intend," "should," "project" or similar expressions, it intends to identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties, as more particularly set forth in our filings with the SEC, including those described in the "Forward Looking Statements" and "Risk Factors" sections of our Annual Report on Form 10-K for the year ended December 31, 2017, that could cause actual results to differ materially from those projected in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Between 2008 and 2013, we experienced increased delinquent loans and foreclosures which created substantial losses. As a result, we owned significantly more real estate than in the past, which has reduced cash flow and net income. As of March 31, 2018, approximately 10% of our loans are impaired and/or past maturity. As of March 31, 2018, we own approximately $70.7 million (book value) of real estate held for sale or investment, which is approximately 29% of total assets. During the three month period ended March 31, 2018, we sold five properties (including 4 condominium units at Zalanta) for aggregate net sales proceeds of $10,631,000 (including discounted note receivable of $5,406,000) and net gain totaling $155,000. We will continue to attempt to sell certain of our properties but may need to sell them for losses. In addition, under the REIT tax rules, we may be subject to a "prohibited transaction" penalty tax on tax gains from the sale of our properties in certain circumstances. In addition, we are also limited in the number and dollar amount of properties we can sell in a given year under the REIT tax rules.

Although management currently believes that none of our delinquent loans will result in a credit loss to the Company, real estate values could decline in the future and result in losses to the Company. Management continues to perform frequent evaluations of such collateral values using internal and external sources, including the use of updated independent appraisals.  As a result of these evaluations, the allowance for loan losses and our investments in real estate could change in the near term, and such changes could be material.

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

The commercial real estate markets continue to improve, but uncertainty remains as a result of global market instability, rising market interest rates, the current political climate, changes in the Federal tax code, regulatory reform and other matters and their potential impact on the U.S. economy and commercial real estate markets.  In addition, the growth in multifamily rental rates seen over the past few years are showing signs of stabilizing. If real estate values decline again and/or rent growth subsides, it may limit our new loan originations since borrowers often use increases in the value of, and revenues produced from, their existing properties to support the purchase or investment in additional properties.  Declining real estate values may also significantly increase the likelihood that we will incur losses on our loans in the event of default because the value of our collateral may be insufficient to cover our investment in the loan.  Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect both our interest income from loans as well as our ability to originate loans, which would significantly impact our revenues, results of operations, financial condition, business prospects and our ability to make distributions to our stockholders.

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

Critical Accounting Policies

Please refer to the section of ORM's Annual Report on Form 10-K for the year ended December 31, 2017 entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations —Critical Accounting Policies" for a discussion of our critical accounting policies. There were no changes to such critical accounting policies during the quarter ended March 31, 2018; however, during the quarter, the Company adopted certain new accounting standards as disclosed in Note 2 to the Consolidated Financial Statements.

Results of Operations

Net income attributable to our common stockholders increased approximately $278,000 during the three months ended March 31, 2018, as compared to the corresponding period in 2017. This increase was primarily a result of the following:

•
An increase in interest income on loans secured by trust deeds of $343,000 for the quarter ended March 31, 2018 primarily due to an increase in the average balance of performing loans between the quarter ended March 31, 2017 and the quarter ended March 31, 2018 of approximately 9%.

•
An increase in gain on sale of real estate of $155,000 for the quarter ended March 31, 2018 due to the sale of five properties (including four condominium units at Zalanta) during the quarter ended March 31, 2018 with net gains totaling $155,000 as compared to the sale of two properties during the quarter ended March 31, 2017 that resulted in an insignificant loss.

•
A decrease in management fees of $210,000 for the quarter ended March 31, 2018 as compared to the quarter ended March 31, 2017 due to the fact that the Board and the Manager agreed to adjust the Prior Management Fee during the Interim Adjustment Period beginning July 1, 2017 and the Interim Management Fee calculation (based on stockholders' equity) resulted in a management fee for the quarter ended March 31, 2018 that was approximately $299,000 lower than the fee that would have been payable to the Manager using the Prior Management Fee calculation. As discussed in Note 9 to the consolidated financial statements, effective April 1, 2018, the Interim Management Fee calculation was further adjusted and made permanent and additional changes to the compensation of the Manager have been made by Amendment to the Management Agreement.

•
A decrease in the provision for loan losses (from provision of $38,000 in 2017 to reversal of $80,000 in 2018) due primarily to the recovery of loan losses totaling $76,000 on one previously impaired loan that was repaid during the quarter ended March 31, 2018.

These items that increased net income during the three months ended March 31, 2018 were partially offset by the following:

•
A decrease in rental and other income from real estate properties net of expenses on such properties of $132,000 for the quarter ended March 31, 2018 (from loss of $257,000 in the first quarter of 2017 to loss of $389,000 in the first quarter of 2018) due primarily to disbursements of $300,000 related to certain operating expenses of the assisted living facility located in Bensalem, Pennsylvania prior to its sale in March 2018. Many of the remaining properties held by us are non-operating properties that do not generate income and, thus, will likely continue to generate a loss until they are disposed of in 2018 and beyond.

•
An increase in interest expense of $249,000 for the quarter ended March 31, 2018 as compared to the quarter ended March 31, 2017 due primarily to increased interest expense on the Zalanta construction loan as construction was completed in mid-2017 and capitalization of interest was discontinued.

•
An increase in income tax expense of $193,000 during the quarter ended March 31, 2018 as compared to the quarter ended March 31, 2017 due primarily to an increase in the valuation allowance recorded against deferred tax assets as a result of additional net operating losses incurred during the quarter and lower expected net gains from the sales of ZRV assets in the future.

We believe, from period to period in the near term, there could be fluctuations in earnings and net income resulting from the lag time between the sale of our real estate assets and deployment of the proceeds into new loan investments.

Comparison of Results of Operations for Three Months Ended March 31, 2018 and 2017
The following table sets forth our results of operations for the three months ended March 31, 2018 and 2017:
	Three Months Ended March 31,		Increase/(Decrease)
	2018	2017	Amount	Percent
Revenues:
Interest income on loans	$2,889,568	$2,547,042	$342,526	13%
Rental and other income from real estate properties	1,070,236	946,371	123,865	13%
Other income	32,116	43,992	(11,876)	(27)%
Total revenues	3,991,920	3,537,405	454,515	13%
Expenses:
Management fees to Manager	737,361	947,514	(210,153)	(22)%
Servicing fees to Manager	95,143	86,138	9,005	10%
General and administrative expense	529,196	483,814	45,382	9%
Rental and other expenses on real estate properties	1,459,172	1,203,319	255,853	21%
Depreciation and amortization	217,072	309,960	(92,888)	(30)%
Interest expense	535,907	286,801	249,106	87%
(Reversal of ) provision for loan losses	(80,265)	38,036	(118,301)	nm
Total expenses	3,493,586	3,355,582	138,004	4%
Operating income	498,334	181,823	316,511	174%
Gain (loss) on sales of real estate, net	154,577	(181)	154,758	nm
Net income before income taxes	652,911	181,642	471,269	259%
Income tax (expense) benefit	(183,445)	10,036	(193,481)	nm
Net income attributable to common stockholders	$469,466	$191,678	$277,788	145%
nm – not meaningful

Revenues

Interest income on loans increased $343,000 (13% increase) during the three months ended March 31, 2018, as compared to 2017. This increase was primarily due to an increase in the average balance of performing loans between the quarter ended March 31, 2017 and the quarter ended March 31, 2018 of approximately 9%.

Rental and other income from real estate properties increased $124,000 (13% increase) during the three months ended March 31, 2018, as compared to 2017, primarily due to rental income earned on the ZRV retail space of approximately $134,000 during the quarter ended March 31, 2018 as construction was completed in mid-2017.

Expenses

Management fees decreased $210,000 (22% decrease) and servicing fees increased $9,000 (10% increase) during the three months ended March 31, 2018, as compared to 2017. The increase in servicing fees was due to an increase in the average balance of loans in our portfolio of 10% during the quarter ended March 31, 2018. The decrease in management fees during 2018 was due to the fact that the Board and the Manager agreed to adjust the Prior Management Fee during the Interim Adjustment Period from July 1, 2017 through March 31, 2018, and the Interim Management Fee calculation (based on stockholders' equity) resulted in a management fee for the quarter ended March 31, 2018 that was approximately $299,000 lower than the fee that would have been payable to the Manager using the Prior Management Fee calculation. As discussed in Note 9 to the consolidated financial statements, effective April 1, 2018, the Interim Management Fee calculation was further adjusted and made permanent, servicing fees to the Manager have been eliminated and additional changes to the compensation of the Manager have been made by Amendment to the Management Agreement.

General and administrative expense increased $45,000 (9% increase) during the three months ended March 31, 2018, as compared to the first quarter of 2017. The increase was due primarily to higher consulting and other professional fees during the quarter ended March 31, 2018 as compared to 2017, net of lower legal expenses as the Company received a refund of certain past legal fees paid pursuant to an applicable insurance policy.

Rental and other expenses on real estate properties increased $256,000 (21% increase) during the three months ended March 31, 2018, as compared to 2017, primarily due to disbursements of $300,000 related to certain operating expenses of the assisted living facility located in Bensalem, Pennsylvania prior to its sale in March 2018.

Depreciation and amortization expense decreased $93,000 (30% decrease) during the three months ended March 31, 2018, as compared to 2017, primarily due to the sale of certain depreciable properties during the year ended December 31, 2017 and the discontinuation of depreciation on certain properties that were moved to Held for Sale during 2017.

Interest expense increased $249,000 (87% increase) during the three months ended March 31, 2018 as compared to 2017, due primarily to increased interest expense on the Zalanta construction loan as construction was completed in mid-2017 and capitalization of interest was discontinued.

The reversal of the provision for loan losses of $80,000 during the three months ended March 31, 2018 was the result of an analysis performed on the loan portfolio. The general loan loss allowance decreased $80,000 during the three months ended March 31, 2018 primarily due to a decrease in the balance of residential performing loans (with a higher historical loss factor) and due to a recovery of bad debts of $76,000 on an impaired loan during the quarter. The specific loan loss allowance decreased $187,000 during the three months ended March 31, 2018 as a result of a charge-off against the loan loss allowance from the partial payoff of an impaired loan during the quarter. We recorded a provision for loan losses of $38,000 during the three months ended March 31, 2017.

Gain on Sales of Real Estate

Gain on sales of real estate increased $155,000 during the three months ended March 31, 2018, as compared to 2017. During the three months ended March 31, 2018, we sold five properties (including four condominium units at Zalanta) with net gains totaling $155,000. During the three months ended March 31, 2017, we sold two properties that resulted in an insignificant loss.

Income Tax (Expense) Benefit
We recorded income tax expense related to our taxable REIT subsidiaries of $183,000 during the three months ended March 31, 2018 as compared to income tax benefit of $10,000 during the three months ended March 31, 2017. The income tax expense during the three months ended March 31, 2018 was primarily the result of additional net operating losses incurred during the period and an increase in the valuation allowance recorded against deferred tax assets as a result of lower expected net gains from the sales of ZRV assets in the future. The income tax benefit during the three months ended March 31, 2017 was a result of additional net operating losses incurred during the period. The Company's effective tax rate for 2018 differed from the statutory tax rate primarily due to an increase in the valuation allowance on deferred tax assets.  Management has estimated future taxable gains and losses on sale of ZRV real estate assets to determine how much of the deferred tax assets are realizable. This realizability analysis is inherently subjective and actual results could differ from these estimates.

Financial Condition

March 31, 2018 and December 31, 2017

Loan Portfolio

During the quarter ended March 31, 2018, we originated four new loans in the aggregate amount of approximately $15,055,000 ($27,315,000 when fully funded) and advanced additional amounts to borrowers on existing loans of approximately $3,286,000 (total of $18,341,000).  We also received full or partial payoffs on four loans totaling $11,826,000. We extended the maturity dates of five loans (between six months and one year) with principal balances aggregating approximately $22,437,000 during the quarter ended March 31, 2018.

Our portfolio of loan investments increased from 61 to 65 loans, and the average loan balance increased from $2,396,000 to $2,430,000, between December 31, 2017 and March 31, 2018.

As of March 31, 2018 and December 31, 2017, we had eight and nine loans that were impaired totaling approximately $7,766,000 (4.9% of the portfolio) and $8,534,000 (5.8%), respectively.  This included matured loans totaling $6,312,000 and $7,107,000, respectively. In addition, $8,392,000 (5.3%) and $7,585,000 (5.2%) of loans were past maturity but current in making monthly payments as of March 31, 2018 and December 31, 2017, respectively (combined total of impaired and past maturity loans of $16,158,000 (10.2%) and $16,119,000 (11.0%), respectively). As of March 31, 2018 and December 31, 2017, no loans were in the process of foreclosure or involved borrowers who were in bankruptcy.

As of March 31, 2018 and December 31, 2017, approximately $157,771,000 (99.9%) and $145,958,000 (99.9%) of our loans are interest-only and require the borrower to make a "balloon payment" on the principal amount upon maturity of the loan. To the extent that a borrower has an obligation to pay mortgage loan principal in a large lump sum payment, its ability to satisfy this obligation may be dependent upon its ability to sell the property, obtain suitable refinancing or otherwise raise a substantial cash amount. As a result, these loans involve a higher risk of default than fully amortizing loans. Borrowers occasionally are not able to pay the full amount due at the maturity date.  We may allow these borrowers to continue making the regularly scheduled monthly interest payments for certain periods of time to assist the borrower in meeting the balloon payment obligation without formally filing a notice of default.  These loans for which the principal is due and payable, but the borrower has failed to make such payment of principal, are referred to as "past maturity loans". As of March 31, 2018 and December 31, 2017, we had fourteen and thirteen past maturity loans totaling approximately $14,705,000 and $14,692,000, respectively.

As of March 31, 2018 and December 31, 2017, we held the following types of loans:

	March 31, 2018	December 31, 2017
By Property Type:
Commercial	$141,509,463	$127,873,281
Residential	11,449,421	13,170,795
Land	5,022,460	5,127,574
	$157,981,344	$146,171,650
By Position:
Senior loans	$154,592,543	$142,782,492
Junior loans	3,388,801	3,389,158
	$157,981,344	$146,171,650

The types of property securing our commercial real estate loans are as follows as of March 31, 2018 and December 31, 2017:
	March 31, 2018	December 31, 2017
Commercial Real Estate Loans:
Office	$26,966,962	$29,480,103
Retail	28,748,612	32,329,395
Storage	16,521,790	15,807,016
Apartment	29,855,340	24,582,181
Hotel	12,204,066	11,777,351
Parking garage	7,873,277	—
Industrial	2,690,000	2,690,000
Warehouse	3,000,000	3,000,000
Marina	3,580,000	3,580,000
Assisted care	7,062,077	1,650,000
Golf course	1,242,956	1,212,851
Restaurant	1,764,383	1,764,384
	$141,509,463	$127,873,281

Scheduled maturities of loan investments as of March 31, 2018 and the interest rate sensitivity of such loans are as follows:

	Fixed	Variable
	Interest	Interest
	Rate	Rate	Total
Twelve months ending March 31:
2018 (past maturity)	$14,704,697	$—	$14,704,697
2019	77,591,854	9,946,586	87,538,440
2020	30,118,926	13,705,501	43,824,427
2021	5,412,077	6,291,412	11,703,489
2022	—	—	—
2023	—	—	—
Thereafter (through Mar. 2028)	210,291	—	210,291
	$128,037,845	$29,943,499	$157,981,344

Our variable rate loans currently use as indices the Prime, three-month or six-month LIBOR rates (4.75%, 2.31% and 2.45%, respectively, as of March 31, 2018), or include terms whereby the interest rate is increased at a later date. Premiums over these indices vary for each loan and all such loans have specified floor rates.

The following is a schedule by geographic location of loan investments as of March 31, 2018 and December 31, 2017:
	March 31, 2018		December 31, 2017
	Balance	Percentage	Balance	Percentage
California	$107,059,873	67.77%	$110,884,117	75.86%
Arizona	—	—%	815,890	0.56%
Colorado	7,582,037	4.80%	4,380,616	3.00%
Hawaii	1,450,000	0.92%	1,450,000	0.99%
Illinois	1,364,384	0.86%	1,364,384	0.93%
Indiana	795,998	0.50%	388,793	0.27%
Michigan	11,090,000	7.02%	10,714,764	7.33%
Nevada	8,386,384	5.31%	1,653,107	1.13%
Ohio	3,755,000	2.38%	3,755,000	2.57%
Pennsylvania	5,412,077	3.42%	—	—%
Texas	6,625,000	4.19%	6,625,000	4.53%
Washington	3,219,066	2.04%	3,159,460	2.16%
Wisconsin	1,241,525	0.79%	980,519	0.67%
	$157,981,344	100.00%	$146,171,650	100.00%

As of March 31, 2018 and December 31, 2017, our loans secured by real property collateral located in Northern California totaled approximately 51% ($80,176,000) and 54% ($78,465,000), respectively, of the loan portfolio. The Northern California region (which includes Monterey, Fresno, Kings, Tulare and Inyo counties and all counties north) is a large geographic area which has a diversified economic base. The ability of borrowers to repay loans is influenced by the economic strength of the region and the impact of prevailing market conditions on the value of real estate.

Allowance for Loan Losses

The allowance for loan losses decreased by approximately $191,000 and $70,000 during the three months ended March 31, 2018 and 2017, respectively.  The Manager believes that the allowance is sufficient given the estimated underlying collateral values of impaired loans and estimates of probable incurred credit losses on loans not considered to be impaired. There is no precise method used by the Manager to predict delinquency rates or losses on specific loans.  The Manager has considered the number and amount of delinquent loans, loans subject to workout agreements and loans in bankruptcy in determining the allowance for loan losses, but there can be no absolute assurance that the allowance is sufficient.  Because any decision regarding allowance for loan losses reflects judgment about the probability of losses yet to be realized, there is an inherent risk that such judgments will prove incorrect.  Upon realization, actual losses may exceed (or be less than) the amount of any reserve.  To the extent that we experience losses greater than the amount of our reserves, we may incur a charge to earnings that will adversely affect operating results and the amount of any dividends paid.

Changes in the allowance for loan losses for the three months ended March 31, 2018 and 2017 were as follows:

	March 31, 2018	March 31, 2017
Balance, beginning of period	$1,827,806	$2,706,822
Charge-offs	(186,708)	(107,999)
Recoveries	76,234	—
(Reversal of) provision for loan losses	(80,265)	38,036
Balance, end of period	$1,637,067	$2,636,859

As of March 31, 2018 and December 31, 2017, there was a general allowance for loan losses of $1,637,067 and $1,641,098, respectively, and a specific allowance for loan losses in the amount of $0 and $186,708, respectively.

Real Estate Properties Held for Sale and Investment

As of March 31, 2018, we held title to fifteen properties that were acquired through foreclosure with a total carrying amount of approximately $70,704,000 (including properties held in four limited liability companies and two corporations), net of accumulated depreciation on real estate held for investment of $3,521,000. As of March 31, 2018, properties held for sale total $41,899,000 and properties held for investment total $28,805,000. When we acquire property by foreclosure, we typically earn less income on those properties than could be earned on loans and may not be able to sell the properties in a timely manner.

Real estate properties held for sale as of March 31, 2018 and December 31, 2017 consists of the following properties acquired through foreclosure:
	March 31, 2018	December 31, 2017
Undeveloped, industrial land, San Jose, California – transferred from Held for Investment in 2018	$1,914,870	$—
73 improved, residential lots, Auburn, California (held within Zalanta Resort at the Village, LLC)	4,121,867	4,121,867
Undeveloped, residential land, Coolidge, Arizona	1,017,600	1,017,600
Golf course, Auburn, California (held within Lone Star Golf, Inc.)	1,999,449	1,999,449
6 improved residential lots, Coeur D'Alene, Idaho	354,705	350,897
Marina and yacht club with 179 boat slips, Isleton, California (held within Brannan Island, LLC)	2,207,675	2,207,675
Unimproved, residential and commercial land, Bethel Island, California (held within Sandmound Marina, LLC)	2,338,233	2,338,233
Assisted living facility, Bensalem, Pennsylvania – sold in 2018	—	5,253,125
Retail complex and 19 in 2018 and 23 in 2017 residential condominium units, South Lake Tahoe, California (held within Zalanta Resort at the Village, LLC)	27,945,203	32,260,603
Residential land, South Lake Tahoe, California (held within Zalanta Resort at the Village – Phase II, LLC) – transferred to Held for Investment in 2018	—	6,561,023
	$41,899,602	$56,110,472

Real estate held for investment is comprised of the following properties as of March 31, 2018 and December 31, 2017:
	March 31, 2018	December 31, 2017
Commercial buildings, Roseville, California	$485,805	$492,350
Undeveloped, industrial land, San Jose, California – transferred to Held for Sale in 2018	—	1,914,870
Undeveloped land, Auburn, California (formerly part of golf course owned by DarkHorse Golf Club, LLC)	103,198	103,198
Office condominium complex (13 units), Roseville, California	2,839,738	2,865,002
1/7th interest in single family home, Lincoln City, Oregon	93,647	93,647
12 condominium and 3 commercial units, Tacoma, Washington (held within Broadway & Commerce, LLC)	2,251,236	2,263,348
Retail Complex, South Lake Tahoe, California (held within Tahoe Stateline Venture, LLC)	16,470,091	16,623,238
Residential land, South Lake Tahoe, California (held within Zalanta Resort at the Village – Phase II, LLC) – transferred from Held for Sale in 2018	6,561,023	—
	$28,804,738	$24,355,653

Changes in real estate held for sale and investment during the three months ended March 31, 2018 and 2017 were as follows:
	March 31, 2018	March 31, 2017
Balance, beginning of period	$80,466,125	$113,123,398
Investments in real estate properties (including amounts financed through accounts payable and amortization of deferred financing costs capitalized into construction projects)	214,406	5,072,963
Sales of real estate properties	(9,771,637)	(872,037)
Depreciation of properties held for investment	(204,554)	(295,592)
Balance, end of period	$70,704,340	$117,028,732

Seven of our fifteen properties do not currently generate revenue. Seven of the Company's twenty-six commercial leases are set to expire during the twelve months ending March 31, 2019. All of the Company's twelve residential leases are either on a month-to-month basis or will expire during the twelve months ended March 31, 2019. The Company expects that new leases will be signed with existing or new tenants for the majority of these spaces and at rental rates that are at market and are at or above expiring rental amounts.

2018 Transfers

During the three months ended March 31, 2018, the Company transferred one land property with a book value of approximately $1,915,000 from "Held for investment" to "Held for sale" as a contract was signed to sell the property and it is expected to close within the next year. A loss was not recorded as a result of the transfer. In addition, during the three months ended March 31, 2018, the Company transferred one land property with a book value of approximately $6,561,000 from "Held for sale" to "Held for investment" because the property is no longer listed for sale.

During the three months ended March 31, 2017, we transferred one marina property with a book value of approximately $1,463,000 from "Held for investment" to "Held for sale" as the property was listed for sale and a sale was expected within one year. A loss was not recorded as a result of the transfer.

Sales Activity

During the three months ended March 31, 2018, the Company sold an assisted living facility in Bensalem, Pennsylvania and four condominium units in South Lake Tahoe, California for aggregate net sales proceeds of approximately $10,631,000 (including a $5,406,000 discounted note receivable) and net gain totaling approximately $155,000.

During the three months ended March 31, 2017, the Company sold one parcel of land and one office property for aggregate net sales proceeds of approximately $872,000, resulting in an insignificant loss.

Foreclosure Activity

We foreclosed on no loans during the three months ended March 31, 2018 and 2017.

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

The net income to the Company from its investment in 1850 De La Cruz was approximately $32,000 and $44,000 for the three months ended March 31, 2017 and 2016, respectively.

Interest and Other Receivables

Interest and other receivables decreased from approximately $2,430,000 as of December 31, 2017 to $1,265,000 as of March 31, 2018 ($1,166,000 or 48.0% decrease) due primarily to the repayment of advances in the amount of approximately $486,000 on one impaired loan with the sale of the final collateral securing the loan and the reduction of a $700,000 receivable due from the tenant of the assisted living facility located Bensalem, Pennsylvania as part of the sale that was closed during the quarter ended March 31, 2018.

Loans, Net

Loans, net of allowance for loan losses and discounts, increased from approximately $144,344,000 as of December 31, 2017 to $156,344,000 as of March 31, 2018 ($12,000,000 or 8.3% increase) due primarily to new loans originated and advances on existing loans during the quarter ended March 31, 2018 of approximately $23,747,000, net of principal collected from the full or partial payoff of loans totaling approximately $11,839,000 during the quarter.

Real Estate Held for Sale and Investment

Real estate held for sale and investment decreased from approximately $80,466,000 as of December 31, 2017 to $70,704,000 as of March 31, 2018 ($9,762,000 or 12.1% decrease) due primarily to the sale of the assisted living facility located in Bensalem, Pennsylvania and four condominium units at Zalanta during the quarter ended March 31, 2018.

Dividends Payable

Dividends payable decreased from approximately $1,572,000 as of December 31, 2017 to $1,449,000 as of
March 31, 2018 ($123,000 or 7.8% decrease) because the dividend declared and accrued as of December 31, 2017 included a regular dividend of $0.10 per share and dividends accrued in the form of a tax payment to be made on behalf of stockholders of approximately $640,000 whereas the dividend declared and accrued as of March 31, 2018 only included a regular dividend of $0.16 per share.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities decreased from approximately $1,390,000 as of December 31, 2017 to $1,315,000 as of March 31, 2018 ($75,000 or 5% decrease), due primarily to a decrease in payables as a result of the sales of real estate properties during 2017 and the quarter ended March 31, 2018.

Deferred Gains

Deferred gains decreased from approximately $303,000 as of December 31, 2017 to no balance as of March 31, 2018 ($303,000 or 100% decrease), due the adoption of ASU 2014-09 which required us to reevaluate four past real estate transactions where the sale was financed by the Company and the transition adjustment resulted in the reversal of deferred gains on two sales in the total amount of $303,000.

Forward Contract Liability

Forward contract liability decreased from approximately $2,731,000 as of December 31, 2017 to no balance as of March 31, 2018 ($2,731,000 or 100% decrease), due to the Settlement Agreement dated December 29, 2017 between the Company and Freestone for the purchase of 810,937 of our Common Stock (the "Freestone Shares") from Freestone Capital Management, LLC and certain of its affiliates. As of December 31, 2017, 669,058 of the Freestone Shares had been repurchased and the remaining 141,879 shares were repurchased on January 12, 2018; thus, requiring the Company to record a liability as of December 31, 2017.

Line of Credit Payable

Line of credit payable increased from $1,555,000 as of December 31, 2017 to $12,085,000 as of March 31, 2018 ($10,530,000 increase) due primarily to advances on the line of credit for loan originations during the quarter.

Notes and Loans Payable on Real Estate

Notes and loans payable decreased from approximately $30,192,000 as of December 31, 2017 to approximately $25,239,000 as of March 31, 2018 ($4,954,000 or 16.4% decrease) due primarily to the sale of four condominiums at Zalanta and the repayment of the note payable from the sales proceeds during the quarter.

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

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover probable incurred credit losses. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Loan losses deemed to be uncollectible are charged against the allowance for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses. As of March 31, 2018, management believes that the allowance for loan losses of approximately $1,637,000 is adequate in amount to cover probable incurred credit losses. Because of the number of variables involved, the magnitude of swings possible and management's inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by management. As of March 31, 2018, eight loans totaling $7,766,000 were impaired. This included five past maturity loan totaling $6,312,000. After management's evaluation of the loan portfolio, we recorded a net decrease in the allowance for loan losses of approximately $191,000 (charge-off against the specific loan loss allowance of $187,000, decrease in general allowance of $80,000 and recovery of bad debts of $76,000) for the three months ended March 31, 2018.  Management believes that the specific allowance for loan losses is appropriate given the estimated fair values of the underlying collateral of impaired loans.

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

We require liquidity to:
•	fund future loan investments;
•	to improve and maintain real estate properties;
•	to repay principal and interest on our borrowings;
•	to pay our expenses, including compensation to our Manager;
•	to pay U.S. federal, state, and local taxes of our TRSs;
•	to distribute a minimum of 90% of our REIT taxable income and to make investments in a manner that enables us to maintain our qualification as a REIT; and
•	to make tax payments associated with undistributed capital gains.

We intend to meet these liquidity requirements primarily through the following:
•	the use of our cash and cash equivalent balances of approximately $2,402,000 (net of restricted cash) as of March 31, 2018;
•	cash generated from operating activities, including interest income from our loan portfolio and income generated from our real estate properties;
•	proceeds from the sales of real estate properties;
•	proceeds from our construction loan obtained for the ZRV construction project and our line of credit;
•	proceeds from future borrowings, including potential additional lines of credit; and
•	proceeds from potential future offerings of our equity securities.

The following table summarizes our cash flow activity for the periods presented:

	Three Months Ended March 31,
	2018	2017
Net cash provided by (used in) operating activities	$685,998	$(1,901,373)
Net cash used in investing activities	(1,585,564)	(10,094,937)
Net cash provided by financing activities	1,131,115	12,163,801

During the quarter ended March 31, 2018, our cash, cash equivalents and restricted cash increased approximately $232,000.

Operating Activities

Cash flows from operating activities are primarily rental and other income from real estate properties, net of real estate expenses, and interest received from our investments in loans, partially offset by payment of operating expenses. For the three months ended March 31, 2018, cash flows used in operating activities increased $2,587,000, compared to the three months ended March 31, 2017. The increase in cash primarily reflects increased cash flow from investment in loans and collection of certain receivables during the quarter and a decrease in accounts payable balances as compared to 2017 due to the completion of construction activities on ZRV in mid-2017.

Investing Activities

Cash flows from investing activities for both periods presented reflect our investing activity. For the three months ended March 31, 2018, cash flows used in investing activities decreased $8,509,000. Approximately $1,586,000 was used in investing activities during the quarter as $18,539,000 was used for investment in loans and improvements to real estate properties which was partially offset by $16,953,000 that was received from the payoff of loans and sales of properties.

Financing Activities

Net cash provided by financing activities totaled approximately $1,131,000 for the three months ended March 31, 2018 (a decrease of $11,033,000 compared to 2017) and consisted primarily of $13,195,000 of advances on our line of credit and notes payable, net of $12,064,000 in repayments on our line of credit and notes payable, purchase of treasury stock and dividends and income taxes paid to or on behalf of stockholders.

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

Contractual Obligations and Commitments
Except for the Amendment to the Management Agreement that was entered into by the Company and OFG effective April 1, 2018, as described in Note 9 – "Transactions with Affiliates", there were no material changes outside of the ordinary course of business in the contractual obligations and commitments as reported in our Annual Report on Form 10-K for the year ended December 31, 2017.  All of our debt obligations are described in more detail in Note 7 — "Line of Credit Payable" and Note 8 – "Notes and Loans Payable on Real Estate."  Refer to Note 14 — "Commitments and Contingencies" and below for a description of certain additional contractual obligations as of March 31, 2018.

Company Debt

The terms of the Company debt summarized below are described in more detail in Note 7 – "Line of Credit Payable" and Note 8 – "Notes and Loans Payable on Real Estate".

CB&T Line of Credit

As of March 31, 2018, the total amount available to borrow under the CB&T Credit Facility was $37,818,000 and the balance outstanding was $12,085,000 (leaving $25,733,000 available). As of May 4, 2018, the total amount available to borrow under the CB&T Credit Facility is $27,137,000 and the balance outstanding was $9,665,000 (leaving $17,472,000 available).  Interest on borrowings under the CB&T Credit Facility are payable monthly and all amounts outstanding under the facility are to be repaid not later than June 1, 2018 and advances may be made up to that date.

Tahoe Stateline Venture, LLC Loan Payable
The full amount available under the TSV Loan has been borrowed, and the balance of the TSV Loan was approximately $13,152,000 as of March 31, 2018 and $13,091,000 as of May 4, 2018. Principal and interest is payable monthly and the balance of the loan is due on the maturity date, which is January 1, 2021.

ZRV Construction Loan
The balance of the ZRV Loan was approximately $12,254,000 as of March 31, 2018 and approximately $12,258,000 as of May 4, 2018. Monthly interest payments are required. In addition, commencing August 18, 2017 and continuing on the last day of each quarter thereafter during the term of the Loan, $6 million of principal is required to be repaid. The balance of the ZRV Loan is due on August 3, 2018.

Commitments and Contingencies

As of March 31, 2018, we have commitments to advance additional funds to borrowers of construction, rehabilitation and other loans (including interest reserves) in the total amount of approximately $39,469,000.
Contingency Reserves

We are required to maintain cash, cash equivalents and marketable securities as contingency reserves in an aggregate amount of at least 1.50% of Capital (as defined in our charter). Although the Manager believes the contingency reserves are adequate, it could become necessary for us to sell or otherwise liquidate certain of our investments or other assets to cover such contingencies on terms which might not be favorable to us. The contingency reserves held in cash and cash equivalents and/or restricted cash were approximately $3,432,000 and $3,464,000 as of March 31, 2018 and December 31, 2017, respectively.

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

Our operating results are exposed to the risks related to interest rate fluctuations as the results depend to a significant extent on the differences between income from our loans and our borrowing costs. We generally originate fixed rate loan investments and partially finance those investments with floating rate liabilities.  Our investments in fixed rate assets are generally exposed to changes in value due to interest rate fluctuations; however, the short maturity and low debt to investments of our loan portfolio are intended to partially offset that risk. Our average weighted maturity of fixed rate loans as of March 31, 2018 is approximately 10 months though in the past we have extended the maturity date on certain loans which would increase our exposure to interest rate risk.  In addition, our outstanding variable rate debt to loan investments as of March 31, 2018 is 15%. All of our variable rate investment loans and certain of our borrowings are subject to various interest rate floors. As a result, the impact of a change in interest rates may be different on our interest income than it is on our interest expense.  As a result of the floors on our variable rate investment loans (which are a small part of our loan portfolio), and the short term nature of these loans, the impact of a change in prevailing interest rates on our income is unlikely to be material.

The following table projects the potential impact on our interest expense for a 12-month period assuming an instantaneous increase of 100 basis points in the LIBOR interest rate curve and one percent in the Prime Rate based on balances outstanding as of March 31, 2018:

	As of and for the period ended March 31, 2018
	Variable Rate Loans tied to Libor	Variable Rate Loans tied to Prime Rate	Total

Aggregate Principal Balance of Debt	$—	$24,338,720	$24,338,720

Effect of 100 basis point increase in the Libor Curve	$—	$—	$—
Effect of one percent increase in the Prime Rate	—	243,387	243,387
Totals	$—	$243,387	$243,387

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

Item 4. Controls and Procedures

Management of the Company carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the fiscal quarter ended March 31, 2018. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, which is the end of the period covered by this quarterly report on Form 10-Q,  the Company's disclosure controls and procedures are effective.

There have been no changes in the Company's internal control over financial reporting in the fiscal quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes information about the Company's repurchases of its shares of Common Stock, based on settlement date, during the quarterly period ended March 31, 2018:

Issuer Repurchase of Equity Securities

Period	Total Number of Shares Purchasediii	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through January 31[i]	4,000	$ 16.18	4,000	—
February 1 through February 28	—	—	—	—
March 1 through March 31ii	32,483	$ 14.71	32,483	Dollar amount: $9,523,859iv
Total	36,483	$ 14.87	36,483
________________________________
i Includes 4,000 shares repurchased in December 2017 and settled in January 2018 under the 2017 Repurchase Plan. The 2017 Repurchase Plan was announced by the Company on June 13, 2017, and permitted the Company to buy up to $10 million of its Common Stock. The 2017 Repurchase Plan was terminated effective December 29, 2017, before its scheduled expiration date of January 15, 2018.

ii On March 13, 2018, the Company publicly announced the 2018 Repurchase Plan that enables the Company to buy up to $10 million of its Common Stock. Purchases under the plan began in March 2018. The 2018 Repurchase Plan is set to expire on March 18, 2019, although the Company may terminate the 2018 Repurchase Plan at any time.

iii The Company has entered into agreements pursuant to SEC Rule 10b5-1 authorizing a third-party broker to purchase shares on the Company's behalf from time to time, including without limitation during normal blackout periods, in accordance with trading instructions included in such agreements.

iv Dollar amount does not include brokerage commissions to be paid of $0.05 per share.

Item 6. Exhibits

(a) Exhibits:

* 3.1
Articles of Amendment and Restatement of Owens Realty Mortgage, Inc.,  dated January 23, 2013, and related Certificate of Correction dated September 17, 2013, incorporated by reference to exhibit 3.1 of the Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 16, 2015

* 3.2	Bylaws of Owens Realty Mortgage, Inc., incorporated by reference to Annex C to the Proxy Statement/Prospectus on Form S-4 filed with the SEC on February 13, 2013
* 3.3	Amendment No. 1 to the Bylaws of Owens Realty Mortgage, Inc. dated December 29, 2017, incorporated by reference to exhibit 3.1 to the current report on Form 8-K/A filed with the SEC on January 4, 2018
* 3.4	Amendment No. 2 to the Bylaws of Owens Realty Mortgage, Inc. dated May 7, 2018 incorporated by reference to exhibit 3.1 to the current report on Form 8-K filed with the SEC on May 9, 2018

* 3.5
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
* 10.1
First Note Revision Agreement, dated as of February 28, 2018, between ZB, N.A. dba California Bank & Trust and Owens Realty Mortgage, Inc., incorporated by reference to exhibit 10.1 to the current report on Form 8-K filed with the SEC on March 5, 2018

* 10.2
First Note Revision Agreement, dated as of February 28, 2018, between First Bank  and Owens Realty Mortgage, Inc., incorporated by reference to exhibit 10.2 to the current report on Form 8-K filed with the SEC on March 5, 2018

* 10.3
First Note Revision Agreement, dated as of February 28, 2018, between Umpqua Bank and Owens Realty Mortgage, Inc., incorporated by reference to exhibit 10.3 to the current report on Form 8-K filed with the SEC on March 5, 2018

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

OWENS REALTY MORTGAGE, INC.

Dated: May 9, 2018	By:	/s/ Bryan H. Draper
Bryan H. Draper, Chief Executive Officer and President
(Principal Executive Officer)
Dated: May 9, 2018	By:	/s/ Melina A. Platt
Melina A. Platt, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)