Form 10-Q
period 2018-06-30
Owens Realty Mortgage, Inc.
filed 2018-08-08
CIK 1556364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

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

Class Outstanding as of August 3, 2018
Common Stock, $.01 par value                                                    8,594,644 shares

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

OWENS REALTY MORTGAGE, INC.
Consolidated Balance Sheets
 (UNAUDITED)
	June 30, 2018	December 31, 2017
ASSETS
Cash, cash equivalents and restricted cash	$5,606,546	$5,670,816
Loans, net of allowance for loan losses of $1,751,700 in 2018 and $1,827,806 in 2017	167,288,673	144,343,844
Interest and other receivables	1,279,875	2,430,457
Other assets, net of accumulated depreciation and amortization of $333,681 in 2018 and $309,686 in 2017	544,732	725,341
Deferred financing costs, net of accumulated amortization of $292,099 in 2018 and $265,276 in 2017	—	26,823
Deferred tax assets, net	3,041,512	3,207,322
Investment in limited liability company	2,140,444	2,140,545
Real estate held for sale	44,914,582	56,110,472
Real estate held for investment, net of accumulated depreciation of $2,358,186 in 2018 and $3,316,753 in 2017	22,870,357	24,355,653
Total assets	$247,686,721	$239,011,273
LIABILITIES AND EQUITY
LIABILITIES:
Dividends payable	$1,746,713	$1,572,047
Due to Manager	236,934	277,671
Accounts payable and accrued liabilities	1,201,459	1,390,329
Deferred gains on sales of real estate	—	302,895
Forward contract liability – share repurchase	—	2,731,171
Lines of credit payable	29,612,700	1,555,000
Notes and loans payable on real estate	19,951,868	30,192,433
Total liabilities	52,749,674	38,021,546
Commitments and Contingencies (Note 14)
EQUITY:
Stockholders' equity:
Preferred stock, $.01 par value per share, 5,000,000 shares authorized, no shares issued and outstanding at June 30, 2018 and December 31, 2017	—	—
Common stock, $.01 par value per share, 50,000,000 shares authorized, 11,198,119 shares issued, 8,733,564 and 9,095,454 shares outstanding at June 30, 2018 and December 31, 2017	111,981	111,981
Additional paid-in capital	182,437,522	182,437,522
Treasury stock, at cost – 2,464,555 and 2,102,665 shares at June 30, 2018 and December 31, 2017	(37,490,700)	(31,655,119)
Retained earnings	49,878,244	50,095,343
Total stockholders' equity	194,937,047	200,989,727
Total liabilities and equity	$247,686,721	$239,011,273

The accompanying notes are an integral part of these consolidated financial statements.

OWENS REALTY MORTGAGE, INC.
Consolidated Statements of Income
 (UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Revenues:
Interest and related income from loans	$3,086,829	$2,641,363	$5,976,397	$5,188,405
Rental and other income from real estate properties	1,210,152	1,179,835	2,280,388	2,126,206
Other income	49,063	46,092	81,179	90,084
Total revenues	4,346,044	3,867,290	8,337,964	7,404,695
Expenses:
Management fees to Manager	730,353	1,006,680	1,467,715	1,954,194
Servicing fees to Manager	—	91,516	95,143	177,654
General and administrative expense	390,738	545,872	919,934	1,029,686
Rental and other expenses on real estate properties	949,579	1,436,001	2,408,751	2,639,320
Depreciation and amortization	206,128	303,782	423,199	613,742
Interest expense	586,799	362,174	1,122,705	648,975
Provision for loan losses	114,633	137,244	34,368	175,280
Impairment losses on real estate properties	—	281,626	—	281,626
Total expenses	2,978,230	4,164,895	6,471,815	7,520,477
Operating income (loss)	1,367,814	(297,605)	1,866,149	(115,782)
Gain on sales of real estate, net	957,239	13,877,715	1,111,815	13,877,534
Income before income taxes	2,325,053	13,580,110	2,977,964	13,761,752
Income tax benefit (expense)	17,635	(824,163)	(165,810)	(814,127)
Net income	$2,342,688	$12,755,947	$2,812,154	$12,947,625

Per common share data:
Basic and diluted earnings per common share	$0.26	$1.24	$0.31	$1.26
Basic and diluted weighted average number of common shares outstanding	8,922,280	10,247,477	9,005,314	10,247,477
Dividends declared per share of common stock	$0.20	$0.10	$0.36	$0.18

The accompanying notes are an integral part of these consolidated financial statements.

OWENS REALTY MORTGAGE, INC.
Consolidated Statements of Stockholders' Equity
Six Months Ended June 30, 2018 and 2017
(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Treasury Stock			Total Stockholders' Equity
						Retained Earnings
	Shares	Amount		Shares	Amount

Balances, December 31, 2016	11,198,119	$111,981	$182,437,522	(950,642)	$(12,852,058)	$45,830,432	$215,527,877

Net income	—	—	—	—	—	12,947,625	12,947,625
Dividends declared	—	—	—	—	—	(1,844,546)	(1,844,546)
Balances, June 30, 2017	11,198,119	$111,981	$182,437,522	(950,642)	$(12,852,058)	$56,933,511	$226,630,956

Balances, December 31, 2017	11,198,119	$111,981	$182,437,522	(2,102,665)	(31,655,119)	$50,095,343	$200,989,727

Net income	—	—	—	—	—	2,812,154	2,812,154
Net effect of adoption of new accounting standards	—	—	—	—	—	166,895	166,895
Dividends declared	—	—	—	—	—	(3,196,148)	(3,196,148)
Purchase of treasury stock	—	—	—	(361,890)	(5,835,581)	—	(5,835,581)
Balances, June 30, 2018	11,198,119	$111,981	$182,437,522	(2,464,555)	$(37,490,700)	$49,878,244	194,937,047

The accompanying notes are an integral part of these consolidated financial statements.

OWENS REALTY MORTGAGE, INC.
Consolidated Statements of Cash Flows
 (UNAUDITED)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,812,154	$12,947,625
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on sales of real estate, net	(1,111,815)	(13,877,534)
Deferred income tax expense	165,810	814,127
Distribution received from equity method investee	79,500	90,001
Income in earnings of equity method investee	(79,399)	(90,084)
Provision for loan losses	34,368	175,280
Impairment losses on real estate properties	—	281,626
Depreciation and amortization of real estate and other assets	423,199	613,742
Amortization of deferred financing costs to interest expense	144,764	118,854
Accretion of discount on loans	(103,226)	—
Deferred loans fees, net of amortization	186,894	—
Changes in operating assets and liabilities:
Interest and other receivables	445,332	(184,473)
Other assets	156,615	(28,430)
Accounts payable and accrued liabilities	(188,870)	(2,205,563)
Due to Manager	(40,737)	68,025
Forward contract liability	(459,688)	—
Net cash provided by (used in) operating activities	2,464,901	(1,276,804)

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal collected on loans	31,539,087	14,450,283
Investments in loans	(48,761,657)	(44,707,440)
Investment in real estate properties	(277,445)	(6,432,667)
Net proceeds from disposition of real estate properties and other assets	8,400,196	52,078,167
Purchases of furniture, fixtures and equipment	—	(14,210)
Net cash (used in) provided by investing activities	(9,099,819)	15,374,133

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances on notes payable	243,267	6,324,250
Repayments on notes payable	(10,601,773)	(8,973,282)
Advances on line of credit	44,399,700	16,300,000
Repayments on line of credit	(16,342,000)	(21,276,000)
Payment of deferred financing costs	—	(12,500)
Purchase of treasury stock	(8,107,064)	—
Dividends paid (including tax payments on behalf of shareholders)	(3,021,482)	(2,222,294)
Net cash provided by (used in) financing activities	6,570,648	(9,859,826)

Net (decrease) increase in cash, cash equivalents and restricted cash	(64,270)	4,237,503

Cash, cash equivalents and restricted cash at beginning of period	5,670,816	6,934,243

Cash, cash equivalents and restricted cash at end of period	$5,606,546	$11,171,746

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest (excluding amounts capitalized)	$886,562	$543,713
Cash paid during the period for interest that was capitalized	—	472,357
Supplemental Disclosures of Non-Cash Activity
Increase in loans from sales of real estate	5,976,295	—

Change in capital expenditures financed through accounts payable	—	(3,710,772)
Amortization of deferred financing costs capitalized to construction project	—	(76,260)
Dividends declared but not paid	(1,746,713)	(1,024,748)
Reversal of deferred gain on adoption of ASU 2014-09	(302,895)	—
Loan discounts established on adoption of ASU 2014-09	136,000	—

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of the management of the Company, the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein. Certain information and footnote disclosures presented in the annual consolidated financial statements are not included in these interim financial statements.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Form 10-K of ORM for the year ended December 31, 2017 filed with the Securities and Exchange Commission ("SEC") on March 13, 2018. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the operating results to be expected for the full year ending December 31, 2018. The Company evaluates subsequent events up to the date it files its Form 10-Q with the SEC.

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments", or ASU 2016-13. The amendments in ASU 2016-13 eliminate the probable and incurred credit loss recognition threshold in current GAAP and, instead, reflect an entity's current estimate of all expected credit losses. The amendments in ASU 2016-13 broaden the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The use of forecasted information incorporates more timely information in the estimate of expected credit loss. This standard is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted for interim and annual reporting periods beginning after December 15, 2018. While the Company is currently evaluating the impact that ASU 2016-13 will have on its consolidated financial statements, the adoption is not expected to result in a material increase in the amount of allowance for loan losses based on the short maturity of loans in the Company's portfolio. However, if the Company makes longer term loans, the impact may be greater.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)" or ASU 2016-02, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors).  ASU 2016-02 amends existing guidance related to leases, primarily by requiring the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under the current accounting guidance. This standard is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted.  The Company does not currently have any lease obligations. The Company expects that its operating leases where it is the lessor will be accounted for on its balance sheet similar to its current accounting with the underlying leased asset recognized as real estate. The Company expects that executory costs and certain other non-lease components will need to be accounted for separately from the lease component of the lease with the lease component continuing to be recognized on a straight-line basis over the lease term and the executory costs and certain other non-lease components being accounted for under the new revenue recognition guidance in ASU 2014-09, discussed below. The Company does not believe that adoption of ASU 2016-02 will have a material impact on its consolidated financial statements since executory costs and certain other non-lease components are not significant.

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

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

On January 1, 2018, the Company adopted ASU 2016-15, "Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments". The amendments in ASU 2016-15 reflect eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The adoption of ASU 2016-15 during the quarter ended March 31, 2018 resulted in the Company reporting distributions it receives from its equity method investment in cash flows from operating activities rather than financing activities on its consolidated statement of cash flows. The Company elected the "Cumulative Earnings Approach" upon adoption of ASU 2016-15.

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

On January 1, 2018, the Company adopted ASU 2016-01, "Financial Instruments- Overall (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities".  ASU 2016-01 enhances the reporting model for financial instruments to provide users of financial statements with more decision-useful information. ASU 2016-01 contains several provisions, including but not limited to 1) requiring equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income; 2) simplifying the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; 3) eliminating the requirement to disclose the method(s) and significant assumptions used to estimate fair value; and 4) requiring separate presentation of financial assets and liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements. ASU 2016-01 also changes certain financial statement disclosure requirements, including requiring disclosures of the fair value of financial instruments be made on the basis of exit price. The adoption of ASU 2016-01 during the quarter ended March 31, 2018 resulted in the Company using an exit price methodology for disclosing the fair value of the Company's financial instruments in Note 13.

Significant Accounting Policies
 The significant accounting policies used in the preparation of these interim consolidated financial statements are disclosed in the Company's consolidated financial statements for the year ended December 31, 2017 included in its 2017 annual report on Form 10-K.  There have been no significant changes to those significant accounting policies during the six months ended June 30, 2018, other than those discussed under "Real Estate Held for Sale" below..
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

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES
Loans are generally stated at the principal amount outstanding, net of unamortized loan discounts and deferred loan fees which totaled approximately $501,000 and $187,000 as of June 30, 2018, respectively. There were no loan discounts or deferred loan fees as of December 31, 2017. Advances under the terms of a loan to pay property taxes, insurance, legal and other costs are generally capitalized and reported as interest and other receivables. The Company's portfolio consists primarily of real estate loans generally collateralized by first, second and third deeds of trust.  Interest income on loans is accrued by the simple interest method. A loan is generally placed on nonaccrual status when the loan becomes greater than ninety days delinquent in monthly payments and/or full payment of principal and interest is not expected. When a loan is classified as nonaccrual, interest accruals discontinue and all past due interest is included in the recorded investment in the impaired loan that is measured as described below. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest. Cash receipts on nonaccrual loans are used to reduce any outstanding accrued interest, and then are recorded as interest income, except when such payments are specifically designated as principal reduction or when management does not believe the Company's investment in the loan is fully recoverable. The Company does not incur origination costs. However, beginning April 1, 2018, the Company receives 30% of all fees (other than certain administrative fees) paid by borrowers in connection with the Company making loans, including 30% of all  origination, modification and extension fees. Owens Financial Group, Inc. ("OFG" or the "Manager") is entitled to the remaining 70% of all such fees (see Note 9 – "Transactions with Affiliates"). When collected, such loan fees are recorded as a credit to the applicable loan's principal balance and are then amortized to interest income using the effective interest method over the life of the loan.

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

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

The following tables show the changes in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2018 and 2017 and the allocation of the allowance for loan losses and loans as of June 30, 2018 and December 31, 2017 by portfolio segment and by impairment methodology:

	Commercial	Residential	Land
2018				Total

Allowance for loan losses:
	Three Months Ended June 30, 2018
Beginning balance	$1,109,361	$227,185	$300,521	$1,637,067
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Provision	81,730	31,078	1,825	114,633
Ending Balance	$1,191,091	$258,263	$302,346	$1,751,700

	Six Months Ended June 30, 2018
Beginning balance	$1,069,458	$451,537	$306,811	$1,827,806
Charge-offs	—	(186,708)	—	(186,708)
Recoveries	—	76,234	—	76,234
Provision	121,633	(82,800)	(4,465)	34,368
Ending balance	$1,191,091	$258,263	$302,346	$1,751,700

	As of June 30, 2018
Ending balance: individually evaluated for impairment	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$1,191,091	$258,263	$302,346	$1,751,700

Ending balance	$1,191,091	$258,263	$302,346	$1,751,700

Loans:
Ending balance: individually evaluated for impairment	$1,274,287	$6,512,053	$—	$7,786,340

Ending balance: collectively evaluated for impairment	$150,600,433	$5,600,650	$5,052,950	$161,254,033

Ending balance	$151,874,720	$12,112,703	$5,052,950	$169,040,373

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

	Commercial	Residential	Land
2017				Total

Allowance for loan losses:
	Three Months Ended June 30, 2017
Beginning balance	$934,548	$1,209,355	$492,956	$2,636,859
Charge-offs	—	(179,648)	—	(179,648)
Recoveries	27,000	—	—	27,000
Provision	188,441	(12,691)	(38,506)	137,244
Ending Balance	$1,149,989	$1,017,016	$454,450	$2,621,455

	Six Months Ended June 30, 2017
Beginning balance	$864,971	$1,331,318	$510,533	$2,706,822
Charge-offs	—	(287,647)	—	(287,647)
Recoveries	27,000	—	—	27,000
Provision	258,018	(26,655)	(56,083)	175,280
Ending balance	$1,149,989	$1,017,016	$454,450	$2,621,455

	As of December 31, 2017
Ending balance: individually evaluated for impairment	$—	$186,708	$—	$186,708

Ending balance: collectively evaluated for impairment	$1,069,458	$264,829	$306,811	$1,641,098

Ending balance	$1,069,458	$451,537	$306,811	$1,827,806

Loans:
Ending balance: individually evaluated for impairment	$1,212,851	$7,321,359	$—	$8,534,210

Ending balance: collectively evaluated for impairment	$126,660,430	$5,849,436	$5,127,574	$137,637,440

Ending balance	$127,873,281	$13,170,795	$5,127,574	$146,171,650

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

The following tables show an aging analysis of the loan portfolio by the time monthly payments are past due as of June 30, 2018 and December 31, 2017. All of the loans that were 90 or more days past due as listed below were on non-accrual status as of June 30, 2018 and December 31, 2017.

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Other Non-Accrual Loans
					Total Past Due Loans	Current Loans	Total Loans
June 30, 2018

Commercial	$—	$—	$—	$1,274,287	$1,274,287	$150,600,433	$151,874,720
Residential	—	4,107,028	5,522,203	206,458	9,835,689	2,277,014	12,112,703
Land	—	—	—	—	—	5,052,950	5,052,950
	$—	$4,107,028	$5,522,203	$1,480,745	$11,109,976	$157,930,397	$169,040,373

The above table as of June 30, 2018 includes seven past maturity Commercial loans in the Current Loan category of approximately $8,432,000 ($4,658,000 was less than 30 days past maturity and $3,774,000 was greater than 90 days past maturity). These loans were current in making monthly interest payments and in the process of being extended, paid off or refinanced.

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Other Non-Accrual Loans
					Total Past Due Loans	Current Loans	Total Loans
December 31, 2017

Commercial	$—	$—	$—	$1,212,851	$1,212,851	$126,660,430	$127,873,281
Residential	1,938,895	2,737,538	2,430,878	214,048	7,321,359	5,849,436	13,170,795
Land	—	—	—	—	—	5,127,574	5,127,574
	$1,938,895	$2,737,538	$2,430,878	$1,426,899	$8,534,210	$137,637,440	$146,171,650

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

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

The following tables show information related to impaired loans as of and for the three and six months ended June 30, 2018:

	As of June 30, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial	$1,284,898	$1,274,287	$—
Residential	6,551,789	6,512,053	—
Land	—	—	—
	$7,836,687	$7,786,340	$—

With an allowance recorded:
Commercial	$—	$—	$—
Residential	—	—	—
Land	—	—	—
	$—	$—	$—

Totals:
Commercial	$1,284,898	$1,274,287	$—
Residential	6,551,789	6,512,053	—
Land	—	—	—
	$7,836,687	$7,786,340	$—

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
		Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial		$1,274,313	$31,584	$1,258,649	$62,399
Residential		6,572,926	45,055	6,586,803	125,034
Land		—	—	—	—
		$7,847,239	$76,639	$7,845,452	$187,433

With an allowance recorded:
Commercial		$—	$—	$—	$—
Residential		—	—	228,653	—
Land		—	—	—	—
	$		$—	$228,653	$—

Totals:
Commercial		$1,274,313	$31,584	$1,258,649	$62,399
Residential		6,572,926	45,055	6,815,456	125,034
Land		—	—	—	—
		$7,847,239	$76,639	$8,074,105	$187,433

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

The following tables show information related to impaired loans as of December 31, 2017 and for the three and six months ended June 30, 2017:

	As of December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial	$1,222,499	$1,212,851	$—
Residential	6,610,216	6,505,469	—
Land	—	—	—
	$7,832,715	$7,718,320	$—

With an allowance recorded:
Commercial	$—	$—	$—
Residential	1,302,707	815,890	186,708
Land	—	—	—
	$1,302,707	$815,890	$186,708

Totals:
Commercial	$1,222,499	$1,212,851	$—
Residential	7,912,923	7,321,359	186,708
Land	—	—	—
	$9,135,422	$8,534,210	$186,708

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$—	$—	$—	$—
Residential	222,526	4,912	224,284	9,893
Land	—	—	—	—
	$222,526	$4,912	$224,284	$9,893

With an allowance recorded:
Commercial	$—	$—	$—	$—
Residential	3,519,104	—	4,096,380	—
Land	—	—	—	—
	$3,519,104	$—	$4,096,380	$—

Totals:
Commercial	$—	$—	$—	$—
Residential	3,741,630	4,912	4,320,664	9,893
Land	—	—	—	—
	$3,741,630	$4,912	$4,320,664	$9,893

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

Troubled Debt Restructurings

The Company has allocated approximately $0 and $187,000 of specific reserves on loans totaling approximately $1,491,000 and $2,739,000 (recorded investments before allowance for loan losses) to borrowers whose loan terms had been modified in troubled debt restructurings as of June 30, 2018 and December 31, 2017, respectively.  The Company has not committed to lend additional amounts to any of these borrowers.

No loans were modified as troubled debt restructurings during the three and six months ended June 30, 2018 and 2017, nor were there loans modified as troubled debt restructurings within the previous twelve months for which there was a payment default during the three and six months ended June 30, 2018 and 2017.

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

The Company received distributions from 1850 of $80,000 during the three and six months ended June 30, 2018 and $90,000 during the three and six months ended June 30, 2017. The net income to the Company from its investment in 1850 De La Cruz was approximately $48,000 and $46,000 during the three months ended June 30, 2018 and 2017, respectively, and $79,000 and $90,000 during the six months ended June 30, 2018 and 2017, respectively.

NOTE 5 - REAL ESTATE HELD FOR SALE

Real estate properties held for sale as of June 30, 2018 and December 31, 2017 consisted of properties acquired through foreclosure classified by property type as follows:
	June 30, 2018	December 31, 2017
Residential	$20,722,140	$24,627,710
Land	9,847,107	14,389,620
Retail	7,670,204	7,632,893
Golf course	1,999,449	1,999,449
Marina	2,207,675	2,207,675
Office	2,468,007	—
Assisted care	—	5,253,125
	$44,914,582	$56,110,472

Transfers

During the three months ended June 30, 2018, the Company transferred four properties (two office, one residential and one land) with book values totaling approximately $4,810,000 from "Held for investment" to "Held for sale" as the properties were listed for sale and sales are expected within a one year period. During the six months ended June 30, 2018, the Company transferred five properties (two office, one residential and two land) with book values totaling approximately $6,725,000 from "Held for investment" to "Held for sale". The transfers did not result in losses. In addition, during the six months ended June 30, 2018, the Company transferred one land property with a book value of approximately $6,561,000 from "Held for sale" to "Held for investment" because the property is no longer listed for sale.

During the three months ended June 30, 2017, the Company transferred two properties with book values totaling approximately $382,000 (both Land) from "Held for Investment" to "Held for Sale" as the properties were listed for sale and sales were expected within a one year period. During the six months ended June 30, 2017, the Company transferred three properties with book values totaling approximately $1,844,000 (two Land and one Marina) from "Held for Investment" to "Held for Sale" as the properties were listed for sale and sales were expected within a one year period. The transfers did not result in losses.

Impairment Losses

No impairment losses were recorded during the three and six months ended June 30, 2018. During the three and six months ended June 30, 2017, the Company recorded an impairment loss of approximately $282,000 on the marina property located in Bethel Island, California due to an agreement signed by the Company to sell the property at a price that was lower than the book value of the property.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

Sales

During the three months ended June 30, 2018, the Company sold four office condominium units in Roseville, California (two sales), a 1/7th interest in a single family home in Lincoln City, Oregon and two condominium units in South Lake Tahoe, California for aggregate net sales proceeds of approximately $3,745,000 (including a $570,000 note receivable) and net gain totaling approximately $957,000.

During the six months ended June 30, 2018, the Company also sold the assisted living facility located in Bensalem, Pennsylvania and four condominium units in South Lake Tahoe, California for aggregate net sales proceeds of approximately $10,631,000 (including a $5,406,000 discounted note receivable) and net gain totaling approximately $155,000.

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

Foreclosure Activity

There were no foreclosures during the three and six months ended June 30, 2018 and 2017.

NOTE 6 - REAL ESTATE HELD FOR INVESTMENT

Real estate held for investment as of June 30, 2018 and December 31, 2017 consisted of properties acquired through foreclosure classified by property type as follows:

	June 30, 2018	December 31, 2017
Retail	$16,309,334	$16,623,238
Land	6,561,023	2,018,068
Residential	—	2,356,995
Office	—	3,357,352
	$22,870,357	$24,355,653

The balances of land and the major classes of depreciable property for real estate held for investment as of June 30, 2018 and December 31, 2017 are as follows:
	June 30, 2018	December 31, 2017
Land and land improvements	$7,908,072	$5,112,063
Buildings and improvements	17,320,471	22,560,343
	25,228,543	27,672,406
Less: Accumulated depreciation	(2,358,186)	(3,316,753)
	$22,870,357	$24,355,653

It is the Company's intent to sell its real estate properties held for investment, but expected sales of these properties are not probable to occur within the next year.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

Depreciation expense was approximately $195,000 and $289,000 for the three months ended June 30, 2018 and 2017, respectively, and $399,000 and $584,000 for the six months ended June 30, 2018 and 2017, respectively.
Certain of the Company's real estate properties held for sale and investment are leased to tenants under noncancellable leases with remaining terms ranging from one to ten years. Certain of the leases require the tenant to pay all or some operating expenses of the properties. The future minimum rental income from noncancellable operating leases due within the five years subsequent to June 30, 2018 and thereafter is as follows:
Twelve months ending June 30:
2019	$2,927,913
2020	2,170,119
2021	1,722,656
2022	1,614,862
2023	1,361,771
Thereafter (through 2028)	1,695,350
Total	$11,492,671

NOTE 7 – LINE OF CREDIT PAYABLE

The Company borrows funds under the revolving California Bank & Trust ("CB&T") Line of Credit. As of June 30, 2018 and December 31, 2017, the outstanding balances and total commitments under the CB&T Line of Credit consisted of the following:
	As of June 30, 2018		As of December 31, 2017

	Outstanding Balance	Total Current Commitment	Outstanding Balance	Total Current Commitment

CB&T Line of Credit	$29,612,700	$43,589,531	$1,555,000	$27,259,000

CB&T Line of Credit

In February 2014, the Company entered into a Credit Agreement and Advance Formula Agreement and related agreements with CB&T as the lender (the "CB&T Credit Facility").The agreements were subsequently amended, to among other things, add First Bank and Umpqua Bank as additional lenders, to increase the maximum borrowings available (total commitment) under the facility to the lesser of a $75,000,000 maximum or the amount determined pursuant to a borrowing base calculation described in the Advance Formula Agreement (the "Total Current Commitment") and to add a revolving sublimit facility to allow the Company additional flexibility to borrow up to $15,000,000 of the Total Current Commitment available for up to sixty days while the subject sublimit loans are under review by the lender for transfer to the borrowing base.  Borrowings under the CB&T Credit Facility mature on September 1, 2018, and advances can be made up to that date (except for advances on the sublimit facility are not permitted after August 1, 2018). The portion of the outstanding balance of the CB&T Credit Facility that was on the sublimit facility as of June 30, 2018 was $4,402,000. The Company is required to keep $3,500,000 in a non-interest bearing account with CB&T that is reported in cash, cash equivalents and restricted cash in the accompanying consolidated balance sheets.

Such borrowings bear interest payable monthly at the prime rate of interest established by CB&T from time-to-time plus one quarter percent (.25%) per annum (5.25% at June 30, 2018), with the exception of any borrowings on the sublimit facility which bears interest at the prime rate plus one percent (1.00%) per annum (6.00% at June 30, 2018). Upon a default such interest rate increases by 2.00%. The original CB&T Credit Facility required the payment of an origination fee of $100,000 and other issuance costs totaling $177,000 that were capitalized to deferred financing costs and were being amortized to interest expense using the straight-line method through the maturity date of the CB&T Credit Facility (fully amortized as of June 30, 2018). The First Amendment to the facility required the payment of an origination fee and other costs totaling $255,000 that were capitalized to deferred financing costs and is being amortized to interest expense using the straight-line method through the new maturity date (fully amortized as of June 30, 2018). The Company is also subject to additional administrative and other fees and expenses relating to the facility. Interest expense on the CB&T Credit Facility was approximately $225,000 and $71,000 during the three months ended June 30, 2018 and 2017, respectively (including $0 and $40,000, respectively, in amortization of deferred financing costs) and $343,000 and $231,000 during the six months ended June 30, 2018 and 2017, respectively (including $27,000 and $77,000, respectively, in deferred financing costs).

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

Borrowings are secured by certain assets of the Company. These collateral assets will include the grant to the lenders of first-priority deeds of trust on certain real property assets and trust deeds of the Company to be identified by the parties from time-to-time and all personal property of the Company, which collateral includes the assets described in the Security Agreement and in other customary collateral agreements that will be entered into and/or modified by the parties from time-to-time. As of June 30, 2018, the carrying amount and classification of loans securing the CB&T Credit Facility (including loans securing the sublimit facility) were as follows:

Loans:	June 30, 2018
Commercial	$87,144,471
Residential	513,107
Total	$87,657,578

The CB&T Credit Facility agreements contain financial covenants which are customary for a loan of this type. Management is not aware of any breach of these covenants as of June 30, 2018.

NOTE 8 - NOTES AND LOANS PAYABLE ON REAL ESTATE

The Company had the following notes and loans payable outstanding as of June 30, 2018 and December 31, 2017:
	June 30, 2018	Interest Rate	December 31, 2017	Interest Rate	Payment Terms/Frequency	Maturity Date
Tahoe Stateline Venture, LLC Loan Payable	$13,060,093	4.22%	$13,242,514	4.22%	Amortizing Monthly	January 2021
Zalanta Construction Loan Payable	7,000,203	6.50%	17,176,288	6.00%	Interest Only Monthly	August 2018
Principal amount	$20,060,296		$30,418,802
Less unamortized deferred financing costs	(108,428)		(226,369)
Notes and loans payable, net	$19,951,868		$30,192,433

The following table shows maturities by year on these notes and loans payable as of June 30, 2018:
Twelve months ending June 30:
2019	$7,379,270
2020	395,376
2021	12,285,650
2022	—
2023	—
Thereafter	—
$20,060,296

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

The Credit Agreement required the payment of a closing fee of $108,750 and certain administrative fees totaling approximately $218,000. The majority of these costs were paid out of proceeds from the loan and capitalized to deferred financing costs and are being amortized to interest expense using the effective interest method through the Maturity Date. During the three months ended June 30, 2018 and 2017, approximately $147,000 and $126,000, respectively, of interest expense was incurred (including approximately $9,000 and $9,000, respectively, of deferred financing costs amortized to interest expense). During the six months ended June 30, 2018 and 2017, approximately $294,000 and $253,000, respectively, of interest expense was incurred (including approximately $18,000 and $18,000, respectively, of deferred financing costs amortized to interest expense).

The TSV Loan documents contain financial covenants which are customary for loans of this type. Management is not aware of any breach of these covenants as of June 30, 2018.

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

Borrowings under the ZRV Loan documents are only for payment or reimbursement of approved Project costs and such borrowings are subject to customary conditions for loans of this type.  The borrowings under the ZRV Loan may not exceed the lesser of (i) 60% of the value of the Project, determined on an "as is" basis; or (ii) 65% of the Borrowers' total costs of the Project, to be calculated in accordance with the Loan Agreement. All outstanding borrowings under the ZRV Loan will bear interest at the Wall Street Journal Prime Rate plus 1.50% (calculated on a floating daily basis) (the "Note Rate"), but in no event will the Note Rate be lower than the floor rate of five percent (5.0%) per annum. The Note Rate as of June 30, 2018 was 6.50%.  Upon a default under the Loan Agreement, the Note Rate increases by an additional five percent (5.0%) per annum.

Interest only payments are payable monthly from an established interest reserve. In addition, commencing on August 18, 2017 and continuing on the last day of each quarter thereafter during the term of the ZRV Loan, Borrowers were required to make a quarterly repayment of $6 million of principal (the "Curtailment Requirement"). On July 27, 2018, the maturity of the ZRV Loan was extended to November 1, 2018 and the Curtailment Requirement was waived.

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

The Loan Agreement required the payment of an origination fee of $310,000 and other issuance costs totaling approximately $400,000. The majority of these costs were paid out of the loan proceeds and capitalized to deferred financing costs and are being amortized to the Project using the straight-line method through the maturity date. During the three and six months ended June 30, 2018, approximately $215,000 and $485,000, respectively, of interest was expensed (including approximately $50,000 and $100,000, respectively, of deferred financing costs amortized to interest expense). During the three and six months ended June 30, 2017, approximately $26,000 and $76,000, respectively, of deferred financing costs was amortized to the Project. During the three and six months ended June 30, 2017, approximately $183,000 and $472,000, respectively, of interest was incurred which was capitalized to the Project. During the three months ended June 30, 2017, approximately $165,000 of interest was expensed (including approximately $24,000 of deferred financing costs amortized to interest expense).

The ZRV Loan documents contain financial covenants which are customary for loans of this type. Management is not aware of any breach of these covenants as of June 30, 2018.

NOTE 9 - TRANSACTIONS WITH AFFILIATES

The Company is managed by OFG pursuant to the terms of our charter and the Management Agreement, as amended, between the Company and the Manager.  Until July 1, 2017, the management fees paid monthly by the Company to the Manager were not to exceed 2.75% annually of the average unpaid balance of our loans at the end of each of the 12 months in the calendar year (the "Prior Management Fee"). During the period from July 1, 2017 through March 31, 2018, the Manager agreed to take a reduced management fee equal to the Interim Management Fee (the "Interim Management Fee"), which was a monthly management fee  equal to 1/12th of 1.50% of the Company's Stockholders' Equity, subject to the additional details of the calculation as described in "Related Party Transactions – Management Fees and Expenses" of the Company's Annual Report on Form 10-K for the year ended December 31, 2017. Effective April 1, 2018, the Board of Directors and the Manager amended the Management Agreement to adopt the Interim Management Fee and make certain additional changes to reduce the management fee payable as described below in "Amendment of Management Agreement".

All of the Company's loans are serviced by OFG, and until April 1, 2018, OFG received a monthly servicing fee, which, when added to all other fees paid in connection with the servicing of a particular loan, could not exceed the lesser of the customary, competitive fee paid in the community where the loan is placed for the provision of such mortgage services on that type of loan, or up to 0.25% per annum of the unpaid principal balance of the loans. Servicing fees were eliminated effective April 1, 2018, as described below in "Amendment of Management Agreement".

Management fees amounted to approximately $730,000 and $1,007,000 for the three months ended June 30, 2018 and 2017, respectively, and $1,468,000 and $1,954,000 for the six months ended June 30, 2018 and 2017, respectively, and are included in the accompanying consolidated statements of income. Servicing fees amounted to approximately $0 and $92,000 for the three months ended June 30, 2018 and 2017, respectively, and $95,000 and $178,000 for the six months ended June 30, 2018 and 2017, respectively, and are included in the accompanying consolidated statements of income. As of June 30, 2018 and December 31, 2017, the Company owed management and/or servicing fees to OFG in the amount of approximately $237,000 and $245,000, respectively.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

Until April 1, 2018, OFG received all late payment charges from borrowers on loans owned by the Company. Beginning April 1, 2018, the Company receives 30% of all late payment charges and OFG receives 70% of such charges, as described below in "Amendment to Management Agreement". The Company collected/earned approximately $4,000 in late payment charges during the three months ended June 30, 2018. The amounts paid to or collected by OFG for late charges totaled approximately $10,000 and $8,000 for the three months ended June 30, 2018 and 2017, respectively, and $17,000 and $22,000 for the six months ended June 30, 2018 and 2017, respectively.

The Company remits other miscellaneous fees to OFG, which are collected from loan payments, loan payoffs or advances from loan principal (i.e. funding, demand and partial release fees). The amounts paid to or collected by OFG for such fees totaled approximately $4,000 and $6,000, respectively, during the three months ended June 30, 2018 and 2017 and $11,000 and $10,000, respectively, during the six months ended June 30, 2018 and 2017, respectively.

OFG originates all loans the Company invests in and, until April 1, 2018, received all loan origination and extension fees from borrowers. Beginning April 1, 2018, the Company receives 30% of all loan origination and extension fees and OFG receives 70% of such fees, as described below in "Amendment to Management Agreement". The Company collected approximately $200,000 in loan origination and extension fees during the three and six months ended June 30, 2018 and recognized revenue of approximately $14,000 from the amortization of such fees to interest income. During the three and six months ended June 30, 2018, OFG earned approximately $468,000 and $1,305,000, respectively, on loans originated or extended of approximately $31,222,000 and $80,974,000, respectively. During the three and six months ended June 30, 2017, OFG earned approximately $823,000 and $1,351,000, respectively, on loans originated or extended of approximately $36,356,000 and $63,011,000, respectively.

OFG is reimbursed by the Company for the actual cost of goods, services and materials used for or by the Company and paid by OFG. Until April 1, 2018, when the parties agreed to certain changes in the expenses paid to the Manager as described below in "Amendment to Management Agreement", OFG was also reimbursed for the salary and related salary expense of OFG's non-management and non-supervisory personnel performing services for the Company which could be performed by independent parties (subject to certain limitations in the Management Agreement). The amounts reimbursed to OFG by the Company for such services were $0 and $97,000 during the three months ended June 30, 2018 and 2017, respectively, and $105,000 and $190,000 during the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018 and December 31, 2017, there was $0 and $32,000 payable to OFG for such services. The Company also reimbursed certain of OFG's officers for allowed expenses in the total amount of approximately $0 and $1,000 during the six months ended June 30, 2018 and 2017, respectively.

The Company paid Investor's Yield, Inc. (a wholly owned subsidiary of OFG) less than $1,000 in fees related to certain Company loans during the six months ended June 30, 2018 and 2017.
Amendment to Management Agreement - Effective April 1, 2018, the Management Agreement was amended by Amendment No. 1 (the "Amendment") to implement the following changes to the Manager's compensation structure:

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

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

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

NOTE 10 – STOCKHOLDERS' EQUITY
Dividends

On April 25, 2018, the board of directors declared a $0.20 per share dividend on the Company's shares of Common Stock to holders of record as of June 29, 2018. The dividend was paid on July 13, 2018 and totaled $1,746,713. On March 12, 2018, the board of directors declared a $0.16 per share dividend on the Company's shares of Common Stock to holders of record as of March 30, 2018. The dividend was paid on April 13, 2018 and totaled $1,449,435.

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

On March 12, 2018, the Board of Directors authorized a new Rule 10b5-1 stock repurchase plan (the "2018 Repurchase Plan") under which the Company may purchase up to $10 million of its Common Stock. Under the 2018 Repurchase Plan, repurchases are to be funded from available working capital, and the repurchased shares will return to the status of authorized but unissued shares of Common Stock. The 2018 Repurchase Plan provided for stock repurchases to commence on March 19, 2018 and is subject to certain price, volume and timing constraints specified in the brokerage agreement. There is no guarantee as to the exact number of shares that will be repurchased by the Company. The 2018 Repurchase Plan is set to expire on March 18, 2019, although the Company may terminate the Repurchase Plan at any time. During the six months ended June 30, 2018, the Company repurchased 357,890 shares under the 2018 Repurchase Plan at a total cost of approximately $5,771,000 (including commissions) and an average cost of $16.12 per share and repurchased another 128,367 shares in July 2018 (subsequent to quarter end) for a total cost of approximately $2,174,000 (including commissions) and an average cost of $16.94 per share.

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
The contingency reserves required per the charter as of June 30, 2018 and December 31, 2017 were approximately $3,348,000 and $3,464,000, respectively.
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

Taxable income from non-REIT activities managed through the Company's taxable REIT subsidiaries ("TRS") (currently Lone Star Golf, Inc. and Zalanta Resort at the Village, LLC) is subject to federal, state and local income taxes. The Company did not record a provision for current income taxes related to Lone Star for the three and six months ended June 30, 2018 and 2017 and the years ended December 31, 2017 and 2016 as it was in a net loss position. In addition, deferred taxes related to temporary differences in book and taxable income as well as net operating losses ("NOLs") of Lone Star would likely not be realizable due to Lone Star's loss history (full amount of deferred tax assets offset by a valuation allowance). The NOLs totaled approximately $1,062,000 both for Federal and California as of June 30, 2018 and expire between 2033 and 2038, except for the 2018 Federal NOL which does not expire.

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

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

The components of the income tax expense (benefit) as it relates to the Company's taxable income (loss) from domestic TRSs during the three and six months ended June 30, 2018 and 2017 were as follows:

	Three and Six Months Ended June 30, 2018
	Federal	State and Local	Total

Three Months:
Change in valuation allowance	$74,229	$24,685	$98,914
Other	(86,293)	(30,256)	(116,549)
Income tax expense (benefit)	$(12,064)	$(5,571)	$(17,635)
Six Months:
Change in valuation allowance	$178,136	$59,239	$237,375
Other	(64,706)	(6,859)	(71,565)
Income tax expense (benefit)	$113,430	$52,380	$165,810

	Three and Six Months Ended June 30, 2017
	Federal	State and Local	Total
Three Months:
Change in valuation allowance	$696,679	$—	$696,679
Other	99,193	28,291	127,484
Income tax expense (benefit)	$795,872	$28,291	$824,163
Six Months:
Change in valuation allowance	$731,867	$—	$731,867
Other	64,005	18,255	82,260
Income tax expense (benefit)	$795,872	$18,255	$814,127

A reconciliation of the income tax provision (benefit) based upon the statutory tax rates to the effective rates of our taxable REIT subsidiaries is as follows for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Tax (benefit) expense at Federal statutory rate	$(87,465)	$125,748	$(53,708)	$87,149
State income tax expense, net of federal effect	(4,402)	18,672	41,379	14,955
Other	3	(16,936)	3	(19,844)
Change in valuation allowance - Federal	74,229	696,679	178,136	731,867
Income tax expense (benefit)	$(17,635)	$824,163	$165,810	$814,127

Significant components of the Company's deferred tax assets (liabilities) for its TRS entities are as follows as of June 30, 2018 and December 31, 2017:

Deferred tax assets (liabilities):	June 30, 2018	December 31, 2017
Real estate basis differences	$4,195,898	$4,255,681
Net operating losses	1,511,486	1,380,138
Total deferred tax assets	5,707,384	5,635,819
Valuation allowance	(2,665,872)	(2,428,497)
Net deferred tax assets	$3,041,512	$3,207,322

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

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

Management has estimated future taxable gains and losses on sale of ZRV real estate assets to determine how much of the deferred tax assets are realizable. This realizability analysis is inherently subjective and actual results could differ from these estimates. Based on an assessment of all factors, it was determined that a valuation allowance of $2,666,000 and $2,428,000 related to Federal and State NOLs and differences in the book and tax basis of assets in ZRV was required as of June 30, 2018 and December 31, 2017, respectively, as management does not expect that ZRV will generate enough taxable income in the future to realize all of the NOL and basis benefits. The Company's Federal and California NOLs within ZRV totaled $6,715,000 and $1,449,000, respectively, as of June 30, 2018. ZRV has Arizona NOLs of $3,511,000 as of June 30, 2018; however, ZRV did not record a deferred tax asset related to the Arizona NOLs as it does not expect to file another Arizona tax return, and thus, the NOLs will not be used. All of the NOLs expire between 2036 and 2038, except for the 2018 Federal NOL which does not expire.

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
Impaired Loans
The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan may be considered impaired and a specific allowance for loan losses is established.  A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan. Once a loan is identified as impaired, management measures impairment in accordance with ASC 310-10-35.  The fair value of impaired loans is estimated by either an observable market price (if available) or the fair value of the underlying collateral, if collateral dependent.  The fair value of the loan's collateral is determined by third party appraisals (by licensed appraisers), broker price opinions, comparable property sales or other indications of value. Those impaired loans not requiring an allowance represent loans for which the fair value of the collateral exceed the recorded investments in such loans. At June 30, 2018 and December 31, 2017, all impaired loans were evaluated based on the fair value of the collateral by obtaining third party appraisals that valued the collateral primarily by utilizing an income or market approach or some combination of the two.  In accordance with ASC 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  Because appraisals used by management generally include significant unobservable inputs and market data, the Company records the impaired loan as nonrecurring Level 3. Unobservable market data included in appraisals often includes adjustments to comparable property sales for such items as location, size and quality to estimate fair values using a sales comparison approach.  Unobservable market data also includes cash flow assumptions and capitalization rates used to estimate fair values under an income approach.

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

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents information about the Company's assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2018 and December 31, 2017:
	Fair Value Measurements Using
	Fair Value		Quoted Prices In Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2018
Nonrecurring:
Real estate properties:
Commercial	$2,207,675	$		$		$2,207,675
Land	1,911,505		—		—	1,911,505
Total real estate properties	$4,119,180		$—		$—	$4,119,180

December 31, 2017
Nonrecurring:
Impaired loans:
Residential	$1,115,999		—		$—	1,115,999
Total impaired loans	$1,115,999		$—		$—	$1,115,999

Real estate properties:
Commercial	$7,460,800		$—		$—	$7,460,800
Land	1,914,870					1,914,870
Total real estate properties	$9,375,670		$—		$—	$9,375,670

There was no provision for loan losses or other gain or loss recorded based on the fair value of loan collateral less estimated selling costs for the impaired loans above during the three and six months ended June 30, 2017. Impairment losses were recorded on real estate properties in the amount of approximately $0 and $282,000 during the three months ended June 30, 2018 and 2017, respectively, and $0 and $282,000 during the six months ended June 30, 2018 and 2017, respectively.
There were no liabilities measured at fair value on a non-recurring basis at June 30, 2018 and December 31, 2017. During the three and six months ended June 30, 2018 and 2017, there were no transfers into or out of Levels 1 and 2.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents quantitative information about Level 3 fair value measurements for assets measured at fair value on a non-recurring basis at June 30, 2018 and December 31, 2017:

At June 30, 2018:

Description	Fair Value	Valuation Technique	Significant Unobservable Inputs	Input/Range	Weighted Average

Real Estate Properties:
Commercial	$2,207,675	Appraisal	Comparable Sales Adjustment	(23.7)% to (11.6)%	N/A
Land	1,911,505	Appraisal	Comparable Sales Adjustment	(50.8)% to 21.9%	N/A
			Estimate of Future Improvements	32.5%	N/A

At December 31, 2017:

Description	Fair Value	Valuation Technique	Significant Unobservable Inputs	Input/Range	Weighted Average

Impaired Loans:
Residential	$1,115,999	Comparable Sales	Comparable Sales Adjustment	(4.6)% to 4.2%	N/A
Real Estate Properties:
Commercial	$7,460,800	Appraisal	Comparable Sales Adjustment	(23.7)% to (11.6)%	(13.5)%
Land	1,914,870	Appraisal	Comparable Sales Adjustment	(50.8)% to 21.9%	N/A
			Estimate of Future Improvements	32.5%	N/A

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

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

The approximate carrying amounts and estimated fair values of financial instruments at June 30, 2018 and December 31, 2017 are as follows:
		Fair Value Measurements at June 30, 2018
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash, cash equivalents and restricted cash	$5,607,000	$5,607,000	$—	$—	$5,607,000
Loans, net	167,289,000	—	—	167,353,000	167,353,000
Investment in limited liability company	2,140,000	—	—	7,711,000	7,711,000
Accrued interest and advances receivable	1,150,000	—	—	1,150,000	1,150,000

Financial liabilities
Accrued interest payable	$207,000	$—	$161,000	$46,000	$207,000
Line of credit payable	29,613,000	—	29,613,000	—	29,613,000
Notes and loans payable	19,952,000	—	7,000,000	12,631,000	19,631,000

		Fair Value Measurements at December 31, 2017
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash, cash equivalents and restricted cash	$5,671,000	$5,671,000	$—	$—	$5,671,000
Loans, net	144,344,000	—	—	144,255,000	144,255,000
Investment in limited liability company	2,141,000	—	—	4,819,000	4,819,000
Accrued interest and advances receivables	1,459,000	—	—	1,459,000	1,459,000

Financial liabilities
Accrued interest payable	$115,000	$—	$77,000	$38,000	$115,000
Line of credit payable	1,555,000		1,555,000	—	1,555,000
Notes and loans payable	30,192,000	—	17,176,000	13,233,000	30,409,000

The fair values of financial instruments in the above table as of June 30, 2018 were determined using an exit price methodology, whereas as of December 31, 2017 the fair values of certain financial instruments were determined using an entrance price methodology (see discussion of adoption of ASU 2016-01 in Note 2).

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Contractual Obligations

As of June 30, 2018, the Company has commitments to advance additional funds to borrowers of construction, rehabilitation and other loans in the total amount of approximately $37,381,000 (including approximately $4,398,000 in interest reserves).

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

Legal Proceedings

The Company is involved in various legal actions arising in the normal course of business.  In the opinion of management, such matters will not have a material effect upon the financial position of the Company.

NOTE 15 – SUBSEQUENT EVENTS

As described above in Note 10, the Company repurchased 128,367 shares of its Common Stock in July 2018 pursuant to the 2018 Repurchase Plan, at a total cost of approximately $2,174,000 (including commissions) and an average cost of $16.94 per share.

In July 2018, the Company sold one of three improved residential lots located in Coeur D'Alene, Idaho for net sales proceeds of approximately $392,000 and gain of approximately $304,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The following discussion provides information to assist you in understanding our financial condition and results of operations.  This discussion and analysis contains forward-looking statements. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. When we use the words "may," "believe," "expect," "anticipate," "estimate," "plan," "continue," "intend," "should," "project" or similar expressions, it intends to identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties, as more particularly set forth in our filings with the SEC, including those described in the "Forward Looking Statements" and "Risk Factors" sections of our Annual Report on Form 10-K for the year ended December 31, 2017 that could cause actual results to differ materially from those projected in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Between 2008 and 2013, we experienced increased delinquent loans and foreclosures which created substantial losses. As a result, we owned significantly more real estate than in the past, which has reduced cash flow and net income. As of June 30, 2018, approximately 11.6% of our loans are impaired and/or past maturity. As of June 30, 2018, we own approximately $68 million (book value) of real estate held for sale or investment, which is approximately 27% of total assets. During the six month period ended June 30, 2018, we sold 10 real estate properties (including six condominium units at ZRV) for aggregate net sales proceeds of $14,376,000 (including notes receivable totaling $5,976,000) and net gains totaling $1,112,000. We will continue to attempt to sell certain of our properties but may need to sell them for losses. In addition, under the REIT tax rules, we may be subject to a "prohibited transaction" penalty tax on tax gains from the sale of our properties in certain circumstances. In addition, we are also limited in the number and dollar amount of properties we can sell in a given year under the REIT tax rules.

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

Recent increases in market interest rates have increased interest expense under our Credit Facility and certain other of our borrowings that bear interest at variable rates.  Due to competitive conditions in our markets, we have been unable to pass increases in our cost of funds through to our borrowers on the majority of our recent loan investments and, accordingly, the interest rates we receive on our loans has remained relatively unchanged.  This increase in our cost of funds without corresponding increases in the rates we charge our borrowers has resulted in a smaller interest margin and, if these conditions continue, will adversely affect our results of operations in the future. However, as of June 30, 2018, only approximately 18% of our loan portfolio was funded using our Credit Facility though this percentage may increase or decrease in future periods.

Critical Accounting Policies

Please refer to the section of ORM's Annual Report on Form 10-K for the year ended December 31, 2017 entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations —Critical Accounting Policies" for a discussion of our critical accounting policies. There were no changes to such critical accounting policies during the six months ended June 30, 2018; however, during the first quarter of 2018, the Company adopted certain new accounting standards as disclosed in Note 2 to the Consolidated Financial Statements.

Results of Operations

Net income decreased approximately $10,413,000 and $10,135,000 during the three and six months ended June 30, 2018, as compared to the corresponding three and six month periods ended June 30, 2017. These decreases in 2018 were primarily a result of the following:

•
A decrease in gain on sales of real estate of $12,920,000 and $12,766,000 during the three and six months ended June 30, 2018, as compared to the corresponding periods in 2017, as a result of the sales of two and four real estate properties during the three and six months ended June 30, 2017, resulting in gain on sales of real estate totaling $13,878,000 (the largest of which was gain on the sale of the TSV land of approximately $13,211,000). We sold five and ten properties (including two and six condominium units at ZRV) during the three and six months ended June 30, 2018, respectively, resulting in gain on sales of real estate totaling $957,000 and $1,112,000, respectively.

•
An increase in interest expense of $225,000 and $474,000 during the three and six months ended June 30, 2018, as compared to the corresponding periods in 2017, due primarily to increased interest expense on the ZRV construction loan as construction was completed in mid-2017 and capitalization of interest was discontinued, and also due to higher balances outstanding and a higher average interest rate on the CB&T line of credit during 2018.

These items that decreased net income during the three and six months ended June 30, 2018 were partially offset by the following:

•
An increase in interest and related income from loans of $445,000 and $788,000 for the three and six months ended June 30, 2018, as compared to the corresponding periods in 2017, primarily due to an increase in the average balance of performing loans between the three and six months ended June 30, 2018 and 2017 of approximately 9% and due to discount and loan fee amortization on certain loans during 2018.

•
A decrease in management fees of $276,000 and $486,000 and servicing fees of $92,000 and $83,000 for the three and six months ended June 30, 2018, as compared to the corresponding periods in 2017, due to the Interim Fee Adjustment that reduced management fees in the first quarter of 2018 and the subsequent Amendment of the Management Agreement, effective April 1, 2018, that permanently changed the management fee calculation, eliminated servicing fees paid to the Manager and to make additional changes to the compensation of the Manager (as described in Note 9 – "Transactions with Affiliates"). Management fees for the three and six months ended June 30, 2018 were approximately $398,000 and $707,000, respectively, lower than the fees that would have been payable to the Manager using the Prior Management Fee calculation.

•
A decrease in general and administrative expense of $155,000 and $110,000 for the three and six months ended June 30, 2018, as compared to the corresponding periods in 2017, due primarily to the elimination of the salary related expense reimbursements to the Manager beginning April 1, 2018 pursuant to the Amendment to the Management Agreement and also due to lower legal costs incurred by the Company as certain legal costs were covered by the Company's applicable insurance policy during the three and six months ended June 30, 2018, as compared to the corresponding periods in 2017.

•
A decrease in depreciation and amortization of $98,000 and $191,000 for the three and six months ended June 30, 2018, as compared to the corresponding periods in 2017, due to the sale of certain properties during 2017 and 2018 and the discontinuation of depreciation on certain properties that were moved to Held for Sale in 2017.

•
A decrease in impairment losses on real estate properties of $282,000 during the three and six months ended June 30, 2018, as compared to the corresponding periods in 2017, due to a loss recorded on the marina property located in Bethel Island, California when it was listed for sale during 2017. We recorded no impairment losses during 2018.

•
An increase in income tax benefit (from income tax expense) of $842,000 and $648,000 for the three and six months ended June 30, 2018, as compared to the corresponding periods in 2017, as a result of a larger increase in the valuation allowance recorded against deferred tax assets in 2017, due to higher construction costs and lower expected gains from the sales of the ZRV assets in the future.

•
An increase in rental and other income from real estate properties net of expenses on such properties of $517,000 and $385,000 for the three and six months ended June 30, 2018 (from loss of $256,000 and $513,000 during the three and six months ended June 30, 2017 to income of $261,000 and loss of $128,000 during the three and six months ended June 30, 2018) due primarily to the sale of certain properties with operating losses in 2017 and 2018.

We believe, from period to period in the near term, there could be fluctuations in earnings and net income resulting from the lag time between the sale of our real estate assets and deployment of the proceeds into new loan investments.

Comparison of Results of Operations for Three Months Ended June 30, 2018 and 2017
The following table sets forth our results of operations for the three months ended June 30, 2018 and 2017:
	Three Months Ended June 30,		Increase/(Decrease)
	2018	2017	Amount	Percent
Revenues:
Interest and related income from loans	$3,086,829	$2,641,363	$445,466	17%
Rental and other income from real estate properties	1,210,152	1,179,835	30,317	3%
Other income	49,063	46,092	2,971	6%
Total revenues	4,346,044	3,867,290	478,754	12%
Expenses:
Management fees to Manager	730,353	1,006,680	(276,327)	(27)%
Servicing fees to Manager	—	91,516	(91,516)	(100)%
General and administrative expense	390,738	545,872	(155,134)	(28)%
Rental and other expenses on real estate properties	949,579	1,436,001	(486,422)	(34)%
Depreciation and amortization	206,128	303,782	(97,654)	(32)%
Interest expense	586,799	362,174	224,625	62%
Provision for loan losses	114,633	137,244	(22,611)	(16)%
Impairment losses on real estate properties	—	281,626	(281,626)	(100)%
Total expenses	2,978,230	4,164,895	(1,186,665)	(28)%
Operating income (loss)	1,367,814	(297,605)	1,665,419	nm
Gain on sales of real estate, net	957,239	13,877,715	(12,920,476)	(93)%
Income before income taxes	2,325,053	13,580,110	(11,255,057)	(83)%
Income tax benefit (expense)	17,635	(824,163)	841,798	nm
Net income	$2,342,688	$12,755,947	$(10,413,259)	(82)%
nm – not meaningful

Revenues

Interest and related income from loans increased $445,000 (17% increase) during the three months ended June 30, 2018, as compared to 2017. This increase was primarily due to an increase in the average balance of performing loans between the quarter ended June 30, 2018 and the quarter ended June 30, 2017 of approximately 9% and also due to discount and loan fee amortization on certain loans during 2018.

Rental and other income from real estate properties increased $30,000 (3% increase) during the three months ended June 30, 2018, as compared to 2017, primarily due to increased rental rates on certain real estate properties, net of reduced income from properties that were sold in 2017 and 2018.

Expenses

Management fees decreased $276,000 (27% decrease) and servicing fees decreased $92,000 (100% decrease) during the three months ended June 30, 2018, as compared to 2017. The decrease in these fees resulted from the Amendment to the Management Agreement, effective April 1, 2018, that changed the management fee calculation and eliminated payment of servicing fees to the Manager (and made additional changes to the compensation of the Manager as described in Note 9 – "Transactions with Affiliates").

General and administrative expense decreased $155,000 (28% decrease) during the three months ended June 30, 2018, as compared to 2017. The decrease was due primarily to the elimination of salary related expense reimbursements to the Manager beginning April 1, 2018 as a result of the Amendment to the Management Agreement and due to lower legal costs incurred by the Company as certain legal costs were covered by the Company's applicable insurance policy during the three months ended June 30, 2018, as compared to 2017.

Rental and other expenses on real estate properties decreased $486,000 (34% decrease) during the three months ended June 30, 2018, as compared to 2017, primarily due to the sale of certain properties during 2017 and 2018. The decrease from the sale of these properties was offset by an increase in operating costs related to the ZRV condominium and commercial units at our property located in South Lake Tahoe, California during the quarter ended June 30, 2018. We will continue to have increased operating costs of the ZRV property until such time as the remaining condominium units are sold and the remaining commercial units are leased and/or sold.

Depreciation and amortization expense decreased $98,000 (32% decrease) during the three months ended June 30, 2018, as compared to 2017, primarily due to the sale of certain depreciable properties during 2017 and 2018 and the discontinuation of depreciation on certain properties that were moved to Held for Sale during 2017.

Interest expense increased $225,000 (62% increase) during the three months ended June 30, 2018 as compared to 2017, due primarily to increased interest expense on the ZRV construction loan as construction was completed in mid-2017 and capitalization of interest was discontinued and also due to higher balances outstanding and a higher average interest rate on the CB&T line of credit during the quarter ended June 30, 2018, as compared to 2017.

The provision for loan losses of $115,000 during the three months ended June 30, 2018 was the result of an analysis performed on the loan portfolio. The general loan loss allowance increased $115,000 during the three months ended June 30, 2018 primarily due to an increase in the balance of performing commercial loans during the quarter. We recorded a provision for loan losses of $137,000 during the three months ended June 30, 2017.

The impairment losses on real estate properties of $282,000 during the three months ended June 30, 2017 was the result of an agreement signed to sell our marina located in Bethel Island, California at a price that was lower than the book value. We recorded no impairment losses during the three months ended June 30, 2018.

Gain on Sales of Real Estate

Gain on sales of real estate decreased $12,920,000 during the three months ended June 30, 2018, as compared to 2017. During the three months ended June 30, 2018, we sold five properties (including two condominium units at ZRV) resulting in net gains totaling $957,000. During the three months ended June 30, 2017, we sold two properties resulting in gains totaling $13,878,000.

Income Tax Expense/Benefit

We recorded income tax benefit related to our taxable REIT subsidiaries of $18,000 during the three months ended June 30, 2018 as compared to income tax expense of $824,000 during the three months ended June 30, 2017. The income tax benefit during the three months ended June 30, 2018 was primarily the result of additional net operating losses incurred during the period. The income tax expense during the three months ended June 30, 2017 was primarily the result of an increase in the valuation allowance recorded against deferred tax assets as a result of higher construction costs and lower expected gains from the sales of ZRV assets in the future.  The Company's effective tax rate for 2018 differed from the statutory tax rate primarily due to an increase in the valuation allowance on deferred tax assets.  Management has estimated future taxable gains and losses on sale of ZRV real estate assets to determine how much of the deferred tax assets are realizable. This realizability analysis is inherently subjective and actual results could differ from these estimates.

Comparison of Results of Operations for Six Months Ended June 30, 2018 and 2017

The following table sets forth our results of operations for the six months ended June 30, 2018 and 2017:
	Six Months Ended June 30,		Increase/(Decrease)
	2018	2017	Amount	Percent
Revenues:
Interest and related income from loans	$5,976,397	$5,188,405	$787,992	15%
Rental and other income from real estate properties	2,280,388	2,126,206	154,182	7%
Other income	81,179	90,084	(8,905)	(10)%
Total revenues	8,337,964	7,404,695	933,269	13%
Expenses:
Management fees to Manager	1,467,715	1,954,194	(486,479)	(25)%
Servicing fees to Manager	95,143	177,654	(82,511)	(46)%
General and administrative expense	919,934	1,029,686	(109,752)	(11)%
Rental and other expenses on real estate properties	2,408,751	2,639,320	(230,569)	(9)%
Depreciation and amortization	423,199	613,742	(190,543)	(31)%
Interest expense	1,122,705	648,975	473,730	73%
Provision for loan losses	34,368	175,280	(140,912)	(80)%
Impairment losses on real estate properties	—	281,626	(281,626)	(100)%
Total expenses	6,471,815	7,520,477	(1,048,662)	(14)%
Operating income (loss)	1,866,149	(115,782)	1,981,931	nm
Gain on sales of real estate, net	1,111,815	13,877,534	(12,765,719)	(92)%
Income before income taxes	2,977,964	13,761,752	(10,783,788)	(78)%
Income tax (expense) benefit	(165,810)	(814,127)	648,317	(80)%
Net income	$2,812,154	$12,947,625	$(10,135,471)	(78)%
nm – not meaningful

Revenues

Interest and related income from loans increased $788,000 (15% increase) during the six months ended June 30, 2018, as compared to 2017. This increase was primarily due to an increase in the average balance of performing loans between the six months ended June 30, 2018 and the six months ended June 30, 2017 of approximately 9% and also due to discount and loan fee amortization on certain loans during 2018.

Rental and other income from real estate properties increased $154,000 (7% increase) during the three months ended June 30, 2018, as compared to 2017, primarily due to rental income earned on the ZRV property of approximately $241,000 during the six months ended June 30, 2018 as construction was completed in mid-2017 and increased rental rates on certain real estate properties, net of reduced income from properties that were sold in 2017 and 2018.

Expenses

Management fees decreased $486,000 (25% decrease) and servicing fees decreased $83,000 (46% decrease) during the six months ended June 30, 2018, as compared to 2017. The decrease in these fees resulted from the impact of the Interim Management Fee that was effective from July 1, 2017 through March 31,2018 and the Amendment to the Management Agreement, effective April 1, 2018, that further changed the management fee calculation and eliminated payment of servicing fees to the Manager (and made additional changes to the compensation of the Manager as described in Note 9 – "Transactions with Affiliates"). Management fees for the six months ended June 30, 2018 were approximately $707,000 lower than the management fees that would have been payable to the Manager using the Prior Management Fee calculation.

General and administrative expense decreased $110,000 (11% decrease) during the six months ended June 30, 2018, as compared to 2017. The decrease was due primarily to the elimination of salary related expense reimbursements to the Manager beginning April 1, 2018 as a result of the Amendment to the Management Agreement and due to lower legal costs incurred by the Company as certain legal costs were covered by the Company's applicable insurance policy during the six months ended June 30, 2018, as compared to 2017.

Rental and other expenses on real estate properties decreased $231,000 (9% decrease) during the six months ended June 30, 2018, as compared to 2017, primarily due to the sale of certain properties during 2017 and 2018. The decrease from the sale of these properties was offset by an increase in operating costs related to the ZRV condominium and commercial units at our property located in South Lake Tahoe, California during the six months ended June 30, 2018. We will continue to have increased operating costs of the ZRV property until such time as the remaining condominium units are sold and the remaining commercial units are leased and/or sold.

Depreciation and amortization expense decreased $191,000 (31% decrease) during the six months ended June 30, 2018, as compared to 2017, primarily due to the sale of certain depreciable properties during 2017 and 2018 and the discontinuation of depreciation on certain properties that were moved to Held for Sale during 2017.

Interest expense increased $474,000 (73% increase) during the six months ended June 30, 2018 as compared to 2017, due primarily to increased interest expense on the ZRV construction loan as construction was completed in mid-2017 and capitalization of interest was discontinued and also due to higher balances outstanding and a higher average interest rate on the CB&T line of credit during the quarter ended June 30, 2018, as compared to 2017.

The provision for loan losses of $34,000 during the six months ended June 30, 2018 was the result of an analysis performed on the loan portfolio. The general loan loss allowance increased $111,000 during the six months ended June 30, 2018 primarily due to an increase in the balance of commercial performing loans and due to a recovery of $76,000 on a previously charged off loan. The specific loan loss allowance decreased $187,000 during the six months ended June 30, 2018 as a result of a charge-off against the allowance for loan losses from the partial payoff of an impaired loan during the six month period. We recorded a provision for loan losses of $175,000 during the six months ended June 30, 2017.

The impairment losses on real estate properties of $282,000 during the six months ended June 30, 2017 was the result of an agreement signed to sell our marina located in Bethel Island, California at a price that was lower than the book value. We recorded no impairment losses during the six months ended June 30, 2018.

Gain on Sales of Real Estate

Gain on sales of real estate decreased $12,766,000 during the six months ended June 30, 2018, as compared to 2017. During the six months ended June 30, 2018, we sold ten properties (including six condominium units at ZRV) resulting in net gains totaling $1,112,000. During the six months ended June 30, 2017, we sold four properties resulting in gains totaling $13,878,000.

Income Tax Expense/Benefit

We recorded income tax expense related to our taxable REIT subsidiaries of $166,000 during the six months ended June 30, 2018 as compared to income tax expense of $814,000 during the six months ended June 30, 2017. The income tax expense during the six months ended June 30, 2018 was primarily the result of an increase in the valuation allowance recorded against deferred tax assets as a result of lower expected net gains from the sales of ZRV assets in the future. The income tax expense during the six months ended June 30, 2017 was primarily the result of an increase in the valuation allowance recorded against deferred tax assets as a result of higher construction costs and lower expected net gains from the sales of ZRV assets in the future. The Company's effective tax rate for 2018 differed from the statutory tax rate primarily due to an increase in the valuation allowance on deferred tax assets.  Management has estimated future taxable gains and losses on sales of ZRV real estate assets to determine how much of the deferred tax assets are realizable. This realizability analysis is inherently subjective and actual results could differ from these estimates.

Financial Condition

June 30, 2018 and December 31, 2017

Loan Portfolio

During the quarter ended June 30, 2018, we originated five new loans with aggregate principal balances totaling $26,720,000 ($28,772,000 when fully funded) and advanced additional amounts to borrowers on existing loans of approximately $3,701,000 (total of $30,421,000). We extended the maturity dates of two loans (by twelve months) with principal balances aggregating approximately $2,450,000 during the quarter ended June 30, 2018. We also received full or partial payoffs (including principal amortization) on seven loans totaling $19,797,000 during the quarter.

Our portfolio of loan investments increased from 61 to 66 loans and the average loan balance increased from $2,396,000 to $2,561,000, between December 31, 2017 and June 30, 2018.

As of June 30, 2018 and December 31, 2018, we had eight and nine loans that were impaired totaling approximately $7,786,000 (4.6% of the portfolio) and $8,534,000 (5.8%), respectively.  This included matured loans totaling $6,306,000 and $7,107,000, respectively. In addition, $11,756,000 (6.9%) and $7,585,000 (5.2%) of loans were past maturity but current with respect to monthly payments as of June 30, 2018 and December 31, 2017, respectively (combined total of impaired and past maturity loans of $19,542,000 (11.6%) and $16,119,000 (11.0%), respectively). As of June 30, 2018 and December 31, 2017, no loans were in the process of foreclosure or involved borrowers who were in bankruptcy.

As of June 30, 2018 and December 31, 2017, approximately $168,834,000 (99.9%) and $149,958,000 (99.9%) of our loans are interest-only and require the borrower to make a "balloon payment" on the principal amount upon maturity of the loan. To the extent that a borrower has an obligation to pay mortgage loan principal in a large lump sum payment, its ability to satisfy this obligation may be dependent upon its ability to sell the property, obtain suitable refinancing or otherwise raise a substantial cash amount. As a result, these loans involve a higher risk of default than fully amortizing loans. Borrowers occasionally are not able to pay the full amount due at the maturity date.  We may allow these borrowers to continue making the regularly scheduled monthly interest payments for certain periods of time to assist the borrower in meeting the balloon payment obligation without formally filing a notice of default.  These loans for which the principal is due and payable, but the borrower has failed to make such payment of principal, are referred to as "past maturity loans". As of June 30, 2018 and December 31, 2017, we had fifteen and thirteen past maturity loans totaling approximately $18,061,000 and $14,692,000, respectively.

As of June 30, 2018 and December 31, 2017, we held the following types of loans:

	June 30, 2018	December 31, 2017
Property Type:
Commercial	$151,874,720	$127,873,281
Residential	12,112,703	13,170,795
Land	5,052,950	5,127,574
	$169,040,373	$146,171,650
By Position:
Senior Loans	$165,651,572	$142,782,492
Junior Loans	3,388,801	3,389,158
	$169,040,373	$146,171,650

The types of property securing our commercial real estate loans are as follows as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Commercial Real Estate Loans:
Office	$26,052,765	$29,480,103
Retail	53,732,496	32,329,395
Storage	5,680,121	15,807,016
Apartment	28,361,685	24,582,181
Hotel	8,985,000	11,777,351
Parking garage	8,307,619	—
Industrial	4,039,250	2,690,000
Warehouse	3,000,000	3,000,000
Marina	3,580,000	3,580,000
Assisted care	7,097,113	1,650,000
Golf course	1,274,287	1,212,851
Restaurant	1,764,384	1,764,384
	$151,874,720	$127,873,281

Scheduled maturities of loan investments as of June 30, 2018 and the interest rate sensitivity of such loans were as follows:

	Fixed	Variable
	Interest	Interest
	Rate	Rate	Total
Twelve months ending June 30:
2018 (past maturity)	$18,061,478	$—	$18,061,478
2019	75,631,741	11,284,263	86,916,004
2020	25,699,467	25,070,894	50,770,361
2021	5,447,113	6,289,708	11,736,821
2022	—	1,349,250	1,349,250
2023	—	—	—
Thereafter (through Mar. 2028)	206,459	—	206,459
	$125,046,258	$43,994,115	$169,040,373

Our variable rate loans currently use as an indices the Prime, three-month or six-month LIBOR rates (5.0%, 2.34% and 2.50%, respectively, as of June 30, 2018), or include terms whereby the interest rate is increased at a later date. Premiums over these indices vary for each loan and all such loans have specified floor rates.

The following is a schedule by geographic location of loan investments as of June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
	Balance	Percentage	Balance	Percentage
California	$115,453,446	68.30%	$110,884,117	75.86%
Arizona	—	—%	815,890	0.56%
Colorado	7,610,428	4.50%	4,380,616	3.00%
Hawaii	1,441,614	0.85%	1,450,000	0.99%
Illinois	1,364,384	0.81%	1,364,384	0.93%
Indiana	1,460,298	0.86%	388,793	0.27%
Michigan	8,985,000	5.32%	10,714,764	7.33%
Nevada	8,820,725	5.22%	1,653,107	1.13%
Ohio	—	—%	3,755,000	2.57%
Pennsylvania	5,447,113	3.22%	—	—%
Texas	16,275,792	9.63%	6,625,000	4.53%
Washington	—	—%	3,159,460	2.16%
Wisconsin	2,181,573	1.29%	980,519	0.67%
	$169,040,373	100.00%	$146,171,650	100.00%

As of June 30, 2018 and December 31, 2017, our loans secured by real property collateral located in Northern California totaled approximately 51% ($86,568,000) and 54% ($78,465,000), respectively, of the loan portfolio. The Northern California region (which includes Monterey, Fresno, Kings, Tulare and Inyo counties and all counties north) is a large geographic area which has a diversified economic base. The ability of borrowers to repay loans is influenced by the economic strength of the region and the impact of prevailing market conditions on the value of real estate.

Allowance for Loan Losses

The allowance for loan losses decreased by $76,000 and $85,000 (allowance and recoveries net of charge-offs) during the six months ended June 30, 2018 and 2017, respectively.  Management believes that the allowance is sufficient given the estimated underlying collateral values of impaired loans and estimates of probable incurred credit losses on loans not considered to be impaired. There is no precise method used to predict delinquency rates or losses on specific loans.  Management has considered the number and amount of delinquent loans, loans subject to workout agreements and loans in bankruptcy in determining the allowance for loan losses, but there can be no absolute assurance that the allowance is sufficient.  Because any decision regarding allowance for loan losses reflects judgment about the probability of losses yet to be realized, there is an inherent risk that such judgments will prove incorrect.  Upon realization, actual losses may exceed (or be less than) the amount of any reserve.  To the extent that we experience losses greater than the amount of our reserves, we may incur a charge to earnings that will adversely affect operating results and the amount of any dividends paid.

Changes in the allowance for loan losses for the six months ended June 30, 2018 and 2017 were as follows:

	June 30, 2018	June 30, 2017
Balance, beginning of period	$1,827,806	$2,706,822
Provision for loan losses	34,368	175,280
Recoveries	76,234	27,000
Charge-offs	(186,708)	(287,647)
Balance, end of period	$1,751,700	$2,621,455

As of June 30, 2018 and December 31, 2017, there was a general allowance for loan losses of $1,751,700 and $1,641,098, respectively, and a specific allowance for loan losses in the amount of $0 and $186,708, respectively, as of June 30, 2018 and December 31, 2017.

Real Estate Properties Held for Sale and Investment

As of June 30, 2018, we held title to fourteen properties that were acquired through foreclosure with a total carrying amount of approximately $67,785,000 (including properties held in two corporations and four limited liability companies), net of accumulated depreciation on real estate held for investment of $2,358,000. As of June 30, 2018, properties held for sale total $44,915,000 and properties held for investment total $22,870,000. When we acquire property by foreclosure, we typically earn less income on those properties than could be earned on loans and may not be able to sell the properties in a timely manner.

Real estate held for sale is comprised of the following properties as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Commercial buildings, Roseville, California – transferred from Held for Investment in 2018	$482,609	$—
Undeveloped, industrial land, San Jose, California – transferred from Held for Investment in 2018	1,911,505	—
Undeveloped land, Auburn, California (formerly part of golf course owned by DarkHorse Golf Club, LLC) – transferred from Held for Investment in 2018	103,198	—
Office condominium complex (9 units in 2018 – 4 units sold in 2018), Roseville, California – transferred from Held for Investment in 2018	1,985,398	—
73 improved, residential lots, Auburn, California (held within Zalanta Resort at the Village, LLC)	4,121,867	4,121,867
Undeveloped, residential land, Coolidge, Arizona	1,017,600	1,017,600
Golf course, Auburn, California (held within Lone Star Golf, Inc.)	1,999,449	1,999,449
12 condominium and 3 commercial units, Tacoma, Washington (held within Broadway & Commerce, LLC) – transferred from Held for Investment in 2018	2,239,125	—
3 improved residential lots, Coeur D'Alene, Idaho	354,705	350,897
Marina and yacht club with 179 boat slips, Isleton, California (held within Brannan Island, LLC)	2,207,675	2,207,675
Unimproved, residential and commercial land, Bethel Island, California (held within Sandmound Marina, LLC)	2,338,233	2,338,233
Assisted living facility, Bensalem, Pennsylvania – sold in 2018	—	5,253,125
Retail complex and residential condominium units (17 units in 2018 and 23 units in 2017), South Lake Tahoe, California (held within Zalanta Resort at the Village, LLC) – 6 units sold in 2018	26,153,218	32,260,603
Residential land, South Lake Tahoe, California (held within Zalanta Resort at the Village – Phase II, LLC) – transferred to Held for Investment in 2018	—	6,561,023
	$44,914,582	$56,110,472

Real estate held for investment is comprised of the following properties as of June 30, 2018 and December 31, 2017:
	June 30, 2018	December 31, 2017
Commercial buildings, Roseville, California – transferred to Held for Sale in 2018	$—	$492,350
Undeveloped, industrial land, San Jose, California – transferred to Held for Sale in 2018	—	1,914,870
Undeveloped land, Auburn, California (formerly part of golf course owned by DarkHorse Golf Club, LLC) - transferred to Held for Sale in 2018	—	103,198
Office condominium complex (13 units in 2017), Roseville, California – transferred to Held for Sale in 2018	—	2,865,002
1/7th interest in single family home, Lincoln City, Oregon – sold in 2018	—	93,647
12 condominium and 3 commercial units, Tacoma, Washington (held within Broadway & Commerce, LLC) – transferred to Held for Sale in 2018	—	2,263,348
Retail Complex, South Lake Tahoe, California (held within Tahoe Stateline Venture, LLC)	16,309,334	16,623,238
Residential land, South Lake Tahoe, California (held within Zalanta Resort at the Village – Phase II, LLC) – transferred from Held for Sale in 2018	6,561,023	—
	$22,870,357	$24,355,653

Changes in real estate held for sale and investment during the six months ended June 30, 2018 and June 30, 2017 were as follows:
	June 30, 2018	June 30, 2017
Balance, beginning of period	$80,466,125	$113,123,398
Investments in real estate properties	277,446	10,219,699
Sales of real estate properties	(12,559,427)	(38,200,633)
Impairment losses on real estate properties	—	(281,626)
Depreciation of properties held for investment	(399,205)	(584,464)
Balance, end of period	$67,784,939	$84,276,374

Six of the Company's fourteen properties do not currently generate revenue. Five of the Company's twenty-six commercial leases are set to expire during the twelve months ending June 30, 2019. All of the Company's eleven residential leases are either on a month-to-month basis or will expire during the twelve months ended June 30, 2019. The Company expects that new leases will be signed with existing or new tenants for the majority of these spaces and at rental rates that are at market and are at or above expiring rental amounts.

We recorded no impairment losses during the three and six months ended June 30, 2018. During the three and six months ended June 30, 2017, we recorded an impairment loss of approximately $282,000 on the marina property located in Bethel Island, California due to an agreement signed by the Company to sell the property at a price that was lower than the book value of the property.

2018 Transfers

During the six months ended June 30, 2018, the Company transferred five properties (two office, one residential and two land) with book values totaling approximately $6,725,000 from "Held for investment" to "Held for sale" as the properties were listed for sale and sales are expected within a one year period. The transfers did not result in losses. In addition, during the six months ended June 30, 2018, the Company transferred one land property with a book value of approximately $6,561,000 from "Held for sale" to "Held for investment" because the property is no longer listed for sale.

Sales Activity

During the six months ended June 30, 2018, we sold five real estate properties (two partially) with details as follows:
	Net Sales Proceeds	Gain (Loss)
Assisted living facility, Bensalem, Pennsylvania*	$5,470,700	$(494,786)
Residential condominium units (6 units), South Lake Tahoe, California (held within Zalanta Resort at the Village, LLC)**	6,961,656	599,167
Office condominium complex (4 units – 2 sales), Roseville, California	1,855,974	1,016,920
1/7th interest in single family home, Lincoln City, Oregon	88,161	(9,486)
	$14,376,491	$1,111,815
* Net sales proceeds included carryback loan of $5,875,000, net of $468,705 discount ($5,406,295 net). ** Net sales proceeds included one carryback loan of $570,000.

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

Foreclosure Activity

We foreclosed on no loans during the six months ended June 30, 2018 and 2017.

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

The net income to the Company from its investment in 1850 De La Cruz was approximately $48,000 and $46,000 for the three months ended June 30, 2018 and 2017, respectively, and $79,000 and $90,000 for the six months ended June 30, 2018 and 2017, respectively. The Company received distributions from 1850 of $80,000 during the three and six months ended June 30, 2018 and $90,000 during the three and six months ended June 30, 2017.

Interest and Other Receivables

Interest and other receivables decreased from approximately $2,430,000 as of December 31, 2017 to $1,280,000 as of June 30, 2018 ($1,151,000 or 47.3% decrease) due primarily to the repayment of advances in the amount of approximately $486,000 on one impaired loan with the sale of the final collateral securing the loan and the reduction of a $700,000 receivable due from the tenant of the assisted living facility located Bensalem, Pennsylvania as part of the sale that was closed during the first quarter of 2018.

Loans, Net

Loans, net of allowance for loan losses, increased from approximately $144,344,000 as of December 31, 2017 to $167,289,000 as of June 30, 2018 ($22,945,000 or 15.9% increase) due primarily to new loan originations and advances on existing loans during the six month period ended June 30, 2018 of approximately $54,738,000, net of principal collected from the full or partial payoff of loans totaling approximately $31,539,000 during the six month period.

Real Estate Held for Sale and Investment

Real estate held for sale and investment decreased from approximately $80,466,000 as of December 31, 2017 to $67,785,000 as of June 30, 2018 ($12,681,000 or 15.8% decrease) due to the sale of ten properties (including six condominium units at ZRV) during the six months ended June 30, 2018.

Dividends Payable

Dividends payable increased from approximately $1,572,000 as of December 31, 2017 to $1,747,000 as of
June 30, 2018 ($175,000 or 11.1% increase) because the dividend declared and accrued as of June 30, 2018 was an increased regular dividend of $0.20 per share, whereas the dividend declared and accrued as of December 31, 2017 included a regular dividend of $0.10 per share and dividends accrued in the form of a tax payment made on behalf of stockholders of approximately $640,000.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities decreased from approximately $1,390,000 as of December 31, 2017 to approximately $1,201,000 as of June 30, 2018 ($189,000 or 13.6% decrease) due primarily to a decrease in payables as a result of the sales of real estate properties during 2017 and the six months ended June 30, 2018.

Deferred Gains

Deferred gains decreased from approximately $303,000 as of December 31, 2017 to no balance as of June 30, 2018 ($303,000 or 100% decrease), due the adoption of ASU 2014-09 which required us to reevaluate four past real estate transactions where the sale was financed by the Company and the transition adjustment resulted in the reversal of deferred gains on two sales in the total amount of $303,000.

Forward Contract Liability

Forward contract liability decreased from approximately $2,731,000 as of December 31, 2017 to no balance as of June 30, 2018 ($2,731,000 or 100% decrease), due to the Settlement Agreement dated December 29, 2017 between the Company and Freestone for the purchase of 810,937 of our Common Stock (the "Freestone Shares") from Freestone Capital Management, LLC and certain of its affiliates. As of December 31, 2017, 669,058 of the Freestone Shares had been repurchased and the remaining 141,879 shares were repurchased on January 12, 2018; thus, requiring the Company to record a liability as of December 31, 2017.

Line of Credit Payable

Line of credit payable increased from $1,555,000 as of December 31, 2017 to $29,613,000 as of June 30, 2018 ($28,058,000 increase) due primarily to advances on the line of credit for loan originations and stock repurchases during 2018.

Notes and Loans Payable on Real Estate

Notes and loans payable decreased from $30,192,000 as of December 31, 2017 to $19,952,000 as of June 30, 2018 ($10,241,000 or 33.9% decrease) due primarily to the sale of six condominiums at ZRV and the repayment of the note payable from the sales proceeds during 2018.

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

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover probable incurred credit losses. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Loan losses deemed to be uncollectible are charged against the allowance for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses. As of June 30, 2018, management believes that the allowance for loan losses of approximately $1,752,000 is adequate in amount to cover probable incurred credit losses. Because of the number of variables involved, the magnitude of swings possible and management's inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by management. As of June 30, 2018, eight loans totaling $7,786,000 were impaired. This includes five past maturity loans of $6,306,000. These impaired loans had no specific reserves. After management's evaluation of the loan portfolio, we recorded a net decrease in the allowance for loan losses of approximately $76,000 during the six months ended June 30, 2018 (charge-off against the specific loan loss allowance of $187,000, recovery of $76,000 on a previously charged-off loan and increase in general allowance of $34,000).  Management believes that the specific allowance for loan losses is appropriate given the estimated fair values of the underlying collateral of impaired loans.

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

We require liquidity to:

•	fund future loan investments;
•	to improve and maintain real estate properties;
•	to repay principal and interest on our borrowings;
•	to pay our expenses, including compensation to our Manager;
•	to pay U.S. federal, state, and local taxes of our TRSs;
•	to repurchase our Common Stock under share repurchase plans, as applicable;
•	to distribute a minimum of 90% of our REIT taxable income and to make investments in a manner that enables us to maintain our qualification as a REIT; and
•	to make tax payments associated with undistributed capital gains.
We intend to meet these liquidity requirements primarily through the following:

•	the use of our cash and cash equivalent balances of $607,000 (net of restricted cash) as of June 30, 2018;
•	cash generated from operating activities, including interest income from our loan portfolio and income generated from our real estate properties;
•	proceeds from the sales of real estate properties;
•	proceeds from our line of credit;
•	proceeds from future borrowings, including potential additional lines of credit; and
•	proceeds from potential future offerings of our equity securities.

The following table summarizes our cash flow activity for the periods presented:
	Six Months Ended June 30,
	2018	2017
Net cash provided by (used in) operating activities	$2,464,901	$(1,276,804)
Net cash (used in) provided by investing activities	(9,099,819)	15,374,133
Net cash provided by provided by financing activities	6,570,648	(9,859,826)

During the six months ended June 30, 2018, our cash, cash equivalents and restricted cash decreased approximately $64,000.

Operating Activities

Cash flows from operating activities are primarily rental and other income from real estate properties, net of real estate expenses, and interest received from our investments in loans, partially offset by payment of operating expenses. For the six months ended June 30, 2018, cash flows from operating activities increased $3,742,000, compared to the six months ended June 30, 2017. The increase in cash primarily reflects increased operating income and a decrease in amounts paid to satisfy accounts payable balances during the six month period in 2018 as compared to 2017.

Investing Activities

Net cash provided by investing activities for both periods presented reflect our investing activity. For the six months ended June 30, 2018, cash flows from investing activities decreased $24,474,000 as compared to the six months ended June 30, 2017. Approximately $9,100,000 was used in investing activities during the period as $49,039,000 was used for investment in loans and improvements to real estate properties which was partially offset by $39,939,000 that was received from the payoff of loans and sales of real estate properties.  Approximately $15,374,000 was provided by investing activities during the six month period of 2017 as $66,528,000 was received from the sales of real estate and from loan payoffs, which was partially offset by $51,140,000 that was used for investments in loans and improvements to real estate properties.

Financing Activities

Net cash provided by financing activities totaled approximately $6,571,000 for the six months ended June 30, 2018 and consisted primarily of $44,643,000 of advances on our line of credit and notes payable, net of $38,072,000 in repayments on our line of credit and notes payable, purchase of treasury stock and dividends and income taxes paid to or on behalf of stockholders. Net cash used in financing activities totaled approximately $9,860,000 for the six months ended June 30, 2017 and consisted primarily of $7,625,000 of net repayments on our line of credit and notes payable and $2,222,000 of dividends and income taxes paid to or on behalf of stockholders.

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

Contractual Obligations and Commitments
Except for the Amendment to the Management Agreement that was entered into by the Company and OFG effective April 1, 2018, as described in Note 9 – "Transactions with Affiliates", there were no material changes outside of the ordinary course of business in the contractual obligations and commitments as reported in our Annual Report on Form 10-K for the year ended December 31, 2017.  All of our debt obligations are described in more detail in Note 7 — "Line of Credit Payable" and Note 8 – "Notes and Loans Payable on Real Estate."  Refer to Note 14 — "Commitments and Contingencies" and below for a description of our other contractual obligations as of June 30, 2018.

Company Debt

The terms of the Company debt summarized below are described in more detail in Note 7 – "Line of Credit Payable" and Note 8 – "Notes and Loans Payable on Real Estate".

CB&T Line of Credit

As of June 30, 2018, the total amount available to borrow under the CB&T Credit Facility was $43,589,000 and the balance outstanding was $29,613,000, including $4,402,000 on the sublimit facility (leaving $13,976,000 available). As of August 3, 2018, the total amount available to borrow under the CB&T Credit Facility is $47,267,000 and the balance outstanding was $37,463,000, including $6,358,000 on the sublimit facility (leaving $9,804,000 available).  Interest on borrowings under the CB&T Credit Facility are payable monthly and all amounts outstanding under the facility are to be repaid not later than September 1, 2018 and advances may be made up to that date. Management intends that the Company will renew or replace the CB&T Credit Facility prior to the maturity date.

Tahoe Stateline Venture, LLC Loan Payable
The full amount available under the TSV Loan has been borrowed, and the balance of the TSV Loan was approximately $13,060,000 as of June 30, 2018 and $12,998,000 as of August 3, 2018. Principal and interest is payable monthly and the balance of the loan is due on the maturity date, which is January 1, 2021.

ZRV Construction Loan
The balance of the ZRV Loan was approximately $7,000,000 as of June 30, 2018 and August 3, 2018. Monthly interest payments are required. The balance of the ZRV Loan is due on November 1, 2018. Management intends that the Company will repay the balance of the ZRV Loan by the maturity date from the sales of condominium units and/or cash balances.

Commitments and Contingencies

As of June 30, 2018, we have commitments to advance additional funds to borrowers of construction, rehabilitation and other loans (including interest reserves) in the total amount of approximately $37,381,000.
Contingency Reserves

We are required to maintain cash, cash equivalents and marketable securities as contingency reserves in an aggregate amount of at least 1.50% of Capital (as defined in our charter). Although the Manager believes the contingency reserves are adequate, it could become necessary for us to sell or otherwise liquidate certain of our investments or other assets to cover such contingencies on terms which might not be favorable to us. The contingency reserves held in cash and cash equivalents were approximately $3,348,000 and $3,464,000 as of June 30, 2018 and December 31, 2017, respectively.

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

Our operating results are exposed to the risks related to interest rate fluctuations as the results depend to a significant extent on the differences between income from our loans and our borrowing costs. We generally originate fixed rate loan investments and partially finance those investments with floating rate liabilities.  Our investments in fixed rate assets are generally exposed to changes in value due to interest rate fluctuations; however, the short maturity and low debt to investments of our loan portfolio are intended to partially offset that risk. Our average weighted maturity of fixed rate loans as of June 30, 2018 is approximately 8 months, though in the past we have extended the maturity date on certain loans which would increase our exposure to interest rate risk.  However, our outstanding variable rate debt to loan investments as of June 30, 2018 is 22%. All of our variable rate investment loans and certain of our borrowings are subject to various interest rate floors. As a result, the impact of a change in interest rates may be different on our interest income than it is on our interest expense.  As a result of the floors on our variable rate investment loans (which are a small part of our loan portfolio), and the short term nature of these loans, the impact of a change in prevailing interest rates on our income is unlikely to be material.

The following table projects the potential impact on our interest expense for a 12-month period assuming an instantaneous increase of 100 basis points in the LIBOR interest rate curve and one percent in the Prime Rate based on balances outstanding as of June 30, 2018:

	As of and for the period ended June 30, 2018
	Variable Rate Loans tied to Libor	Variable Rate Loans tied to Prime Rate	Total

Aggregate Principal Balance of Debt	$—	$36,612,903	$36,612,903

Effect of 100 basis point increase in the Libor Curve	$—	$—	$—
Effect of one percent increase in the Prime Rate	—	366,129	366,129
Totals	$—	$366,129	$366,129

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

Item 4. Controls and Procedures

Management of the Company carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the fiscal quarter ended June 30, 2017. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018, which is the end of the period covered by this quarterly report on Form 10-Q,  the Company's disclosure controls and procedures are effective.

There have been no changes in the Company's internal control over financial reporting in the fiscal quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes information about the Company's repurchases of its shares of Common Stock, based on settlement date, during the quarterly period ended June 30, 2018:

Issuer Repurchase of Equity Securitiesi
Period	Total Number of Shares Purchasedii	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programsiii
April 1 through April 30	88,291	$15.15	88,291	Dollar amount: $8,190,716
May 1 through May 31	82,060	$15.97	82,060	Dollar amount: $6,885,136
June 1 through June 30	155,056	$17.06	155,056	Dollar amount: $4,248,762
Total	325,407	$16.27	325,407
________________________________
i On March 13, 2018, the Company publicly announced the 2018 Repurchase Plan that enables the Company to buy up to $10 million of its Common Stock. Purchases under the plan began in March 2018. The 2018 Repurchase Plan is set to expire on March 18, 2019, although the Company may terminate the 2018 Repurchase Plan at any time.

ii The Company has entered into agreements pursuant to SEC Rule 10b5-1 authorizing a third-party broker to purchase shares on the Company's behalf from time to time, including without limitation during normal blackout periods, in accordance with trading instructions included in such agreements.

iii Dollar amount does not include brokerage commissions to be paid of $0.05 per share.

Item 6. Exhibits

(a) Exhibits:

* 3.1
Articles of Amendment and Restatement of Owens Realty Mortgage, Inc.,  dated January 23, 2013, and related Certificate of Correction dated September 17, 2013, incorporated by reference to exhibit 3.1 of the Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 16, 2015

* 3.2	Bylaws of Owens Realty Mortgage, Inc., incorporated by reference to Annex C to Proxy Statement/Prospectus on Form S-4 filed with the SEC on February 13, 2013
* 3.3	Amenment No. 1 to the Bylaws of Owens Realty Mortgage, Inc. dated December 29, 2017, incorporated by reference to exhibit 3.1 to the current report on Form 8-K/A filed with the SEC on January 4, 2018
* 3.4	Amendment No. 2 to the Bylaws of Owens Realty Mortgage, Inc. dated May 7, 2018 incorporated by reference to exhibit 3.1 of the current report on Form 8-K filed with the SEC on May 9, 2018

* 3.5
Articles Supplementary, dated November 12, 2013, relating to the election to be subject to Subtitle 8 of Title 3 of the Maryland General Corporation Law, incorporated by reference to exhibit 3.1 of the current report on Form 8-K filed with the SEC on November 13, 2013

* 4.1	Form of Common Stock Certificate, incorporated herein by reference to exhibit 4.1 to Proxy Statement/Prospectus on Form S-4 filed with the SEC on January 25, 2013
* 10.1
Amednment No. 1 to Management Agreement, executed April 2, 2018, by and between Owens Realty Mortgage, Inc. and Owens Financial Group, Inc., incorporated by reference to exhibit 1.1 of the current report on Form 8-K filed with the SEC on April 3, 2018

* 10.2
Second Note Revision Agreement, dated as of May 29, 2018, between ZB, N.A. dba California Bank & Trust and Owens Realty Mortgage, Inc., incorporated by reference to exhibit 10.1 to the current report on Form 8-K filed with the SEC on June 1, 2018

* 10.3
Second Note Revision Agreement, dated as of May 29, 2018, between First Bank  and Owens Realty Mortgage, Inc., incorporated by reference to exhibit 10.2 to the current report on Form 8-K filed with the SEC on June 1, 2018

* 10.4
Second Note Revision Agreement, dated as of May 29, 2018, between Umpqua Bank and Owens Realty Mortgage, Inc., incorporated by reference to exhibit 10.3 to the current report on Form 8-K filed with the SEC on June 1, 2018

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

OWENS REALTY MORTGAGE, INC.

Dated: August 8, 2018	By:	/s/ Bryan H. Draper
Bryan H. Draper, Chief Executive Officer and President
(Principal Executive Officer)
Dated: August 8, 2018	By:	/s/ Melina A. Platt
Melina A. Platt, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)