Form 10-Q
period 2018-09-30
Owens Realty Mortgage, Inc.
filed 2018-11-08
CIK 1556364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ]	Smaller reporting company [X]
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

Class Outstanding as of November 5, 2018
Common Stock, $.01 par value                                                   8,482,880 shares

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

OWENS REALTY MORTGAGE, INC.
Consolidated Balance Sheets
 (UNAUDITED)
	September 30, 2018	December 31, 2017
ASSETS
Cash, cash equivalents and restricted cash	$20,162,292	$5,670,816
Loans, net of allowance for loan losses of $1,509,678 in 2018 and $1,827,806 in 2017	144,212,131	144,343,844
Interest and other receivables	1,082,536	2,430,457
Other assets, net of accumulated depreciation and amortization of $229,236 in 2018 and $309,686 in 2017	430,650	725,341
Deferred financing costs, net of accumulated amortization of $20,659 in 2018 and $265,276 in 2017	413,176	26,823
Deferred tax assets, net	2,940,602	3,207,322
Investment in limited liability company	2,283,558	2,140,545
Real estate held for sale	37,026,093	56,110,472
Real estate held for investment, net of accumulated depreciation of $2,519,004 in 2018 and $3,316,753 in 2017	22,709,539	24,355,653
Total assets	$231,260,577	$239,011,273
LIABILITIES AND EQUITY
LIABILITIES:
Dividends payable	$1,696,576	$1,572,047
Due to Manager	238,917	277,671
Accounts payable and accrued liabilities	1,347,598	1,390,329
Deferred gains on sales of real estate	—	302,895
Forward contract liability – share repurchase	—	2,731,171
Lines of credit payable	20,942,700	1,555,000
Notes and loans payable on real estate	15,807,566	30,192,433
Total liabilities	40,033,357	38,021,546
Commitments and Contingencies (Note 14)
EQUITY:
Stockholders' equity:
Preferred stock, $.01 par value per share, 5,000,000 shares authorized, no shares issued and outstanding at September 30, 2018 and December 31, 2017	—	—
Common stock, $.01 par value per share, 50,000,000 shares authorized, 11,198,119 shares issued, 8,482,880 and 9,095,454 shares outstanding at September 30, 2018 and December 31, 2017	111,981	111,981
Additional paid-in capital	182,437,522	182,437,522
Treasury stock, at cost – 2,715,239 and 2,102,665 shares at September 30, 2018 and December 31, 2017	(41,753,190)	(31,655,119)
Retained earnings	50,430,907	50,095,343
Total stockholders' equity	191,227,220	200,989,727
Total liabilities and equity	$231,260,577	$239,011,273

The accompanying notes are an integral part of these consolidated financial statements.

OWENS REALTY MORTGAGE, INC.
Consolidated Statements of Income
 (UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Revenues:
Interest and related income from loans	$3,438,441	$2,963,394	$9,414,838	$8,151,798
Rental and other income from real estate properties	1,140,429	1,265,961	3,420,818	3,392,168
Other income	144,635	48,138	225,815	138,222
Total revenues	4,723,505	4,277,493	13,061,471	11,682,188
Expenses:
Management fees to Manager	718,284	827,281	2,185,999	2,781,474
Servicing fees to Manager	—	93,179	95,143	270,834
General and administrative expense	650,825	510,574	1,570,759	1,540,260
Rental and other expenses on real estate properties	939,337	1,251,217	3,348,088	3,890,536
Depreciation and amortization	173,640	302,925	596,840	916,668
Interest expense	710,569	471,942	1,833,275	1,120,917
Reversal of provision for loan losses	(242,022)	(396,980)	(207,654)	(221,700)
Impairment losses on real estate properties	745,648	367,831	745,648	649,457
Total expenses	3,696,281	3,427,969	10,168,098	10,948,446
Operating income	1,027,224	849,524	2,893,373	733,742
Gain on sales of real estate, net	1,372,925	582,496	2,484,740	14,460,030
Income before income taxes	2,400,149	1,432,020	5,378,113	15,193,772
Income tax expense	(150,910)	(1,275,700)	(316,720)	(2,089,827)
Net income	$2,249,239	$156,320	$5,061,393	$13,103,945

Per common share data:
Basic and diluted earnings per common share	$0.26	$0.02	$0.57	$1.28
Basic and diluted weighted average number of common shares outstanding	8,572,614	10,173,448	8,859,495	10,222,529
Dividends declared per share of common stock	$0.20	$0.10	$0.56	$0.28

The accompanying notes are an integral part of these consolidated financial statements.

OWENS REALTY MORTGAGE, INC.
Consolidated Statements of Stockholders' Equity
Nine Months Ended September 30, 2018 and 2017
(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Treasury Stock			Total Stockholders' Equity
						Retained Earnings
	Shares	Amount		Shares	Amount

Balances, December 31, 2016	11,198,119	$111,981	$182,437,522	(950,642)	$(12,852,058)	$45,830,432	$215,527,877

Net income	—	—	—	—	—	13,103,945	13,103,945
Dividends declared	—	—	—	—	—	(2,850,937)	(2,850,937)
Purchase of treasury stock	—	—	—	(186,564)	(3,197,118)	—	(3,197,118)
Balances, September 30, 2017	11,198,119	$111,981	$182,437,522	(1,134,206)	$(16,049,176)	$56,083,440	$222,583,767

Balances, December 31, 2017	11,198,119	$111,981	$182,437,522	(2,102,665)	(31,655,119)	$50,095,343	$200,989,727

Net income	—	—	—	—	—	5,061,393	5,061,393
Net effect of adoption of new accounting standards	—	—	—	—	—	166,895	166,895
Dividends declared	—	—	—	—	—	(4,892,724)	(4,892,724)
Purchase of treasury stock	—	—	—	(612,574)	(10,098,071)	—	(10,098,071)
Balances, September 30, 2018	11,198,119	$111,981	$182,437,522	(2,715,239)	$(41,753,190)	$50,430,907	191,227,220

The accompanying notes are an integral part of these consolidated financial statements.

OWENS REALTY MORTGAGE, INC.
Consolidated Statements of Cash Flows
 (UNAUDITED)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,061,393	$13,103,945
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on sales of real estate, net	(2,484,740)	(14,460,030)
Deferred income tax expense	266,720	2,089,827
Distribution received from equity method investee	79,500	90,000
Income in earnings of equity method investee	(222,513)	(137,321)
Reversal of loan losses	(207,654)	(221,700)
Impairment losses on real estate properties	745,648	649,457
Depreciation and amortization of real estate and other assets	596,840	916,668
Amortization of deferred financing costs to interest expense	194,957	218,131
Accretion of discount on loans	(171,750)	—
Deferred loans fees, net of amortization	189,126	—
Changes in operating assets and liabilities:
Interest and other receivables	642,671	(72,989)
Other assets	217,455	(51,899)
Accounts payable and accrued liabilities	(42,731)	(2,168,626)
Due to Manager	(38,754)	(25,979)
Forward contract liability	(459,688)	—
Net cash provided by (used in) operating activities	4,366,480	(70,516)

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal collected on loans	67,636,662	47,258,022
Investments in loans	(58,771,606)	(55,004,420)
Investment in real estate properties	(429,437)	(10,390,293)
Net proceeds from disposition of real estate properties and other assets	14,405,603	54,365,711
Purchases of furniture, fixtures and equipment	—	(16,170)
Net cash provided by investing activities	22,841,222	36,212,850

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances on notes payable	243,267	10,091,209
Repayments on notes payable	(14,769,853)	(13,873,448)
Advances on line of credit	64,241,706	16,300,000
Repayments on line of credit	(44,854,006)	(21,276,000)
Payment of deferred financing costs	(439,591)	(12,500)
Purchase of treasury stock	(12,369,554)	(3,197,118)
Dividends paid (including tax payments on behalf of shareholders)	(4,768,195)	(3,240,651)
Net cash used in financing activities	(12,716,226)	(15,208,508)

Net increase in cash, cash equivalents and restricted cash	14,491,476	20,933,826

Cash, cash equivalents and restricted cash at beginning of period	5,670,816	6,934,243

Cash, cash equivalents and restricted cash at end of period	$20,162,292	$27,868,069

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest (excluding amounts capitalized)	$1,587,876	$927,708
Cash paid during the period for interest that was capitalized	—	472,357
Supplemental Disclosures of Non-Cash Activity
Increase in loans from sales of real estate	8,679,065	—

Change in capital expenditures financed through accounts payable	—	(206,210)
Amortization of deferred financing costs capitalized to construction project	—	(76,260)
Dividends declared but not paid	(1,696,576)	(1,012,782)
Reversal of deferred gain on adoption of ASU 2014-09	(302,895)	—
Loan discounts established on adoption of ASU 2014-09	136,000	—

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

The Company has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). As a REIT, the Company is permitted to deduct distributions made to its stockholders, allowing its operating income represented by such distributions to avoid taxation at the entity level and to be taxed generally only at the stockholder level. The Company currently intends to distribute substantially all of its REIT taxable income, excluding net capital gains. As a REIT, however, the Company is subject to separate, corporate-level tax, including potential 100% penalty taxes under various circumstances, as well as certain state and local taxes. In addition, the Company's taxable REIT subsidiaries are subject to full corporate income tax. Furthermore, the Company's ability to continue to qualify as a REIT will depend upon its continuing satisfaction of various requirements, such as those related to the diversity of its stock ownership, the nature of its assets, the sources of its income and the distributions to its stockholders, including a requirement that the Company distribute to its stockholders at least 90% of its REIT taxable income on an annual basis (determined without regard to the dividends paid deduction and by excluding net capital gain).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of the management of the Company, the accompanying unaudited financial statements contain all adjustments, consisting of normal, recurring adjustments, necessary to present fairly the financial information included therein. Certain information and footnote disclosures presented in the annual consolidated financial statements are not included in these interim financial statements.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Form 10-K of ORM for the year ended December 31, 2017 filed with the Securities and Exchange Commission ("SEC") on March 13, 2018. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the operating results to be expected for the full year ending December 31, 2018. The Company evaluates subsequent events up to the date it files its Form 10-Q with the SEC.

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments". The amendments in ASU 2016-13 eliminate the probable and incurred credit loss recognition threshold in current GAAP and, instead, reflect an entity's current estimate of all expected credit losses. The amendments in ASU 2016-13 broaden the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The use of forecasted information incorporates more timely information in the estimate of expected credit loss. This standard is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted for interim and annual reporting periods beginning after December 15, 2018. While the Company is currently evaluating the impact that ASU 2016-13 will have on its consolidated financial statements, the adoption is not expected to result in a material increase in the amount of allowance for loan losses based on the short maturity of loans in the Company's portfolio. However, if the Company makes longer term loans, the impact may be greater.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)", which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors).  ASU 2016-02 amends existing guidance related to leases, primarily by requiring the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under the current accounting guidance. This standard is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted.  The Company does not currently have any lease obligations. The Company expects that its operating leases where it is the lessor will be accounted for on its balance sheet similar to its current accounting with the underlying leased asset recognized as real estate. The Company expects that executory costs and certain other non-lease components may need to be accounted for separately from the lease component of the lease with the lease component continuing to be recognized on a straight-line basis over the lease term and the executory costs and certain other non-lease components being accounted for under the new revenue recognition guidance in ASU 2014-09, discussed below. The Company does not believe that adoption of ASU 2016-02 will have a material impact on its consolidated financial statements since executory costs and certain other non-lease components are not significant.

In July 2018, the FASB issued ASU 2018-11, "Leases (Topic 842): Targeted Improvements" an amendment to ASU 2016-02 discussed above, that will allow lessors to elect, as a practical expedient, not to allocate the total consideration to lease and nonlease components based on their relative standalone selling prices. This practical expedient will allow lessors to elect a combined single lease component presentation if: (i) the timing and pattern of the revenue recognition of the combined single lease component is the same, and (ii) the related lease component and, the combined single lease component would be classified as an operating lease. Nonlease components that do not meet the criteria of this practical expedient will be accounted for under the new revenue recognition ASU 2014-09.

In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820) – Disclosure Framework – Changes in the Disclosure Requirements for Fair Value Measurements". The amendments in ASU 2018-13 modify certain disclosure requirements on fair value measurements in Topic 820. In addition, certain disclosure requirements were removed and others were added. This standard is effective for interim and annual reporting periods beginning after December 15, 2019. The Company does not believe that adoption of ASU 2018-13 will have a material impact on its consolidated financial statements or related disclosures.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

Recently Adopted Accounting Pronouncements

On January 1, 2018, the Company adopted Accounting Standards Update ("ASU") 2017-01, "Business Combinations (Topic 805) – Clarifying the Definition of a Business". The amendments in ASU 2017-01 clarify the definition of a business by more clearly outlining the requirements for an integrated set of assets and activities to be considered a business and by establishing a practical framework to determine when the integrated set of assets and activities is a business. The adoption of ASU 2017-01 during the quarter ended March 31, 2018 did not have an impact on the Company's consolidated financial statements.

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

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

Significant Accounting Policies
 The significant accounting policies used in the preparation of these interim consolidated financial statements are disclosed in the Company's consolidated financial statements for the year ended December 31, 2017 included in its 2017 annual report on Form 10-K.  There have been no significant changes to those significant accounting policies during the nine months ended September 30, 2018, other than those discussed under "Real Estate Held for Sale" below.
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

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES
Loans are generally stated at the principal amount outstanding, net of unamortized loan discounts and deferred loan fees which totaled approximately $433,000 and $189,000 as of September 30, 2018, respectively. There were no loan discounts or deferred loan fees as of December 31, 2017. Advances under the terms of a loan to pay property taxes, insurance, legal and other costs are generally capitalized and reported as interest and other receivables. The Company's portfolio consists primarily of real estate loans generally collateralized by first, second and third deeds of trust.  Interest income on loans is accrued by the simple interest method. A loan is generally placed on nonaccrual status when the loan becomes greater than ninety days delinquent in monthly payments and/or full payment of principal and interest is not expected. When a loan is classified as nonaccrual, interest accruals discontinue and all past due interest is included in the recorded investment in the impaired loan that is measured as described below. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest. Cash receipts on nonaccrual loans are used to reduce any outstanding accrued interest, and then are recorded as interest income, except when such payments are specifically designated as principal reduction or when management does not believe the Company's investment in the loan is fully recoverable. The Company does not incur origination costs. However, beginning April 1, 2018, the Company receives 30% of all fees (other than certain administrative fees) paid by borrowers in connection with the Company making loans, including 30% of all  origination, modification and extension fees. Owens Financial Group, Inc. ("OFG" or the "Manager") is entitled to the remaining 70% of all such fees (see Note 9 – "Transactions with Affiliates"). When collected, such loan fees are recorded as a credit to the applicable loan's principal balance and are then amortized to interest income using the effective interest method over the life of the loan.

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

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

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

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

The following tables show the changes in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2018 and 2017 and the allocation of the allowance for loan losses and loans as of September 30, 2018 and December 31, 2017 by portfolio segment and by impairment methodology:

	Commercial	Residential	Land
2018				Total

Allowance for loan losses:
	Three Months Ended September 30, 2018
Beginning balance	$1,191,091	$258,263	$302,346	$1,751,700
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Provision	(122,813)	(112,163)	(7,046)	(242,022)
Ending Balance	$1,068,278	$146,100	$295,300	$1,509,678

	Nine Months Ended September 30, 2018
Beginning balance	$1,069,458	$451,537	$306,811	$1,827,806
Charge-offs	—	(186,708)	—	(186,708)
Recoveries	—	76,234	—	76,234
Provision	(1,180)	(194,963)	(11,511)	(207,654)
Ending balance	$1,068,278	146,100	295,300	1,509,678

	As of September 30, 2018
Ending balance: individually evaluated for impairment	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$1,068,278	$146,100	$295,300	$1,509,678

Ending balance	$1,068,278	$146,100	$295,300	$1,509,678

Loans:
Ending balance: individually evaluated for impairment	$1,306,399	$4,500,705	$—	$5,807,104

Ending balance: collectively evaluated for impairment	$131,811,193	$3,168,312	$4,935,200	$139,914,705

Ending balance	$133,117,592	$7,669,017	$4,935,200	$145,721,809

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

	Commercial	Residential	Land
2017				Total

Allowance for loan losses:
	Three Months Ended September 30, 2017
Beginning balance	$1,149,989	$1,017,016	$454,450	$2,621,455
Charge-offs	—	(86,119)	—	(86,119)
Reversal	(147,516)	(40,040)	(209,424)	(396,980)
Ending Balance	$1,002,473	$890,857	$245,026	$2,138,356

	Nine Months Ended September 30, 2017
Beginning balance	$864,971	$1,331,318	$510,533	$2,706,822
Charge-offs	—	(373,766)	—	(373,766)
Recoveries	27,000	—	—	27,000
Provision (Reversal)	110,502	(66,695)	(265,507)	(221,700)
Ending balance	$1,002,473	$890,857	$245,026	$2,138,356

	As of December 31, 2017
Ending balance: individually evaluated for impairment	$—	$186,708	$—	$186,708

Ending balance: collectively evaluated for impairment	$1,069,458	$264,829	$306,811	$1,641,098

Ending balance	$1,069,458	$451,537	$306,811	$1,827,806

Loans:
Ending balance: individually evaluated for impairment	$1,212,851	$7,321,359	$—	$8,534,210

Ending balance: collectively evaluated for impairment	$126,660,430	$5,849,436	$5,127,574	$137,637,440

Ending balance	$127,873,281	$13,170,795	$5,127,574	$146,171,650

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

The following tables show an aging analysis of the loan portfolio by the time monthly payments are past due as of September 30, 2018 and December 31, 2017. All of the loans that were 90 or more days past due as listed below were on non-accrual status as of September 30, 2018 and December 31, 2017.

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Other Impaired/Non-Accrual Loans
					Total Past Due Loans	Current Loans	Total Loans
September 30, 2018

Commercial	$—	$—	$—	$1,306,399	$1,306,399	$131,811,193	$133,117,592
Residential	2,360,681	—	1,937,475	202,549	4,500,705	3,168,312	7,669,017
Land	—	—	—	—	—	4,935,200	4,935,200
	$2,360,681	$—	$1,937,475	$1,508,948	$5,807,104	$139,914,705	$145,721,809

The above table as of September 30, 2018 includes six past maturity Commercial loans in the Current Loan category of approximately $8,544,000 ($1,780,000 was less than 30 days past maturity, $1,500,000 was 60-89 days past maturity and $5,264,000 was greater than 90 days past maturity). These loans were current in making monthly interest payments and in the process of being extended, paid off or refinanced.  In addition, of the delinquent loans above, $4,298,000 of Residential loans and $1,306,000 of Commercial loans were past maturity.

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Other Impaired/ Non-Accrual Loans
					Total Past Due Loans	Current Loans	Total Loans
December 31, 2017

Commercial	$—	$—	$—	$1,212,851	$1,212,851	$126,660,430	$127,873,281
Residential	1,938,895	2,737,538	2,430,878	214,048	7,321,359	5,849,436	13,170,795
Land	—	—	—	—	—	5,127,574	5,127,574
	$1,938,895	$2,737,538	$2,430,878	$1,426,899	$8,534,210	$137,637,440	$146,171,650

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

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

The following tables show information related to impaired loans as of and for the three and nine months ended September 30, 2018:

	As of September 30, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial	$1,317,274	$1,306,399	$—
Residential	4,545,617	4,500,705	—
Land	—	—	—
	$5,862,891	$5,807,104	$—

With an allowance recorded:
Commercial	$—	$—	$—
Residential	—	—	—
Land	—	—	—
	$—	$—	$—

Totals:
Commercial	$1,317,274	$1,306,399	$—
Residential	4,545,617	4,500,705	—
Land	—	—	—
	$5,862,891	$5,807,104	$—

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$1,306,394	$32,376	$1,274,564	$94,775
Residential	7,473,423	197,390	6,882,343	322,424
Land	—	—	—	—
	$8,779,817	$229,766	$8,156,907	$417,199

With an allowance recorded:
Commercial	$—	$—	$—	$—
Residential	—	—	152,436	—
Land	—	—	—	—
	$—	$—	$152,436	$—

Totals:
Commercial	$1,306,394	$32,376	$1,274,564	$94,775
Residential	7,473,423	197,390	7,034,779	322,424
Land	—	—	—	—
	$8,779,817	$229,766	$8,309,343	$417,199

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

The following tables show information related to impaired loans as of December 31, 2017 and for the three and nine months ended September 30, 2017:

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

Troubled Debt Restructurings

The Company has allocated approximately $0 and $187,000 of specific reserves on loans totaling approximately $1,520,000 and $2,739,000 (recorded investments before allowance for loan losses) to borrowers whose loan terms had been modified in troubled debt restructurings as of September 30, 2018 and December 31, 2017, respectively.  The Company has not committed to lend additional amounts to any of these borrowers.

No loans were modified as troubled debt restructurings during the three and nine months ended September 30, 2018 and 2017, nor were there loans modified as troubled debt restructurings within the previous twelve months for which there was a payment default during the three and nine months ended September 30, 2018 and 2017.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE 4 – INVESTMENT IN LIMITED LIABILITY COMPANY

During 2008, the Company entered into an operating agreement (the "Operating Agreement") of 1850 De La Cruz, LLC, a California limited liability company ("1850"), with Nanook Ventures LLC ("Nanook"), an unrelated party.  The purpose of the joint venture is to own and operate certain industrial land and buildings located in Santa Clara, California. At the time of closing in July 2008, the two properties were separately contributed to two new limited liability companies, Nanook Ventures One LLC and Nanook Ventures Two LLC that are wholly owned by 1850. The Company and Nanook are the Members of 1850 and NV Manager, LLC is the manager.

The Company received distributions from 1850 of approximately $0 and $80,000 during the three and nine months ended September 30, 2018 and $0 and $90,000 during the three and nine months ended September 30, 2017. The net income to the Company from its investment in 1850 De La Cruz was approximately $143,000 and $47,000 during the three months ended September 30, 2018 and 2017, respectively, and $223,000 and $137,000 during the nine months ended September 30, 2018 and 2017, respectively.

NOTE 5 - REAL ESTATE HELD FOR SALE

Real estate properties held for sale as of September 30, 2018 and December 31, 2017 consisted of properties acquired through foreclosure classified by property type as follows:
	September 30, 2018	December 31, 2017
Residential	$16,168,337	$24,627,710
Land	9,704,533	14,389,620
Retail	7,674,211	7,632,893
Golf course	—	1,999,449
Marina	1,516,000	2,207,675
Office	1,963,012	—
Assisted care	—	5,253,125
	$37,026,093	$56,110,472

Transfers

During the nine months ended September 30, 2018, the Company transferred five properties (two office, one residential and two land) with book values totaling approximately $6,725,000 from "Held for investment" to "Held for sale". The transfers did not result in losses. In addition, during the nine months ended September 30, 2018, the Company transferred one land property with a book value of approximately $6,561,000 from "Held for sale" to "Held for investment" because the property is no longer listed for sale. During the three months ended September 30, 2018, there were no transfers between "Held for sale" and "Held for investment".

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

Impairment Losses

During the three and nine months ended September 30, 2018, the Company recorded impairment losses totaling  approximately $746,000 on the marina property located in Isleton, California (impairment of $692,000) due to a reduction in the listing price of the property and, thus, the net fair market value estimated by management, and on the unimproved residential and commercial land located in Bethel Island, California (impairment of $54,000) as a result of the sale of the land subsequent to quarter end in October 2018).

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

During the three and nine months ended September 30, 2017, the Company recorded impairment losses totaling approximately $368,000 and $649,000, respectively, on the marina property located in Isleton, California due to a reduction in the net fair market value estimated by management at the time the property was listed for sale and transferred from Held for Investment and on the marina property located in Bethel Island, California due to an agreement signed by the Company to sell the property at a price that was lower than the book value of the property during the second quarter and a reduction in the agreed-upon sales price during the third quarter of 2017.

Sales

During the three months ended September 30, 2018, the Company sold two office condominium units in Roseville, California (two sales), an improved residential lot in Coeur D'Alene, Idaho, a golf course in Auburn, California  and four condominium units in South Lake Tahoe, California (and held within Zalanta Resort at the Village, LLC or "ZRV") for aggregate net sales proceeds of approximately $8,708,000 (including $2,703,000 loans receivable), resulting in net gain totaling approximately $1,373,000.

During the six months ended June 30, 2018, the Company also sold three office condominium units in Roseville, California (two sales), a 1/7th interest in a single family home in Lincoln City, Oregon, the assisted living facility located in Bensalem, Pennsylvania and six condominium units in South Lake Tahoe, California for aggregate net sales proceeds of approximately $14,376,000 (including $5,976,000 loans receivable), resulting in net gain totaling approximately $1,112,000.

During the three months ended September 30, 2017, the Company sold one condominium unit located in South Lake Tahoe, California (and held within ZRV), one unit in the office condominium complex located in Roseville, California  and 1,000 square feet of commercial floor coverage area for aggregate net sales proceeds of approximately $2,288,000, resulting in net gain totaling approximately $582,000.

During the six months ended June 30, 2017, the Company also sold six condominium units located in South Lake Tahoe, California, unimproved, residential land in Gypsum, Colorado, commercial and residential land in South Lake Tahoe, California and an office condominium complex in Oakdale, California for aggregate net sales proceeds of approximately $52,078,000, resulting in net gain totaling approximately $13,878,000.

Foreclosure Activity

There were no foreclosures during the three and nine months ended September 30, 2018 and 2017.

NOTE 6 - REAL ESTATE HELD FOR INVESTMENT

Real estate held for investment as of September 30, 2018 and December 31, 2017 consisted of properties acquired through foreclosure classified by property type as follows:

	September 30, 2018	December 31, 2017
Retail	$16,148,516	$16,623,238
Land	6,561,023	2,018,068
Residential	—	2,356,995
Office	—	3,357,352
	$22,709,539	$24,355,653

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

The balances of land and the major classes of depreciable property for real estate held for investment as of September 30, 2018 and December 31, 2017 are as follows:

	September 30, 2018	December 31, 2017
Land and land improvements	$7,908,072	$5,112,063
Buildings and improvements	17,320,471	22,560,343
	25,228,543	27,672,406
Less: Accumulated depreciation	(2,519,004)	(3,316,753)
	$22,709,539	$24,355,653

It is the Company's intent to sell its real estate properties held for investment, but expected sales of these properties are not probable to occur within the next year.
Depreciation expense was approximately $161,000 and $288,000 for the three months ended September 30, 2018 and 2017, respectively, and $560,000 and $872,000 for the nine months ended September 30, 2018 and 2017, respectively.
Certain of the Company's real estate properties held for sale and investment are leased to tenants under noncancellable leases with remaining terms ranging from one to ten years. Certain of the leases require the tenant to pay all or some operating expenses of the properties. The future minimum rental income from noncancellable operating leases due within the five years subsequent to September 30, 2018 and thereafter is as follows:
Twelve months ending September 30:
2019	$2,863,178
2020	1,867,760
2021	1,708,099
2022	1,535,077
2023	1,198,256
Thereafter (through 2028)	1,520,640
Total	$10,693,010

NOTE 7 – LINE OF CREDIT PAYABLE

The Company borrows funds under a restated secured revolving credit facility with California Bank & Trust and other lenders described below (the "CB&T Line of Credit"). As of September 30, 2018 and December 31, 2017, the outstanding balance and total commitment under the CB&T Line of Credit consisted of the following:

	As of September 30, 2018		As of December 31, 2017

	Outstanding Balance	Total Current Commitment	Outstanding Balance	Total Current Commitment

CB&T Line of Credit	$20,942,700	$49,657,048	$1,555,000	$27,259,000

CB&T Line of Credit

Effective September 4, 2018, the Company entered into a Second Amended and Restated Credit Agreement with ZB, N.A. dba California Bank & Trust ("CB&T") as administrative agent, swingline lender and a lender, and First Bank and Umpqua Bank as additional lenders (the "Restated Credit Agreement"). The Restated Credit Agreement and a new Security Agreement among the parties collectively amends and restates the prior Credit Agreement, Advance Formula Agreement, Security Agreement and related promissory notes among the Company and CB&T and the other lenders (the "Prior Credit Facility").

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

The maximum borrowings available (total commitment) to the Company under the CB&T Line of Credit is the lesser of $75 million or the amount determined pursuant to a borrowing base calculation described in the Restated Credit Agreement (the "Total Current Commitment").  At the option of CB&T as the Agent, up to $10 million of the CB&T Line of Credit may be made available as swing line loans. The Restated Credit Agreement also includes a sublimit facility that permits the Company to borrow up to $25 million, subject to certain additional limitations while underlying collateral of the Company is being further evaluated by the lenders for transfer to the borrowing base.  Borrowings under the CB&T Line of Credit mature on May 15, 2020, subject to early termination in the event of default or at the election of the Company, and advances can be made up to that date. The Company is required to keep $3,500,000 in total non-interest bearing accounts with CB&T, First Bank and Umpqua Bank that is reported in cash, cash equivalents and restricted cash in the accompanying consolidated balance sheets.

As of September 30, 2018, the Company has borrowed $20,942,700 pursuant to the Restated Credit Agreement (including $0 borrowed against the sublimit facility), and the Company's maximum borrowing availability pursuant to the borrowing base calculations is approximately $49,657,000 ($28,714,000 of additional borrowing available). Effective September 4, 2018, such borrowings under the Restated Credit Agreement bear interest payable at an annual rate equal to, at the Company's election, either (1) the prime rate published in the Wall Street Journal plus, depending on the amount of the facility utilization, a margin of either (x) 0.25% or 0.0% for revolving and swing line loans or (y) 1.0% or 0.75% for sublimit loans, or (2) the LIBOR Rate (as defined in the Restated Credit Agreement) plus, depending on the amount of the facility utilization, a margin of either (x) 3.00% or 2.75% for revolving and swing line loans or (y) 3.75% or 3.50% for sublimit loans. The interest rate under the Prior Credit Facility was the prime rate plus one quarter percent (0.25%) per annum or the prime rate plus one percent (1.00%) per annum on any borrowings on the sublimit facility. The applicable interest rate (based on the prime rate selection) was 5.50% as of September 30, 2018. Upon a default under the Restated Credit Agreement the applicable interest rate increases by 2.00% and an additional fee of 5.0% of the payment amount applies to any late payments.

Amounts owing under the CB&T Line of Credit may be prepaid at any time without premium or penalty, subject to customary breakage costs in the case of borrowings with respect to which a LIBOR Rate election is in effect.  The restated CB&T Line of Credit also required the payment of an origination fee of $412,500 and other issuance costs for a total of approximately $434,000 and is subject to certain ongoing administrative fees. Interest expense on the CB&T Line of Credit (including the Prior Credit Facility) was approximately $444,000 and $40,000 during the three months ended September 30, 2018 and 2017, respectively (including $21,000 and $40,000, respectively, in amortization of deferred financing costs) and $787,000 and $271,000 during the nine months ended September 30, 2018 and 2017, respectively (including $47,000 and $117,000, respectively, in deferred financing costs).

Borrowings are secured by certain assets of the Company. These collateral assets will include the grant to the lenders of first-priority deeds of trust on certain real property assets and trust deeds of the Company to be identified by the parties from time-to-time and all personal property of the Company, which collateral includes the assets described in the new Security Agreement and in other customary collateral agreements that will be entered into and/or modified by the parties from time-to-time. As of September 30, 2018, the carrying amount and classification of loans securing the CB&T Line of Credit (including loans securing the sublimit facility) were as follows:

Loans:	September 30, 2018
Commercial	$49,272,218
Residential	384,830
Total	$49,657,048

The CB&T Line of Credit agreements contain financial covenants which are customary for a loan of this type. Management is not aware of any breach of these covenants as of September 30, 2018.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE 8 - NOTES AND LOANS PAYABLE ON REAL ESTATE

The Company had the following notes and loans payable outstanding as of September 30, 2018 and December 31, 2017:
	September 30, 2018	Interest Rate	December 31, 2017	Interest Rate	Payment Terms/Frequency	Maturity Date
Tahoe Stateline Venture, LLC Loan Payable	$12,966,818	4.22%	$13,242,514	4.22%	Amortizing Monthly	January 2021
Zalanta Construction Loan Payable	2,925,398	6.75%	17,176,288	6.00%	Interest Only Monthly	November 2018
Principal amount	$15,892,216		$30,418,802
Less unamortized deferred financing costs	(84,650)		(226,369)
Notes and loans payable, net	$15,807,566		$30,192,433

The following table shows maturities by year on these notes and loans payable as of September 30, 2018:
Twelve months ending September 30:
2019	$3,308,478
2020	399,562
2021	12,184,176
2022	—
2023	—
Thereafter	—
$15,892,216

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

The Credit Agreement required the payment of a closing fee of $108,750 and certain administrative fees totaling approximately $218,000. The majority of these costs were paid out of proceeds from the loan and capitalized to deferred financing costs and are being amortized to interest expense using the effective interest method through the Maturity Date. During the three months ended September 30, 2018 and 2017, approximately $146,000 and $125,000, respectively, of interest expense was incurred (including approximately $9,000 and $9,000, respectively, of deferred financing costs amortized to interest expense). During the nine months ended September 30, 2018 and 2017, approximately $440,000 and $378,000, respectively, of interest expense was incurred (including approximately $27,000 and $27,000, respectively, of deferred financing costs amortized to interest expense).

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

The TSV Loan documents contain financial covenants which are customary for loans of this type. Management is not aware of any breach of these covenants as of September 30, 2018.

Zalanta Construction Loan Payable
In August 2016, ZRV and Zalanta Resort at the Village - Phase II, LLC ("ZRV II" and, together with ZRV, the "Borrowers") entered into a Construction Loan Agreement (the "Loan Agreement") and related documents with Western Alliance Bank as the lender ("Lender") that provided the Borrowers with a loan (the "ZRV Loan") of up to $31,000,000, subject to the terms and conditions of the ZRV Loan documents, for the purpose of financing the construction of a mixed-use retail and residential condominium building (the "Project") on land (the "Premises") owned by ZRV in South Lake Tahoe. The ZRV Loan was repaid in full in October 2018 (subsequent to quarter end).

Borrowings under the ZRV Loan documents were for payment or reimbursement of approved Project costs. All borrowings under the ZRV Loan bore interest at the Wall Street Journal Prime Rate plus 1.50% (calculated on a floating daily basis) (the "Note Rate"). The Note Rate as of September 30, 2018 was 6.75%.

Interest only payments were payable monthly from an established interest reserve. In addition, commencing on August 18, 2017 and continuing on the last day of each quarter thereafter during the term of the ZRV Loan, Borrowers were required to make a quarterly repayment of $6 million of principal (the "Curtailment Requirement"). On July 27, 2018, the maturity of the ZRV Loan was extended to November 1, 2018 and the Curtailment Requirement was waived.

Borrowings were secured by: (i) a first mortgage lien on the Premises and certain additional property (the "Additional Premises") held by ZRV II and all improvements, amenities and appurtenances to the Premises and the Additional Premises, (ii) an assignment of all personal property, sales contracts, rents, leases, and ground leases associated with the Premises, and (iii) all design, development, service, management, leasing and construction contracts associated with the Premises.  In addition, ZRV established a deposit account with Lender of $3,000,000 to be held as additional collateral for the ZRV Loan that was reported as restricted cash in the accompanying consolidated balance sheets. The deposit was released during 2017 and the $3,000,000 applied as a repayment of the loan payable.

The Loan Agreement required the payment of an origination fee of $310,000 and other issuance costs totaling approximately $400,000 plus an extension fee of approximately $6,000 paid in 2018. The majority of these costs were paid out of the loan proceeds and capitalized to deferred financing costs and were being amortized to the Project using the straight-line method through the maturity date. During the three and nine months ended September 30, 2018, approximately $120,000 and $605,000, respectively, of interest was expensed (including approximately $20,000 and $120,000, respectively, of deferred financing costs amortized to interest expense). During the nine months ended September 30, 2017, approximately $76,000 of deferred financing costs was amortized to the Project. During the nine months ended September 30, 2017, approximately $472,000 of interest was incurred which was capitalized to the Project. During the three and nine months ended September 30, 2017, approximately $307,000 and $472,000, respectively, of interest was expensed (including approximately $50,000 and $74,000 of deferred financing costs amortized to interest expense).

The ZRV Loan documents contain financial covenants which are customary for loans of this type. Management is not aware of any breach of these covenants as of September 30, 2018.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE 9 - TRANSACTIONS WITH AFFILIATES

The Company is managed by OFG pursuant to the terms of our charter and the Management Agreement, as amended, between the Company and the Manager.  Until July 1, 2017, the management fees paid monthly by the Company to the Manager were not to exceed 2.75% annually of the average unpaid balance of our loans at the end of each of the 12 months in the calendar year (the "Prior Management Fee"). During the period from July 1, 2017 through March 31, 2018, the Manager agreed to take a reduced management fee equal to the Interim Management Fee (the "Interim Management Fee"), which was a monthly management fee  equal to 1/12th of 1.50% of the Company's Stockholders' Equity, subject to the additional details of the calculation as described in "Related Party Transactions – Management Fees and Expenses" of the Company's Annual Report on Form 10-K for the year ended December 31, 2017. Effective April 1, 2018, the Board of Directors and the Manager amended the Management Agreement to adopt the Interim Management Fee and make certain additional changes to reduce the management fee payable as described below in "Amendment to Management Agreement".

All of the Company's loans are serviced by OFG, and until April 1, 2018, OFG received a monthly servicing fee, which, when added to all other fees paid in connection with the servicing of a particular loan, could not exceed the lesser of the customary, competitive fee paid in the community where the loan is placed for the provision of such mortgage services on that type of loan, or up to 0.25% per annum of the unpaid principal balance of the loans. Servicing fees were eliminated effective April 1, 2018, as described below in "Amendment to Management Agreement".

Management fees amounted to approximately $718,000 and $827,000 for the three months ended September 30, 2018 and 2017, respectively, and $2,186,000 and $2,781,000 for the nine months ended September 30, 2018 and 2017, respectively, and are included in the accompanying consolidated statements of income. Servicing fees amounted to approximately $0 and $93,000 for the three months ended September 30, 2018 and 2017, respectively, and $95,000 and $271,000 for the nine months ended September 30, 2018 and 2017, respectively, and are included in the accompanying consolidated statements of income. As of September 30, 2018 and December 31, 2017, the Company owed management and/or servicing fees to OFG in the amount of approximately $239,000 and $245,000, respectively.

Until April 1, 2018, OFG received all late payment charges from borrowers on loans owned by the Company. Beginning April 1, 2018, the Company receives 30% of all late payment charges and OFG receives 70% of such charges, as described below in "Amendment to Management Agreement". The Company collected/earned approximately $48,000 and $52,000 in late payment charges during the three and nine months ended September 30, 2018, respectively. The amounts paid to or collected by OFG for late charges totaled approximately $111,000 and $15,000 for the three months ended September 30, 2018 and 2017, respectively, and $128,000 and $37,000 for the nine months ended September 30, 2018 and 2017, respectively.

The Company remits other miscellaneous fees to OFG, which are collected from loan payments, loan payoffs or advances from loan principal (i.e. funding, demand and partial release fees). The amounts paid to or collected by OFG for such fees totaled approximately $5,000 and $4,000, respectively, during the three months ended September 30, 2018 and 2017 and $16,000 and $14,000, respectively, during the nine months ended September 30, 2018 and 2017, respectively.

OFG originates all loans the Company invests in and, until April 1, 2018, received all loan origination and extension fees from borrowers. Beginning April 1, 2018, the Company receives 30% of all loan origination and extension fees and OFG receives 70% of such fees, as described below in "Amendment to Management Agreement". The Company collected approximately $46,000 and $247,000 in loan origination and extension fees during the three and nine months ended September 30, 2018, respectively, and recognized revenue of approximately $44,000 and $58,000, respectively, from the amortization of such fees to interest income. During the three and nine months ended September 30, 2018, OFG earned approximately $108,000 and $1,413,000, respectively, on loans originated or extended of approximately $10,500,000 and $91,474,000, respectively. During the three and nine months ended September 30, 2017, OFG earned approximately $157,000 and $1,313,000, respectively, on loans originated or extended of approximately $7,369,000 and $70,380,000, respectively.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

OFG is reimbursed by the Company for the actual cost of goods, services and materials used for or by the Company and paid by OFG. Until April 1, 2018, when the parties agreed to certain changes in the expenses paid to the Manager as described below in "Amendment to Management Agreement", OFG was also reimbursed for the salary and related salary expense of OFG's non-management and non-supervisory personnel performing services for the Company which could be performed by independent parties (subject to certain limitations in the Management Agreement). The amounts reimbursed to OFG by the Company for such services were $0 and $96,000 during the three months ended September 30, 2018 and 2017, respectively, and $105,000 and $286,000 during the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018 and December 31, 2017, there was $0 and $32,000 payable to OFG for such services. The Company also reimbursed certain of OFG's officers for allowed expenses in the total amount of approximately $3,000 and $2,000 during the nine months ended September 30, 2018 and 2017, respectively.

The Company paid Investor's Yield, Inc. (a wholly owned subsidiary of OFG) less than $1,000 in fees related to certain Company loans during the nine months ended September 30, 2018 and 2017.
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

NOTE 10 – STOCKHOLDERS' EQUITY
Dividends

On September 17, 2018, the board of directors declared a $0.20 per share dividend on the Company's shares of Common Stock to holders of record as of September 28, 2018. The dividend was paid on October 12, 2018 and totaled $1,696,576. On April 25, 2018, the board of directors declared a $0.20 per share dividend on the Company's shares of Common Stock to holders of record as of June 29, 2018. The dividend was paid on July 13, 2018 and totaled $1,746,713. On March 12, 2018, the board of directors declared a $0.16 per share dividend on the Company's shares of Common Stock to holders of record as of March 30, 2018. The dividend was paid on April 13, 2018 and totaled $1,449,435.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

On September 13, 2017, the board of directors declared a $0.10 share dividend on the Company's shares of Common Stock to holders of record as of September 30, 2017. The dividend was paid on October 13, 2017 and totaled $1,006,391. On June 13, 2017, the board of directors declared a $0.10 per share dividend on the Company's shares of Common Stock to holders of record as of June 30, 2017. The dividend was paid on July 13, 2017 and totaled $1,024,748. On March 16, 2017, the board of directors declared a $0.08 per share dividend on the Company's shares of Common Stock to holders of record as of March 31, 2017. The dividend was paid on April 13, 2017 and totaled $819,798.

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

On March 12, 2018, the Board of Directors authorized a Rule 10b5-1 stock repurchase plan (the "2018 Repurchase Plan") which authorized the Company to purchase up to $10 million of its Common Stock. Under the 2018 Repurchase Plan, repurchases were to be funded from available working capital, and the repurchased shares return to the status of authorized but unissued shares of Common Stock. The 2018 Repurchase Plan provided for stock repurchases to commence on March 19, 2018 and was subject to certain price, volume and timing constraints specified in the brokerage agreement. During the nine months ended September 30, 2018, the Company repurchased 608,574 shares under the 2018 Repurchase Plan at a total cost of approximately $10,033,000 (including commissions) and an average cost of $16.49 per share. The 2018 Repurchase Plan was terminated effective September 17, 2018 as the funds authorized pursuant to the Plan were fully utilized to purchase Common Stock.

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
The contingency reserves required per the charter as of September 30, 2018 and December 31, 2017 were approximately $3,266,000 and $3,464,000, respectively.
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

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

Taxable income from non-REIT activities managed through the Company's taxable REIT subsidiaries ("TRS") (currently Lone Star Golf, Inc. and Zalanta Resort at the Village, LLC) is subject to federal, state and local income taxes. The Company did not record a provision for current income taxes related to Lone Star for the three and nine months ended September 30, 2018 and 2017 and the years ended December 31, 2017 and 2016 as it was in a net loss position. In addition, deferred taxes related to temporary differences in book and taxable income as well as net operating losses ("NOLs") of Lone Star would likely not be realizable due to Lone Star's loss history (full amount of deferred tax assets offset by a valuation allowance). The NOLs totaled approximately $1,208,000 both for Federal and California as of September 30, 2018 and expire between 2033 and 2037, except for the 2018 Federal NOL which does not expire. The Company sold the Lone Star golf course in September 2018 and carried back two loans receivable from the buyer. Thus, it is expected that the Lone Star TRS will continue in existence until these loans are repaid in full, at which time the TRS will be dissolved.

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

The components of the income tax expense (benefit) as it relates to the Company's taxable income (loss) from domestic TRSs during the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three and Nine Months Ended September 30, 2018
	Federal	State and Local	Total

Three Months:
Change in valuation allowance	$66,204	$22,016	$88,220
Other	2,829	9,861	12,690
Income tax expense (benefit)	$69,033	$31,877	$100,910
Nine Months:
Change in valuation allowance	$244,340	$102,855	$347,195
Other	(61,877)	(18,598)	(80,475)
Income tax expense (benefit)	$182,463	$84,257	266,720

	Three and Nine Months Ended September 30, 2017
	Federal	State and Local	Total
Three Months:
Change in valuation allowance	$1,185,731	$239,961	$1,425,692
Other	(134,811)	(15,181)	(149,992)
Income tax expense (benefit)	$1,050,920	$224,780	$1,275,700
Nine Months:
Change in valuation allowance	$1,917,598	$239,961	$2,157,559
Other	(70,806)	3,074	(67,732)
Income tax expense (benefit)	$1,846,792	$243,035	$2,089,827

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

A reconciliation of the income tax provision (benefit) based upon the statutory tax rates to the effective rates of our taxable REIT subsidiaries is as follows for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Tax expense (benefit) at Federal statutory rate	$9,496	$(58,503)	$(44,212)	$28,646
State income tax expense, net of federal effect	25,183	148,355	66,562	163,289
Other	27	117	30	(19,706)
Change in valuation allowance - Federal	66,204	1,185,731	244,340	1,917,598
Income tax expense (benefit)	$100,910	$1,275,700	$266,720	$2,089,827

Significant components of the Company's deferred tax assets (liabilities) for its TRS entities are as follows as of September 30, 2018 and December 31, 2017:

Deferred tax assets (liabilities):	September 30, 2018	December 31, 2017
Real estate basis differences	$4,151,295	$4,255,681
Net operating losses	1,543,399	1,380,138
Total deferred tax assets	5,694,694	5,635,819
Valuation allowance	(2,754,092)	(2,428,497)
Net deferred tax assets	$2,940,602	$3,207,322

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

Management has estimated future taxable gains and losses on sale of ZRV real estate assets to determine how much of the deferred tax assets are realizable. This realizability analysis is inherently subjective and actual results could differ from these estimates. Based on an assessment of all factors, it was determined that a valuation allowance of $2,754,000 and $2,428,000 related to Federal and State NOLs and differences in the book and tax basis of assets in ZRV was required as of September 30, 2018 and December 31, 2017, respectively, as management does not expect that ZRV will generate enough taxable income in the future to realize all of the NOL and basis benefits. The Company's Federal and California NOLs within ZRV totaled $6,829,000 and $1,563,000, respectively, as of September 30, 2018. ZRV has Arizona NOLs of $3,511,000 as of September 30, 2018; however, ZRV did not record a deferred tax asset related to the Arizona NOLs as it does not expect to file another Arizona tax return, and thus, the NOLs will not be used. All of the NOLs expire between 2036 and 2037, except for the 2018 Federal NOL which does not expire.

The Company recently discovered that its 2012 federal income tax return was erroneously prepared and filed on IRS Form 1120-REIT, instead of on IRS Form 1120, resulting in the Company's REIT election technically being made beginning with its 2012 tax year instead of beginning with its 2013 tax year as was intended.  Consequently, the Company was in technical violation of certain REIT qualification requirements in 2012 and 2013.  Under the REIT provisions of the federal income tax laws, there are "savings clauses" available for use by REITs to cure the types of technical violations that occurred.  These available savings clauses were designed to assist public REITs in curing inadvertent failures and are self-executing provided that the REIT has "reasonable cause" for the technical violations and complies with certain other procedural requirements, including, in the case of the Company, the payment of a $50,000 penalty to the IRS.   Upon discovery of the error, the Company sought advice of experienced REIT tax counsel and has obtained an opinion of such counsel to the effect that the Company will have reasonable cause for the technical violations and thereby be able to avail itself of the savings clauses.  Consequently, the Company intends to fulfill the relevant procedural requirements of the savings clauses, including payment of the $50,000 penalty, at the earliest opportunity.  In the event that the Company was not able to satisfy the requirements of the savings clauses, the Company potentially could have been prevented from qualifying as a REIT through its 2017 taxable year (but in such case would re-elect REIT status for its 2018 taxable year). The potential tax liability to the Company if it is not successful in using the savings clauses are estimated to be in the range of $3,000,000 to $9,000,000, not including interest and penalties. Based on the advice and opinion of counsel and its own review and analysis of the relevant facts, the Company is confident of its eligibility to benefit from the savings clause provisions to maintain uninterrupted REIT status during its existence and thus has not accrued any potential income tax liability related to this matter, other than the $50,000 penalty discussed above, which has been accrued and recorded in income tax expense for the three and nine months ended September 30, 2018.

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

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

Impaired Loans
The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan may be considered impaired and a specific allowance for loan losses is established.  A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan. Once a loan is identified as impaired, management measures impairment in accordance with ASC 310-10-35.  The fair value of impaired loans is estimated by either an observable market price (if available) or the fair value of the underlying collateral, if collateral dependent.  The fair value of the loan's collateral is determined by third party appraisals (by licensed appraisers), broker price opinions, comparable property sales or other indications of value. Those impaired loans not requiring an allowance represent loans for which the fair value of the collateral exceed the recorded investments in such loans. At September 30, 2018 and December 31, 2017, all impaired loans were evaluated based on the fair value of the collateral by obtaining third party appraisals that valued the collateral primarily by utilizing an income or market approach or some combination of the two.  In accordance with ASC 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  Because appraisals used by management generally include significant unobservable inputs and market data, the Company records the impaired loan as nonrecurring Level 3. Unobservable market data included in appraisals often includes adjustments to comparable property sales for such items as location, size and quality to estimate fair values using a sales comparison approach.  Unobservable market data also includes cash flow assumptions and capitalization rates used to estimate fair values under an income approach.

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

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents information about the Company's assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2018 and December 31, 2017:
	Fair Value Measurements Using
	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2018
Nonrecurring:
Real estate properties:
Commercial	$1,516,000	$—	$—	$1,516,000
Land	4,195,765	—	2,284,260	1,911,505
Total real estate properties	$5,711,765	$—	$2,284,260	$3,427,505

December 31, 2017
Nonrecurring:
Impaired loans:
Residential	$1,115,999	—	$—	$1,115,999
Total impaired loans	$1,115,999	$—	$—	$1,115,999

Real estate properties:
Commercial	$7,460,800	—	$—	$7,460,800
Land	1,914,870			1,914,870
Total real estate properties	$9,375,670	$—	$—	$9,375,670

There was no provision for loan losses or other gain or loss recorded based on the fair value of loan collateral less estimated selling costs for the impaired loans above during the three and nine months ended September 30, 2017. Impairment losses were recorded on real estate properties in the amount of approximately $746,000 and $368,000 during the three months ended September 30, 2018 and 2017, respectively, and $746,000 and $649,000 during the nine months ended September 30, 2018 and 2017, respectively.
There were no liabilities measured at fair value on a non-recurring basis at September 30, 2018 and December 31, 2017. During the three and nine months ended September 30, 2018 and 2017, one property with a book value of approximately $2,338,000 was transferred into Level 1 fair value measurements and an impairment loss of approximately $54,000 was recorded as of September 30, 2018. This property was subsequently sold in October 2018.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

The following table presents quantitative information about Level 3 fair value measurements for assets measured at fair value on a non-recurring basis at September 30, 2018 and December 31, 2017:

At September 30, 2018:

Description	Fair Value	Valuation Technique	Significant Unobservable Inputs	Input/Range	Weighted Average

Real Estate Properties:
Commercial	$1,516,000	Appraisal	Comparable Sales Adjustment	(49.2)% to (41.1)%	N/A
Land	1,911,505	Appraisal	Comparable Sales Adjustment	(50.8)% to 21.9%	N/A
			Estimate of Future Improvements	32.5%	N/A

At December 31, 2017:

Description	Fair Value	Valuation Technique	Significant Unobservable Inputs	Input/Range	Weighted Average

Impaired Loans:
Residential	$1,115,999	Comparable Sales	Comparable Sales Adjustment	(4.6)% to 4.2%	N/A
Real Estate Properties:
Commercial	$7,460,800	Appraisal	Comparable Sales Adjustment	(23.7)% to (11.6)%	(13.5)%
Land	1,914,870	Appraisal	Comparable Sales Adjustment	(50.8)% to 21.9%	N/A
			Estimate of Future Improvements	32.5%	N/A

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

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

The approximate carrying amounts and estimated fair values of financial instruments at September 30, 2018 and December 31, 2017 are as follows:
		Fair Value Measurements at September 30, 2018
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash, cash equivalents and restricted cash	$20,162,000	$20,162,000	$—	$—	$20,162,000
Loans, net	144,212,000	—	—	143,448,000	143,448,000
Investment in limited liability company	2,284,000	—	—	7,711,000	7,711,000
Accrued interest and advances receivable	935,000	—	—	935,000	935,000

Financial liabilities
Accrued interest payable	$166,000	$—	$120,000	$46,000	$166,000
Line of credit payable	20,943,000	—	20,943,000	—	20,943,000
Notes and loans payable	15,808,000	—	2,926,000	12,578,000	15,504,000

		Fair Value Measurements at December 31, 2017
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash, cash equivalents and restricted cash	$5,671,000	$5,671,000	$—	$—	$5,671,000
Loans, net	144,344,000	—	—	144,255,000	144,255,000
Investment in limited liability company	2,141,000	—	—	4,819,000	4,819,000
Accrued interest and advances receivables	1,459,000	—	—	1,459,000	1,459,000

Financial liabilities
Accrued interest payable	$115,000	$—	$77,000	$38,000	$115,000
Line of credit payable	1,555,000		1,555,000	—	1,555,000
Notes and loans payable	30,192,000	—	17,176,000	13,233,000	30,409,000

The fair values of financial instruments in the above table as of September 30, 2018 were determined using an exit price methodology, whereas as of December 31, 2017 the fair values of certain financial instruments were determined using an entrance price methodology (see discussion of adoption of ASU 2016-01 in Note 2).

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Contractual Obligations

As of September 30, 2018, the Company has commitments to advance additional funds to borrowers of construction, rehabilitation and other loans in the total amount of approximately $24,540,000 (including approximately $2,766,000 in interest reserves).

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements (Unaudited)

Legal Proceedings

The Company is involved in various legal actions arising in the normal course of business.  In the opinion of management, such matters will not have a material effect upon the financial position of the Company.

NOTE 15 – SUBSEQUENT EVENTS

In October 2018, the Company sold the unimproved residential and commercial land located in Bethel Island, California and two units in the office condominium complex located in Roseville, California for net sales proceeds totaling approximately $3,326,000 and gain totaling approximately $620,000.

In addition, the ZRV Loan, with a balance of approximately $2,925,000 as of September 30, 2018, was repaid in full in October 2018.

  The Company entered into a definitive merger agreement (the "Merger Agreement") with Ready Capital Corporation ("Ready Capital") on November 7, 2018.  In connection with the proposed merger, the Company's stockholders will exchange their shares of the Company's Common Stock for newly issued shares of Ready Capital.  Pursuant to the terms of the Merger Agreement, each share of the Company's Common Stock will be converted into 1.441 shares of Ready Capital's common stock. The exchange ratio is subject to certain adjustments if either company's adjusted book value per share, as defined in the Merger Agreement, declines by more than 3%. As defined in the Merger Agreement, adjusted book value per share for each company means (i) such company's total consolidated common stockholders' equity after giving pro forma effect to any dividends or other distributions for which the record date is after the exchange ratio determination date but prior to the closing of the merger and as modified for potential transaction-related adjustments, divided by (ii) each respective company's number of shares of common stock issued and outstanding.

The completion of the proposed merger is subject to the satisfaction of certain customary conditions, and is subject to the approval of the stockholders of both Ready Capital and the Company.  The Company cannot provide any assurance that the proposed merger will close in a timely manner or at all.

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

Between 2008 and 2013, we experienced increased delinquent loans and foreclosures which created substantial losses. As a result, we owned significantly more real estate than in the past, which has reduced cash flow and net income. As of September 30, 2018, approximately 9.9% of our loans are impaired and/or past maturity. As of September 30, 2018, we own approximately $59.7 million (book value) of real estate held for sale or investment, which is approximately 26% of total assets. During the nine month period ended September 30, 2018, we sold 18 real estate properties (including ten condominium units at ZRV) for aggregate net sales proceeds of $23,085,000 (including loans receivable totaling $8,679,000) and net gains totaling $2,485,000. We will continue to attempt to sell certain of our properties but may need to sell them for losses. In addition, under the REIT tax rules, we may be subject to a "prohibited transaction" penalty tax on tax gains from the sale of our properties in certain circumstances. In addition, we are also limited in the number and dollar amount of properties we can sell in a given year under the REIT tax rules.

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

Recent increases in market interest rates have increased interest expense under our line of credit facility and certain other of our borrowings that bear interest at variable rates.  Due to competitive conditions in our markets, we have been unable to pass increases in our cost of funds through to our borrowers on the majority of our recent loan investments and, accordingly, the interest rates we receive on our loans has remained relatively unchanged.  This increase in our cost of funds without corresponding increases in the rates we charge our borrowers has resulted in a smaller interest margin and, if these conditions continue, will adversely affect our results of operations in the future. However, as of September 30, 2018, only approximately 14% of our loan portfolio was funded using our line of credit facility though this percentage may increase or decrease in future periods.

Critical Accounting Policies

Please refer to the section of ORM's Annual Report on Form 10-K for the year ended December 31, 2017 entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies" for a discussion of our critical accounting policies. There were no changes to such critical accounting policies during the nine months ended September 30, 2018; however, during the first quarter of 2018, the Company adopted certain new accounting standards as disclosed in Note 2 to the Consolidated Financial Statements.

Results of Operations

Net income increased approximately $2,093,000 and decreased approximately $8,043,000 during the three and nine months ended September 30, 2018, respectively, as compared to the corresponding three and nine month periods ended September 30, 2017. These variances were primarily a result of the items below.

Items that increased net income during the three and nine months ended September 30, 2018 included primarily the following:

•
An increase in interest and related income from loans of $475,000 and $1,263,000 for the three and nine months ended September 30, 2018, as compared to the corresponding periods in 2017, primarily due to an increase in the average balance of performing loans between the three and nine months ended September 30, 2018 and 2017 of approximately 3% and 7% and due to discount and loan fee amortization and late charges collected by the Company on certain loans beginning in 2018.

•
An increase in rental and other income from real estate properties net of expenses on such properties of $186,000 and $571,000 for the three and nine months ended September 30, 2018 (from income of $15,000 and loss of $498,000 during the three and nine months ended September 30, 2017 to income of $201,000 and $73,000 during the three and nine months ended September 30, 2018) due primarily to the sale of certain properties with operating losses in 2017 and 2018.

•
An increase in other income of $96,000 and $88,000 for the three and nine months ended September 30, 2018, as compared to the corresponding periods in 2017, primarily due to increased income from our investment in 1850 De La Cruz, LLC as the applicable lease was extended in July 2018 at the current market rate which resulted in an increase in monthly rental income of approximately $74,000 per month of which 50% ($37,000) is earned by the Company.

•
A decrease in management fees of $109,000 and $595,000 and servicing fees of $93,000 and $176,000 for the three and nine months ended September 30, 2018, as compared to the corresponding periods in 2017, due to the Interim Management Fee adjustment that reduced management fees in the first quarter of 2018 and the subsequent Amendment to the Management Agreement, effective April 1, 2018, that permanently changed the management fee calculation, eliminated servicing fees paid to the Manager and to make additional changes to the compensation of the Manager (as described in Note 9 – "Transactions with Affiliates"). Management fees for the three and nine months ended September 30, 2018 were approximately $384,000 and $1,091,000, respectively, lower than the fees that would have been payable to the Manager using the Prior Management Fee calculation.

•
A decrease in depreciation and amortization of $129,000 and $320,000 for the three and nine months ended September 30, 2018, as compared to the corresponding periods in 2017, due to the sale of certain properties during 2017 and 2018 and the discontinuation of depreciation on certain properties that were moved to Held for Sale in 2017 and 2018.

•
A decrease in income tax expense of $1,125,000 and $1,773,000 for the three and nine months ended September 30, 2018, as compared to the corresponding periods in 2017, primarily as a result of a larger increase in the valuation allowance recorded against deferred tax assets in 2017, due to higher construction costs and lower expected gains from the sales of the ZRV assets in the future. See also discussion of income tax contingency under "Commitments and Contingencies" on page 56 below.

The items that increased net income during the three and nine months ended September 30, 2018 were partially offset by the following:

•
A decrease in gain on sales of real estate of $11,975,000 for the nine months ended September 30, 2018, as compared to the corresponding period in 2017, as a result of the sales of eighteen real estate properties during the nine months ended September 30, 2018, resulting in gain on sales of real estate totaling $2,485,000. We sold six properties (the largest of which was the sale of the TSV land) during the nine months ended September 30, 2017, resulting in gain on sales of real estate totaling $14,460,000.

•
An increase in interest expense of $239,000 and $712,000 for the three and nine months ended September 30, 2018, as compared to the corresponding periods in 2017, due primarily to increased interest expense on the ZRV construction loan as construction was completed in mid-2017 and capitalization of interest was discontinued, and also due to higher balances outstanding and a higher average interest rate on the CB&T line of credit during 2018.

•
An increase in impairment losses on real estate properties of $378,000 and $96,000 for the three and nine months ended September 30, 2018, as compared to the corresponding periods in 2017, due primarily to a reduction of the listing price of our marina property located in Isleton, California at a price that was lower than book value which resulted in an impairment loss of $692,000 recorded during 2018. Although the Company obtained a new appraisal on the property that supported the book value at December 31, 2017, given there has been little interest in the property during 2018, management decided to reduce the price to generate interest to quickly sell the property.

•
An increase in general and administrative expense of $140,000 and $30,000 for the three and nine months ended September 30, 2018, as compared to the corresponding periods in 2017, due primarily to increased legal costs and increased director fees in the third quarter, net of the elimination of the salary related expense reimbursements to the Manager beginning April 1, 2018 pursuant to the Amendment to the Management Agreement and also net of certain legal costs that were covered by the Company's applicable insurance policy during the three and nine months ended September 30, 2018, as compared to the corresponding periods in 2017.

We believe, from period to period in the near term, there could be fluctuations in earnings and net income resulting from the lag time between the sale of our real estate assets and deployment of the proceeds into new loan investments.

Comparison of Results of Operations for Three Months Ended September 30, 2018 and 2017
The following table sets forth our results of operations for the three months ended September 30, 2018 and 2017:
	Three Months Ended September 30,		Increase/(Decrease)
	2018	2017	Amount	Percent
Revenues:
Interest and related income from loans	$3,438,441	$2,963,394	$475,047	16%
Rental and other income from real estate properties	1,140,429	1,265,961	(125,532)	(10)%
Other income	144,635	48,138	96,497	nm
Total revenues	4,723,505	4,277,493	446,012	10%
Expenses:
Management fees to Manager	718,284	827,281	(108,997)	(13)%
Servicing fees to Manager	—	93,179	(93,179)	(100)%
General and administrative expense	650,825	510,574	140,251	27%
Rental and other expenses on real estate properties	939,337	1,251,217	(311,880)	(25)%
Depreciation and amortization	173,640	302,925	(129,285)	(43)%
Interest expense	710,569	471,942	238,627	51%
Provision for (recovery of) loan losses	(242,022)	(396,980)	154,958	(39)%
Impairment losses on real estate properties	745,648	367,831	377,817	nm
Total expenses	3,696,281	3,427,969	268,312	8%
Operating income	1,027,224	849,524	177,700	21%
Gain on sales of real estate, net	1,372,925	582,496	790,429	nm
Income before income taxes	2,400,149	1,432,020	968,129	68%
Income tax expense	(150,910)	(1,275,700)	1,124,790	(88)%
Net income	$2,249,239	$156,320	$2,092,919	nm
nm – not meaningful

Revenues

Interest and related income from loans increased $475,000 (16% increase) during the three months ended September 30, 2018, as compared to 2017. This increase was primarily due to an increase in the average balance of performing loans between the quarter ended September 30, 2018 and the quarter ended September 30, 2017 of approximately 3% and also due to discount and loan fee amortization on certain loans and the collection of 30% of late charges on loans by the Company beginning in April 2018.

Rental and other income from real estate properties decreased $126,000 (10% decrease) during the three months ended September 30, 2018, as compared to 2017, primarily due to the sale of certain operating properties during 2017 and 2018.

Other income increased $96,000 during the three months ended September 30, 2018, as compared to 2017, primarily due to increased income from our investment in 1850 De La Cruz, LLC as the applicable lease was extended effective July 15, 2018 at the current market rate which resulted in an increase in monthly rental income of approximately $74,000 per month of which 50% ($37,000) is earned by the Company.

Expenses

Management fees decreased $109,000 (13% decrease) and servicing fees decreased $93,000 (100% decrease) during the three months ended September 30, 2018, as compared to 2017. The decrease in these fees resulted from the Amendment to the Management Agreement, effective April 1, 2018, that changed the management fee calculation and eliminated payment of servicing fees to the Manager (and made additional changes to the compensation of the Manager as described in Note 9 – "Transactions with Affiliates").

General and administrative expense increased $140,000 (27% increase) during the three months ended September 30, 2018, as compared to 2017. The increase was due primarily to increased legal costs and increased director fees, net of the elimination of salary related expense reimbursements to the Manager beginning April 1, 2018 as a result of the Amendment to the Management Agreement.

Rental and other expenses on real estate properties decreased $312,000 (25% decrease) during the three months ended September 30, 2018, as compared to 2017, primarily due to the sale of certain properties during 2017 and 2018.

Depreciation and amortization expense decreased $129,000 (43% decrease) during the three months ended September 30, 2018, as compared to 2017, primarily due to the sale of certain depreciable properties during 2017 and 2018 and the discontinuation of depreciation on certain properties that were moved to Held for Sale during 2017 and 2018.

Interest expense increased $239,000 (51% increase) during the three months ended September 30, 2018 as compared to 2017, due primarily to higher balances outstanding and a higher average interest rate on the CB&T line of credit during the quarter ended September 30, 2018, as compared to 2017.

The reversal of the provision for loan losses of $242,000 during the three months ended September 30, 2018 was the result of an analysis performed on the loan portfolio. The general loan loss allowance decreased $242,000 during the three months ended September 30, 2018 primarily due to a decrease in the balance of performing commercial loans during the quarter. We recorded a reversal of the provision for loan losses of $397,000 during the three months ended September 30, 2017.

The impairment losses on real estate properties of $746,000 during the three months ended September 30, 2018 was the result of a reduction of the listing price of our marina property located in Isleton, California at a price that was lower than the book value and also due to an agreement to sell our Bethel Island, California land for a net amount that was less than the book value (which sale closed subsequent to quarter end in October). The impairment losses on real estate properties of $368,000 during the three months ended September 30, 2017 was the result of a reduction of the sale price of our marina located in Bethel Island, California and a decrease in the estimated fair market value of our marina located in Isleton, California at the time it was listed for sale during the quarter.

Gain on Sales of Real Estate

Gain on sales of real estate increased $790,000 during the three months ended September 30, 2018, as compared to 2017. During the three months ended September 30, 2018, we sold seven properties (including four condominium units at ZRV) resulting in net gains totaling $1,373,000. During the three months ended September 30, 2017, we sold two real estate properties for gains totaling $582,000.

Income Tax Expense/Benefit

Income tax expense (primarily related to our taxable REIT subsidiaries) decreased $1,125,000 (88% decrease) during the three months ended September 30, 2018, as compared to 2017. The decrease was primarily the result of an increase in the valuation allowance recorded against deferred tax assets as a result of higher construction costs and lower expected gains from future sales of ZRV assets in the Company's analysis during the quarter ended September 30, 2017.  The Company's effective tax rate for 2018 differed from the statutory tax rate primarily due to an increase in the valuation allowance on deferred tax assets.  Management has estimated future taxable gains and losses on sale of ZRV real estate assets to determine how much of the deferred tax assets are realizable. This realizability analysis is inherently subjective and actual results could differ from these estimates. See also discussion of income tax contingency under "Commitments and Contingencies" on page 56 below.

Comparison of Results of Operations for Nine Months Ended September 30, 2018 and 2017

The following table sets forth our results of operations for the nine months ended September 30, 2018 and 2017:
	Nine Months Ended September 30,		Increase/(Decrease)
	2018	2017	Amount	Percent
Revenues:
Interest and related income from loans	$9,414,838	$8,151,798	$1,263,040	15%
Rental and other income from real estate properties	3,420,818	3,392,168	28,650	1%
Other income	225,815	138,222	87,593	63%
Total revenues	13,061,471	11,682,188	1,379,283	12%
Expenses:
Management fees to Manager	2,185,999	2,781,474	(595,475)	(21)%
Servicing fees to Manager	95,143	270,834	(175,691)	(65)%
General and administrative expense	1,570,759	1,540,260	30,499	2%
Rental and other expenses on real estate properties	3,348,088	3,890,536	(542,448)	(14)%
Depreciation and amortization	596,840	916,668	(319,828)	(35)%
Interest expense	1,833,275	1,120,917	712,358	64%
Reversal of loan losses	(207,654)	(221,700)	14,046	(6)%
Impairment losses on real estate properties	745,648	649,457	96,191	15%
Total expenses	10,168,098	10,948,446	(780,348)	(7)%
Operating income	2,893,373	733,742	2,159,631	nm
Gain on sales of real estate, net	2,484,740	14,460,030	(11,975,290)	(83)%
Income before income taxes	5,378,113	15,193,772	(9,815,659)	(65)%
Income tax expense	(316,720)	(2,089,827)	1,773,107	(85)%
Net income	$5,061,393	$13,103,945	$(8,042,552)	(61)%
nm – not meaningful

Revenues

Interest and related income from loans increased $1,263,000 (15% increase) during the nine months ended September 30, 2018, as compared to 2017. This increase was primarily due to an increase in the average balance of performing loans between the nine months ended September 30, 2018 and the nine months ended September 30, 2017 of approximately 7% and also due to discount and loan fee amortization on certain loans and the collection of 30% of late charges by the Company on loans beginning in April 2018.

Other income increased $88,000 (63% increase) during the nine months ended September 30, 2018, as compared to 2017, primarily due to increased income from our investment in 1850 De La Cruz, LLC as the applicable lease was extended effective July 15, 2018 at the current market rate which resulted in an increase in monthly rental income of approximately $74,000 per month of which 50% ($37,000) was earned by the Company.

Expenses

Management fees decreased $595,000 (21% decrease) and servicing fees decreased $176,000 (65% decrease) during the nine months ended September 30, 2018, as compared to 2017. The decrease in these fees resulted from the impact of the Interim Management Fee that was effective from July 1, 2017 through March 31, 2018 and the Amendment to the Management Agreement, effective April 1, 2018, that further changed the management fee calculation and eliminated payment of servicing fees to the Manager (and made additional changes to the compensation of the Manager as described in Note 9 – "Transactions with Affiliates"). Management fees for the nine months ended September 30, 2018 were approximately $1,091,000 lower than the management fees that would have been payable to the Manager using the Prior Management Fee calculation.

General and administrative expense increased $30,000 (2% increase) during the nine months ended September 30, 2018, as compared to 2017. The increase was due primarily to increased director fees, net of the elimination of salary related expense reimbursements to the Manager beginning April 1, 2018 as a result of the Amendment to the Management Agreement and net of lower legal costs incurred by the Company as certain legal costs were covered by the Company's applicable insurance policy during the nine months ended September 30, 2018, as compared to 2017.

Rental and other expenses on real estate properties decreased $542,000 (14% decrease) during the nine months ended September 30, 2018, as compared to 2017, primarily due to the sale of certain properties during 2017 and 2018. The decrease from the sale of these properties was partially offset by an increase in operating costs related to the ZRV condominium and commercial units at our property located in South Lake Tahoe, California during the nine months ended September 30, 2018 (as compared to 2017).

Depreciation and amortization expense decreased $320,000 (35% decrease) during the nine months ended September 30, 2018, as compared to 2017, primarily due to the sale of certain depreciable properties during 2017 and 2018 and the discontinuation of depreciation on certain properties that were moved to Held for Sale during 2017 and 2018.

Interest expense increased $712,000 (64% increase) during the nine months ended September 30, 2018 as compared to 2017, due primarily to increased interest expense on the ZRV construction loan as construction was completed in mid-2017 and capitalization of interest was discontinued and also due to higher balances outstanding and a higher average interest rate on the CB&T line of credit during the nine months ended September 30, 2018, as compared to 2017.

The reversal of the provision for loan losses of $208,000 during the nine months ended September 30, 2018 was the result of an analysis performed on the loan portfolio. The general loan loss allowance decreased $208,000 during the nine months ended September 30, 2018 primarily due to a decrease in the balance of commercial performing loans and due to a recovery of $76,000 on a previously charged off loan. The specific loan loss allowance decreased $187,000 during the nine months ended September 30, 2018 as a result of a charge-off against the allowance for loan losses from the partial payoff of an impaired loan during the nine month period. We recorded a reversal of the provision for loan losses of $222,000 during the nine months ended September 30, 2017.

The impairment losses on real estate properties of $746,000 during the nine months ended September 30, 2018 was the result of a reduction of the listing price of our marina property located in Isleton, California at a price that was lower than the book value and also due to an agreement to sell our Bethel Island, California land for a net amount that was less than the book value (which sale closed subsequent to quarter end in October). The impairment losses on real estate properties of $649,000 during the nine months ended September 30, 2017 was the result of an agreement to sell our marina located in Bethel Island, California at a price that was lower than the book value and a decrease in the estimated fair market value of our marina located in Isleton, California at the time it was listed for sale during the quarter ended September 30, 2017.

Gain on Sales of Real Estate

Gain on sales of real estate decreased $11,975,000 (83% decrease) during the nine months ended September 30, 2018, as compared to 2017. During the nine months ended September 30, 2018, we sold eighteen properties (including ten condominium units at ZRV) resulting in net gains totaling $2,485,000. During the nine months ended September 30, 2017, we sold six properties resulting in gains totaling $14,460,000.

Income Tax Expense/Benefit

Income tax expense (primarily related to our taxable REIT subsidiaries) decreased $1,773,000 (85% decrease) during the nine months ended September 30, 2018, as compared to 2017. This decrease was primarily the result of an increase in the valuation allowance recorded against deferred tax assets as a result of higher construction costs and lower expected gains from future sales of ZRV assets in the Company's analysis during the nine months ended September 30, 2017. The Company's effective tax rate for 2018 differed from the statutory tax rate primarily due to an increase in the valuation allowance on deferred tax assets.  Management has estimated future taxable gains and losses on sales of ZRV real estate assets to determine how much of the deferred tax assets are realizable. This realizability analysis is inherently subjective and actual results could differ from these estimates. See also discussion of income tax contingency under "Commitments and Contingencies" on page 56 below.

Financial Condition

September 30, 2018 and December 31, 2017

Loan Portfolio

During the quarter ended September 30, 2018, we originated three new loans with aggregate principal balances totaling $5,015,000 ($7,150,000 when fully funded) and advanced additional amounts to borrowers on existing loans of approximately $4,995,000 (total of $10,010,000). We extended the maturity dates of two loans (by between twelve and eighteen months) with principal balances aggregating approximately $3,340,000 during the quarter ended September 30, 2018. We also received full or partial payoffs (including principal amortization) on eighteen loans totaling $36,098,000 during the quarter.

Our portfolio of loan investments remained the same at 61 loans and the average loan balance decreased from $2,396,000 to $2,389,000, between December 31, 2017 and September 30, 2018.

As of September 30, 2018 and December 31, 2017, we had eight and nine loans that were impaired totaling approximately $5,807,000 (4.0% of the portfolio) and $8,534,000 (5.8%), respectively.  This included matured loans totaling $5,605,000 and $7,107,000, respectively. In addition, $8,544,000 (5.9%) and $7,585,000 (5.2%) of loans were past maturity but current with respect to monthly payments as of September 30, 2018 and December 31, 2017, respectively (combined total of impaired and past maturity loans of $14,351,000 (9.9%) and $16,119,000 (11.0%), respectively). As of September 30, 2018, two loans with principal balances totaling approximately $1,937,000 were in the process of foreclosure and no loans involved borrowers who were in bankruptcy. As of December 31, 2017, no loans were in the process of foreclosure or involved borrowers who were in bankruptcy.

As of September 30, 2018 and December 31, 2017, approximately $145,519,000 (99.9%) and $145,958,000 (99.9%) of our loans are interest-only and require the borrower to make a "balloon payment" on the principal amount upon maturity of the loan. To the extent that a borrower has an obligation to pay mortgage loan principal in a large lump sum payment, its ability to satisfy this obligation may be dependent upon its ability to sell the property, obtain suitable refinancing or otherwise raise a substantial cash amount. As a result, these loans involve a higher risk of default than fully amortizing loans. Borrowers occasionally are not able to pay the full amount due at the maturity date.  We may allow these borrowers to continue making the regularly scheduled monthly interest payments for certain periods of time to assist the borrower in meeting the balloon payment obligation without formally filing a notice of default.  These loans for which the principal is due and payable, but the borrower has failed to make such payment of principal, are referred to as "past maturity loans". As of September 30, 2018 and December 31, 2017, we had thirteen and thirteen past maturity loans totaling approximately $14,149,000 and $14,692,000, respectively.

As of September 30, 2018 and December 31, 2017, we held the following types of loans:

	September 30, 2018	December 31, 2017
By Property Type:
Commercial	$133,117,592	$127,873,281
Residential	7,669,017	13,170,795
Land	4,935,200	5,127,574
	$145,721,809	$146,171,650
By Position:
Senior loans	$142,072,738	$142,782,492
Junior loans	3,649,071	3,389,158
	$145,721,809	$146,171,650

The types of property securing our commercial real estate loans are as follows as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Commercial Real Estate Loans:
Office	$26,052,765	$29,480,103
Retail	51,889,629	32,329,395
Storage	8,227,439	15,807,016
Apartment	17,877,633	24,582,181
Hotel	8,985,000	11,777,351
Industrial	2,855,602	2,690,000
Warehouse	3,000,000	3,000,000
Marina	3,580,000	3,580,000
Assisted care	7,132,855	1,650,000
Golf course	3,116,669	1,212,851
Restaurant	400,000	1,764,384
	$133,117,592	$127,873,281

Scheduled maturities of loan investments as of September 30, 2018 and the interest rate sensitivity of such loans were as follows:

	Fixed	Variable
	Interest	Interest
	Rate	Rate	Total
Twelve months ending September 30:
2018 (past maturity)	$14,148,774	$—	$14,148,774
2019	57,827,347	11,287,517	69,114,864
2020	15,767,709	33,366,487	49,134,196
2021	5,482,855	7,638,571	13,121,426
2022	—	—	—
2023	—	—	—
Thereafter (through Mar. 2028)	202,549	—	202,549
	$93,429,234	$52,292,575	$145,721,809

Our variable rate loans currently use as indices the Prime, three-month or six-month LIBOR rates (5.25%, 2.40% and 2.60%, respectively, as of September 30, 2018), or include terms whereby the interest rate is increased at a later date. Premiums over these indices vary for each loan and all such loans have specified floor rates.

The following is a schedule by geographic location of loan investments as of September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
	Balance	Percentage	Balance	Percentage
California	$101,563,409	69.70%	$110,884,117	75.86%
Arizona	—	—%	815,890	0.56%
Colorado	4,854,906	3.33%	4,380,616	3.00%
Hawaii	1,443,789	0.99%	1,450,000	0.99%
Illinois	—	—%	1,364,384	0.93%
Indiana	3,702,031	2.54%	388,793	0.27%
Michigan	8,985,000	6.17%	10,714,764	7.33%
Nevada	513,107	0.35%	1,653,107	1.13%
Ohio	—	—%	3,755,000	2.57%
Pennsylvania	5,482,855	3.76%	—	—%
Texas	16,788,048	11.52%	6,625,000	4.53%
Washington	—	—%	3,159,460	2.16%
Wisconsin	2,388,664	1.64%	980,519	0.67%
	$145,721,809	100.00%	$146,171,650	100.00%

As of September 30, 2018 and December 31, 2017, our loans secured by real property collateral located in Northern California totaled approximately 61% ($89,151,000) and 54% ($78,465,000), respectively, of the loan portfolio. The Northern California region (which includes Monterey, Fresno, Kings, Tulare and Inyo counties and all counties north) is a large geographic area which has a diversified economic base. The ability of borrowers to repay loans is influenced by the economic strength of the region and the impact of prevailing market conditions on the value of real estate.

Allowance for Loan Losses

The allowance for loan losses decreased by $318,000 and $568,000 (allowance and recoveries net of charge-offs) during the nine months ended September 30, 2018 and 2017, respectively.  Management believes that the allowance is sufficient given the estimated underlying collateral values of impaired loans and estimates of probable incurred credit losses on loans not considered to be impaired. There is no precise method used to predict delinquency rates or losses on specific loans.  Management has considered the number and amount of delinquent loans, loans subject to workout agreements and loans in bankruptcy in determining the allowance for loan losses, but there can be no absolute assurance that the allowance is sufficient.  Because any decision regarding allowance for loan losses reflects judgment about the probability of losses yet to be realized, there is an inherent risk that such judgments will prove incorrect.  Upon realization, actual losses may exceed (or be less than) the amount of any reserve.  To the extent that we experience losses greater than the amount of our reserves, we may incur a charge to earnings that will adversely affect operating results and the amount of any dividends paid.

Changes in the allowance for loan losses for the nine months ended September 30, 2018 and 2017 were as follows:

	September 30, 2018	September 30, 2017
Balance, beginning of period	$1,827,806	$2,706,822
Reversal of loan losses	(207,654)	(221,700)
Recoveries	76,234	27,000
Charge-offs	(186,708)	(373,766)
Balance, end of period	$1,509,678	$2,138,356

As of September 30, 2018 and December 31, 2017, there was a general allowance for loan losses of $1,509,678 and $1,641,098, respectively, and a specific allowance for loan losses in the amount of $0 and $186,708, respectively.

Real Estate Properties Held for Sale and Investment

As of September 30, 2018, we held title to thirteen properties that were acquired through foreclosure with a total carrying amount of approximately $59,736,000 (including properties held in one corporation and four limited liability companies), net of accumulated depreciation on real estate held for investment of $2,519,000. As of September 30, 2018, properties held for sale total $37,026,000 and properties held for investment total $22,710,000. When we acquire property by foreclosure, we typically earn less income on those properties than could be earned on loans and may not be able to sell the properties in a timely manner.

Real estate held for sale is comprised of the following properties as of September 30, 2018 and December 31, 2017:
	September 30, 2018	December 31, 2017
Commercial buildings, Roseville, California – transferred from Held for Investment in 2018	$482,609	$—
Undeveloped, industrial land, San Jose, California – transferred from Held for Investment in 2018	1,911,505	—
Undeveloped land, Auburn, California (formerly part of golf course owned by DarkHorse Golf Club, LLC) – transferred from Held for Investment in 2018	103,198	—
Office condominium complex (7 units in 2018 – 6 units sold in 2018), Roseville, California – transferred from Held for Investment in 2018	1,480,403	—
73 improved, residential lots, Auburn, California (held within Zalanta Resort at the Village, LLC)	4,121,867	4,121,867
Undeveloped, residential land, Coolidge, Arizona	1,017,600	1,017,600
Golf course, Auburn, California (held within Lone Star Golf, Inc.) – sold in 2018	—	1,999,449
12 condominium and 3 commercial units, Tacoma, Washington (held within Broadway & Commerce, LLC) – transferred from Held for Investment in 2018	2,239,125	—
2 improved residential lots, Coeur D'Alene, Idaho – 1 lot sold in 2018	266,103	350,897
Marina and yacht club with 179 boat slips, Isleton, California (held within Brannan Island, LLC)	1,516,000	2,207,675
Unimproved, residential and commercial land, Bethel Island, California (held within Sandmound Marina, LLC) – sold in October 2018	2,284,260	2,338,233
Assisted living facility, Bensalem, Pennsylvania – sold in 2018	—	5,253,125
Retail complex and residential condominium units (13 units in 2018 and 23 units in 2017), South Lake Tahoe, California (held within Zalanta Resort at the Village, LLC) – 10 residential units sold in 2018	21,603,423	32,260,603
Residential land, South Lake Tahoe, California (held within Zalanta Resort at the Village – Phase II, LLC) – transferred to Held for Investment in 2018	—	6,561,023
	$37,026,093	$56,110,472

Real estate held for investment is comprised of the following properties as of September 30, 2018 and December 31, 2017:
	September 30, 2018	December 31, 2017
Commercial buildings, Roseville, California – transferred to Held for Sale in 2018	$—	$492,350
Undeveloped, industrial land, San Jose, California – transferred to Held for Sale in 2018	—	1,914,870
Undeveloped land, Auburn, California (formerly part of golf course owned by DarkHorse Golf Club, LLC) - transferred to Held for Sale in 2018	—	103,198
Office condominium complex (13 units in 2017), Roseville, California – transferred to Held for Sale in 2018	—	2,865,002
1/7th interest in single family home, Lincoln City, Oregon – sold in 2018	—	93,647
12 condominium and 3 commercial units, Tacoma, Washington (held within Broadway & Commerce, LLC) – transferred to Held for Sale in 2018	—	2,263,348
Retail Complex, South Lake Tahoe, California (held within Tahoe Stateline Venture, LLC)	16,148,516	16,623,238
Residential land, South Lake Tahoe, California (held within Zalanta Resort at the Village – Phase II, LLC) – transferred from Held for Sale in 2018	6,561,023	—
	$22,709,539	$24,355,653

Changes in real estate held for sale and investment during the nine months ended September 30, 2018 and September 30, 2017 were as follows:
	September 30, 2018	September 30, 2017
Balance, beginning of period	$80,466,125	$113,123,398
Investments in real estate properties	429,437	10,596,502
Amortization of deferred finance costs capitalized into construction project	—	76,260
Sales of real estate properties	(19,854,259)	(39,905,681)
Impairment losses on real estate properties	(745,648)	(649,457)
Depreciation of properties held for investment	(560,023)	(872,381)
Balance, end of period	$59,735,632	$82,368,641

Six of the Company's thirteen properties do not currently generate revenue. Nine of the Company's twenty-three commercial leases are set to expire during the twelve months ending September 30, 2019. All of the Company's twelve residential leases are either on a month-to-month basis or will expire during the twelve months ended September 30, 2019. The Company expects that new leases will be signed with existing or new tenants for the majority of these spaces and at rental rates that are at market and are at or above expiring rental amounts.

During the three and nine months ended September 30, 2018, the Company recorded impairment losses totaling  approximately $746,000 on the marina property located in Isleton, California (impairment of $692,000) due to a reduction in the listing price of the property and, thus, the net fair market value estimated by management and the unimproved residential and commercial land located in Bethel Island, California (impairment of $54,000) as a result of the sale of the land subsequent to quarter end in October 2018.

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

2018 Transfers

During the nine months ended September 30, 2018, the Company transferred five properties (two office, one residential and two land) with book values totaling approximately $6,725,000 from "Held for investment" to "Held for sale" as the properties were listed for sale and sales are expected within a one year period. The transfers did not result in losses. In addition, during the nine months ended September 30, 2018, the Company transferred one land property with a book value of approximately $6,561,000 from "Held for sale" to "Held for investment" because the property is no longer listed for sale.

Sales Activity

During the nine months ended September 30, 2018, we sold eight real estate properties (two partially) with details as follows:
	Net Sales Proceeds	Gain (Loss)
Assisted living facility, Bensalem, Pennsylvania*	$5,470,700	$(494,786)
Residential condominium units (10 units), South Lake Tahoe, California (held within Zalanta Resort at the Village, LLC)**	11,931,835	867,560
Office condominium complex (5 units – 4 sales), Roseville, California	3,025,805	1,681,755
1/7th interest in single family home, Lincoln City, Oregon	88,161	(9,486)
One improved residential lot, Coeur D'Alene, Idaho	392,120	303,519
Golf course, Auburn, California (held within Lone Star Golf, Inc.)***	2,176,047	136,178
	$23,084,668	$2,484,740
* Net sales proceeds included carryback loan of $5,875,000, net of $468,705 discount ($5,406,295 net).
** Net sales proceeds included two carryback loans totaling $1,462,500.
***Net sales proceeds included carryback loans totaling $1,810,270.

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

Foreclosure Activity

We foreclosed on no loans during the nine months ended September 30, 2018 and 2017.

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

The net income to the Company from its investment in 1850 De La Cruz was approximately $143,000 and $46,000 for the three months ended September 30, 2018 and 2017, respectively, and $223,000 and $137,000 for the nine months ended September 30, 2018 and 2017, respectively. The Company received distributions from 1850 of $80,000 during the three and nine months ended September 30, 2018 and $90,000 during the three and nine months ended September 30, 2017.

Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash increased from approximately $5,671,000 as of December 31, 2017 to $20,162,000 as of September 30, 2018 ($14,491,000 increase) primarily due to repayments received on two loans totaling approximately $15,175,000 on the last business day of the quarter. These funds were used to pay down the line of credit on October 1, 2018.

Interest and Other Receivables

Interest and other receivables decreased from approximately $2,430,000 as of December 31, 2017 to $1,083,000 as of September 30, 2018 ($1,348,000 or 55% decrease) due primarily to the repayment of advances in the amount of approximately $486,000 on one impaired loan with the sale of the final collateral securing the loan and the reduction of a $700,000 receivable due from the tenant of the assisted living facility located in Bensalem, Pennsylvania as part of the sale that was closed during the first quarter of 2018.

Real Estate Held for Sale and Investment

Real estate held for sale and investment decreased from approximately $80,466,000 as of December 31, 2017 to $59,736,000 as of September 30, 2018 ($20,730,000 or 26% decrease) due to the sale of eighteen properties (including ten condominium units at ZRV) during the nine months ended September 30, 2018.

Dividends Payable

Dividends payable increased from approximately $1,572,000 as of December 31, 2017 to $1,697,000 as of
September 30, 2018 ($125,000 or 8% increase) because the dividend declared and accrued as of September 30, 2018 was a regular dividend of $0.20 per share, whereas the dividend declared and accrued as of December 31, 2017 included a regular dividend of $0.10 per share and dividends accrued in the form of a tax payment made on behalf of stockholders of approximately $640,000.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities decreased from approximately $1,390,000 as of December 31, 2017 to approximately $1,348,000 as of September 30, 2018 ($43,000 or 3% decrease) due primarily to a decrease in payables as a result of the sales of real estate properties during 2017 and the nine months ended September 30, 2018.

Deferred Gains

Deferred gains decreased from approximately $303,000 as of December 31, 2017 to no balance as of September 30, 2018 ($303,000 or 100% decrease), due the adoption of ASU 2014-09 which required us to reevaluate four past real estate transactions where the sale was financed by the Company and the transition adjustment resulted in the reversal of deferred gains on two sales in the total amount of $303,000.

Forward Contract Liability

Forward contract liability decreased from approximately $2,731,000 as of December 31, 2017 to no balance as of September 30, 2018 ($2,731,000 or 100% decrease), due to the Settlement Agreement dated December 29, 2017 between the Company and Freestone for the purchase of 810,937 of our Common Stock (the "Freestone Shares") from Freestone Capital Management, LLC and certain of its affiliates. As of December 31, 2017, 669,058 of the Freestone Shares had been repurchased and the remaining 141,879 shares were repurchased on January 12, 2018; thus, requiring the Company to record a liability as of December 31, 2017.

Line of Credit Payable

Line of credit payable increased from $1,555,000 as of December 31, 2017 to $20,943,000 as of September 30, 2018 ($19,388,000 increase) due primarily to advances on the line of credit for loan originations and stock repurchases during 2018. The line was paid down by $15,600,000 on October 1, 2018 with cash received on September 28, 2018 from repayment of loans.

Notes and Loans Payable on Real Estate

Notes and loans payable decreased from $30,192,000 as of December 31, 2017 to $15,808,000 as of September 30, 2018 ($14,385,000 or 48% decrease) due primarily to the sale of ten condominiums at ZRV and the repayment of the note payable from the sales proceeds during 2018. The ZRV loan with a balance of $2,925,000 at September 30, 2018 was fully repaid in October 2018 (subsequent to quarter end).

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

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover probable incurred credit losses. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Loan losses deemed to be uncollectible are charged against the allowance for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses. As of September 30, 2018, management believes that the allowance for loan losses of approximately $1,510,000 is adequate in amount to cover probable incurred credit losses. Because of the number of variables involved, the magnitude of swings possible and management's inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by management. As of September 30, 2018, eight loans totaling $5,807,000 were impaired. This includes seven past maturity loans of $5,605,000. These impaired loans had no specific reserves. After management's evaluation of the loan portfolio, we recorded a net decrease in the allowance for loan losses of approximately $318,000 during the nine months ended September 30, 2018 (charge-off against the specific loan loss allowance of $187,000, recovery of $76,000 on a previously charged-off loan and increase in general allowance of $207,000).  Management believes that the specific allowance for loan losses is appropriate given the estimated fair values of the underlying collateral of impaired loans.

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

We require liquidity to:

•	fund future loan investments;
•	to improve and maintain real estate properties;
•	to repay principal and interest on our borrowings;
•	to pay our expenses, including compensation to our Manager;
•	to pay U.S. federal, state, and local taxes of our TRSs;
•	to repurchase our Common Stock under share repurchase plans, as applicable;
•	to distribute a minimum of 90% of our REIT taxable income and to make investments in a manner that enables us to maintain our qualification as a REIT; and
•	to make tax payments associated with undistributed capital gains.
We intend to meet these liquidity requirements primarily through the following:

•	the use of our cash and cash equivalent balances of $16,662,000 (net of restricted cash) as of September 30, 2018;
•	cash generated from operating activities, including interest income from our loan portfolio and income generated from our real estate properties;
•	proceeds from the sales of real estate properties;
•	proceeds from our line of credit;
•	proceeds from future borrowings, including potential additional lines of credit; and
•	proceeds from potential future offerings of our equity securities.

The following table summarizes our cash flow activity for the periods presented:

	Nine Months Ended September 30,
	2018	2017
Net cash provided by (used in) operating activities	$4,366,480	$(70,516)
Net cash provided by investing activities	22,841,222	36,212,850
Net cash used in financing activities	(12,716,226)	(15,208,508)

During the nine months ended September 30, 2018, our cash, cash equivalents and restricted cash increased approximately $14,491,000.

Operating Activities

Cash flows from operating activities are primarily rental and other income from real estate properties, net of real estate expenses, and interest received from our investments in loans, partially offset by payment of operating expenses. For the nine months ended September 30, 2018, cash flows from operating activities increased $4,437,000, compared to the nine months ended September 30, 2017. The increase in cash primarily reflects increased operating income and a decrease in amounts paid to satisfy accounts payable balances during the nine month period in 2018 as compared to 2017.

Investing Activities

Net cash provided by investing activities for both periods presented reflect our investing activity. For the nine months ended September 30, 2018, cash flows from investing activities decreased $13,372,000 as compared to the nine months ended September 30, 2017. Approximately $22,841,000 was provided by investing activities during the nine months ended September 30, 2018 as $82,042,000 was received from the payoff of loans and sales of real estate properties, which was partially offset by $59,201,000 that was used for investment in loans and improvements to real estate properties.  Approximately $36,213,000 was provided by investing activities during the nine month period of 2017 as $101,624,000 was received from the sales of real estate and from loan payoffs, which was partially offset by $65,395,000 that was used for investments in loans and improvements to real estate properties.

Financing Activities

Net cash used in financing activities totaled approximately $12,716,000 for the nine months ended September 30, 2018 and consisted primarily of $59,624,000 in repayments on our line of credit and notes payable, $12,370,000 in purchases of treasury stock, $440,000 in payment of deferred financing costs and $4,768,000 in dividends and income taxes paid to or on behalf of stockholders, net of $64,485,000 in advances on our line of credit and notes payable. Net cash used in financing activities totaled approximately $15,209,000 for the nine months ended September 30, 2017 and consisted primarily of $8,758,000 of net repayments on our line of credit and notes payable, $3,197,000 in purchases of treasury stock and $3,241,000 of dividends and income taxes paid to or on behalf of stockholders.

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

Contractual Obligations and Commitments
Except for the Amendment to the Management Agreement that was entered into by the Company and OFG effective April 1, 2018, as described in Note 9 – "Transactions with Affiliates", there were no material changes outside of the ordinary course of business in the contractual obligations and commitments as reported in our Annual Report on Form 10-K for the year ended December 31, 2017.  All of our debt obligations are described in more detail in Note 7 — "Line of Credit Payable" and Note 8 – "Notes and Loans Payable on Real Estate."  Refer to Note 14 — "Commitments and Contingencies" and below for a description of our other contractual obligations as of September 30, 2018.

Company Debt

The terms of the Company debt summarized below are described in more detail in Note 7 – "Line of Credit Payable" and Note 8 – "Notes and Loans Payable on Real Estate".

CB&T Line of Credit

As of September 30, 2018, the total amount available to borrow under the CB&T line of credit facility was $49,657,000 and the balance outstanding was $20,943,000, including $0 on the sublimit facility (leaving $28,714,000 available). As of November 5, 2018, the total amount available to borrow under the CB&T line of credit facility is $49,484,000 and the balance outstanding was $5,608,000, with no balance outstanding on the sublimit facility (leaving $43,876,000 available).  Interest on borrowings under the CB&T line of credit facility are payable monthly and all amounts outstanding under the facility are to be repaid not later than May 15, 2020 and advances may be made up to that date.

Tahoe Stateline Venture, LLC Loan Payable
The full amount available under the TSV Loan has been borrowed, and the balance of the TSV Loan was approximately $12,967,000 as of September 30, 2018 and $12,904,000 as of November 5, 2018. Principal and interest is payable monthly and the balance of the loan is due on the maturity date, which is January 1, 2021.

ZRV Construction Loan
The balance of the ZRV Loan was approximately $2,925,000 as of September 30, 2018. Monthly interest payments were required. The ZRV Loan was repaid in full in October 2018 (subsequent to quarter end).

Commitments and Contingencies

As of September 30, 2018, we have commitments to advance additional funds to borrowers of construction, rehabilitation and other loans (including interest reserves) in the total amount of approximately $24,540,000.
The Company recently discovered that its 2012 federal income tax return was erroneously prepared and filed on IRS Form 1120-REIT, instead of on IRS Form 1120, resulting in the Company's REIT election technically being made beginning with its 2012 tax year instead of beginning with its 2013 tax year as was intended.  Consequently, the Company was in technical violation of certain REIT qualification requirements in 2012 and 2013.  Under the REIT provisions of the federal income tax laws, there are "savings clauses" available for use by REITs to cure the types of technical violations that occurred.  These available savings clauses were designed to assist public REITs in curing inadvertent failures and are self-executing provided that the REIT has "reasonable cause" for the technical violations and complies with certain other procedural requirements, including, in the case of the Company, the payment of a $50,000 penalty to the IRS.   Upon discovery of the error, the Company sought advice of experienced REIT tax counsel and has obtained an opinion of such counsel to the effect that the Company will have reasonable cause for the technical violations and thereby be able to avail itself of the savings clauses.  Consequently, the Company intends to fulfill the relevant procedural requirements of the savings clauses, including payment of the $50,000 penalty, at the earliest opportunity.  In the event that the Company was not able to satisfy the requirements of the savings clauses, the Company potentially could have been prevented from qualifying as a REIT through its 2017 taxable year (but in such case would re-elect REIT status for its 2018 taxable year). The potential tax liability to the Company if it is not successful in using the savings clauses are estimated to be in the range of $3,000,000 to $9,000,000, not including interest and penalties. Based on the advice and opinion of counsel and its own review and analysis of the relevant facts, the Company is confident of its eligibility to benefit from the savings clause provisions to maintain uninterrupted REIT status during its existence and thus has not accrued any potential income tax liability related to this matter, other than the $50,000 penalty discussed above, which has been accrued and recorded in income tax expense for the three and nine months ended September 30, 2018.  In particular, based on the Company's review of the facts and circumstances surrounding the filing of the 2012 federal tax return, the Company believes that it acted with ordinary business care and prudence, as required by the definition of "reasonable cause", in reasonably relying on the advice of its former outside tax advisor with respect to the proper preparation and IRS form filing for its short 2012 tax year. Additionally, the Company's confidence in its position is bolstered by the legislative language and legislative history behind the savings clauses, which provide that Congress viewed REIT disqualification as a result of inadvertent technical violations to be inappropriate, and instead imposed a reasonable penalty regime in the form of the savings clauses.

Contingency Reserves

We are required to maintain cash, cash equivalents and marketable securities as contingency reserves in an aggregate amount of at least 1.50% of Capital (as defined in our charter). Although the Manager believes the contingency reserves are adequate, it could become necessary for us to sell or otherwise liquidate certain of our investments or other assets to cover such contingencies on terms which might not be favorable to us. The contingency reserves held in cash and cash equivalents were approximately $3,266,000 and $3,464,000 as of September 30, 2018 and December 31, 2017, respectively.

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

Our operating results are exposed to the risks related to interest rate fluctuations as the results depend to a significant extent on the differences between income from our loans and our borrowing costs. We generally originate fixed rate loan investments and partially finance those investments with floating rate liabilities.  Our investments in fixed rate assets are generally exposed to changes in value due to interest rate fluctuations; however, the short maturity and low debt to investments of our loan portfolio are intended to partially offset that risk. Our average weighted maturity of fixed rate loans as of September 30, 2018 is approximately 7 months, though in the past we have extended the maturity date on certain loans which would increase our exposure to interest rate risk.  However, our outstanding variable rate debt to loan investments as of September 30, 2018 is 16%. All of our variable rate investment loans and certain of our borrowings are subject to various interest rate floors. As a result, the impact of a change in interest rates may be different on our interest income than it is on our interest expense.  As a result of the floors on our variable rate investment loans (which are a small part of our loan portfolio), and the short term nature of these loans, the impact of a change in prevailing interest rates on our income is unlikely to be material.

The following table projects the potential impact on our interest expense for a 12-month period assuming an instantaneous increase of 100 basis points in the LIBOR interest rate curve and one percent in the Prime Rate based on balances outstanding as of September 30, 2018:

	As of and for the period ended September 30, 2018
	Variable Rate Loans tied to Libor	Variable Rate Loans tied to Prime Rate	Total

Aggregate Principal Balance of Debt	$—	$23,868,098	$23,868,098

Effect of 100 basis point increase in the Libor Curve	$—	$—	$—
Effect of one percent increase in the Prime Rate	—	238,681	238,681
Totals	$—	$238,681	$238,681

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

Item 4. Controls and Procedures

Management of the Company carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the fiscal quarter ended September 30, 2018. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018, which is the end of the period covered by this quarterly report on Form 10-Q,  the Company's disclosure controls and procedures are effective.

There have been no changes in the Company's internal control over financial reporting in the fiscal quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes information about the Company's repurchases of its shares of Common Stock, based on settlement date, during the quarterly period ended September 30, 2018:

Issuer Repurchase of Equity Securitiesi

Period	Total Number of Shares Purchasedii	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programsiii
July 1 through July 31	128,367	$16.94	128,367	Dollar amount: $2,081,178
August 1 through August 31	94,029	$17.16	94,029	Dollar amount: $473,050
September 1 through September 30	28,288	$16.78	28,288	Dollar amount: $0
Total	250,684	$17.00	250,684
________________________________
i On March 13, 2018, the Company publicly announced the 2018 Repurchase Plan that permitted the Company to buy up to $10 million of its Common Stock. Purchases under the plan began in March 2018. The 2018 Repurchase Plan was terminated  effective September 17, 2018, before its scheduled termination date, as the Company had exhausted all funding available pursuant to the plan as of that date.

ii The Company entered into agreements pursuant to SEC Rule 10b5-1 that authorized a third-party broker to purchase shares on the Company's behalf from time to time during the term of the 2018 Repurchase Plan, including without limitation during normal blackout periods, in accordance with trading instructions included in such agreements.

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
* 10.1
Second Amended and Restated Credit Agreement, dated as of September 4, 2018, by and among ZB, N.A. dba California Bank & Trust, as Administrative Agent and a Lender, First Bank as a Lender, Umpqua Bank as a Lender, and Owens Realty Mortgage, Inc. as Borrower, incorporated by reference to exhibit 10.1 of the current report on Form 8-K filed with the SEC on September 6, 2018

* 10.2
Security Agreement, dated as of September 4, 2018, by and among Owens Realty Mortgage, Inc., ZB, N.A. dba California Bank & Trust, as Agent for the Lenders, and each of the Lenders party to the Restated Credit Agreement, incorporated by reference to exhibit 10.2 to the current report on Form 8-K filed with the SEC on September 6, 2018

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

OWENS REALTY MORTGAGE, INC.

Dated: November 8, 2018	By:	/s/ Bryan H. Draper
Bryan H. Draper, Chief Executive Officer and President
(Principal Executive Officer)
Dated: November 8, 2018	By:	/s/ Melina A. Platt
Melina A. Platt, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)