Form 10-K
period 2018-12-31
Owens Realty Mortgage, Inc.
filed 2019-03-15
CIK 1556364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
-------------------------------------

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

Commission file number 001-35989

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $139,041,000 on the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2018, based on the closing sales price of $16.68 on that date for shares of the registrant’s common stock as reported by the NYSE American. For this computation, the registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.

As of March 13, 2019, there were 8,482,880 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the registrant’s Proxy Statement for its 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

TABLE OF CONTENTS

PART I

PART II

PART III

PART IV

PART I

Item 1. BUSINESS

Our Company

Owens Realty Mortgage, Inc. is a specialty finance company that focuses on the origination, investment and management of commercial real estate loans, primarily in the Western U.S. “ORM,” the “Company,” “we”, “us”, or “our” in this Annual Report on Form 10-K (“Annual Report”), including in the consolidated financial statements and notes thereto in this Annual Report, refers to Owens Realty Mortgage, Inc. and its subsidiaries unless the context otherwise requires.

We provide customized, short-term loans to small and middle-market investors and developers that require speed and flexibility. We also hold investments in real estate properties. Our investment objective is to provide investors with attractive current income and long-term stockholder value.  Our common stock, par value $0.01 per share (“Common Stock”) is traded on the NYSE American under the symbol “ORM”.

We are externally managed and advised by Owens Financial Group, Inc. ("OFG" or the “Manager”), a specialized commercial real estate management company that has originated, serviced and managed alternative commercial real estate investments since 1951. OFG provides us with all of the services vital to our operations and our executive officers and other staff are all employed by OFG pursuant to the management agreement between the Company and the Manager (as amended, the “Management Agreement”) and the Company’s charter. The Management Agreement requires OFG to manage our business affairs in conformity with the policies and investment guidelines that are approved and monitored by our Board of Directors. Our Board of Directors is composed of a majority of independent directors. The Audit, Nominating and Corporate Governance, Loan and Compensation Committees of the Board are composed exclusively of independent directors.

The Company was incorporated in Maryland on August 9, 2012. Effective May 20, 2013, Owens Mortgage Investment Fund, a California Limited Partnership formed in 1984 (“OMIF” or the “Predecessor”) merged with and into the Company, with the Company as the surviving corporation (the “OMIF Merger”), and the Company commenced conducting all of the business conducted by OMIF at the effective time of that merger, as is discussed in further detail in our consolidated financial statements under “Note 1 – Organization” in Item 8 of this Annual Report.  The merger of the Company and OMIF was conducted to reorganize our business operations so that, among other things, we could elect to qualify as a real estate investment trust (a “REIT”) for federal income tax purposes. As a qualified REIT we are generally not subject to federal income tax on that portion of our REIT taxable income that is distributed to our stockholders, provided that at least 90% of taxable income is distributed and provided that certain other requirements are met. Certain of our assets that produce non-qualifying income are held in taxable REIT subsidiaries. Unlike other subsidiaries of a REIT, the income of a taxable REIT subsidiary is subject to federal and state income taxes.

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

Proposed Merger with Ready Capital Corporation

On November 7, 2018, ORM, Ready Capital Corporation, a Maryland corporation ("Ready Capital"), and ReadyCap Merger Sub, LLC, a Delaware limited liability company and a wholly owned subsidiary of Ready Capital ("Merger Sub"), entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which, subject to the terms and conditions therein, ORM will be merged with and into Merger Sub, with Merger Sub continuing as the surviving company (the "Merger").

Under the terms of the Merger Agreement, at the effective time of the Merger (the "Effective Time"), each share of ORM Common Stock issued and outstanding immediately prior to the Effective Time (excluding any cancelled shares) will be converted into the right to receive from Ready Capital 1.441 shares of common stock, par value $0.0001, of Ready Capital (the "Ready Capital Common Stock") (the "Exchange Ratio"). The Merger Agreement provides that ORM and Ready Capital will pay a special dividend in cash on the last business day prior to the closing of the Merger with a record date that is three business days before the payment date. Cash will be paid in lieu of fractional shares of Ready Capital Common Stock that would have been received as a result of the Merger.

The obligation of each party to consummate the Merger is subject to a number of conditions, including, among others, (a) the approval of the issuance of the Ready Capital Common Stock in connection with the Merger by the affirmative vote of a majority of the votes cast at a meeting of Ready Capital stockholders ("Ready Capital Stockholder Approval"), (b) the approval of the Merger and the other transactions contemplated by the Merger Agreement by the affirmative vote of the holders of at least a majority of the outstanding shares of ORM Common Stock entitled to vote on the Merger ("ORM Stockholder Approval"), (c) the delivery of certain documents and consents, (d) the representations and warranties of the parties being true and correct, subject to the materiality standards contained in the Merger Agreement, and (e) the absence of a material adverse effect with respect to either Ready Capital or ORM.

The Merger Agreement contains customary representations, warranties and covenants by the parties. The representations and warranties of the parties are subject to certain important qualifications and limitations set forth in confidential disclosure letters delivered by Ready Capital, on one hand, and ORM, on the other hand, and were made solely for purposes of the contract among the parties. The representations and warranties are subject to a contractual standard of materiality that may be different from what may be viewed as material to stockholders, and the representations and warranties are primarily intended to establish circumstances in which either of the parties may not be obligated to consummate the Merger, rather than establishing matters as facts.

Ready Capital and ORM will each hold a special meeting of their respective stockholders on March 21, 2019. At the ORM special meeting, the ORM stockholders will be asked to (i) consider and vote on a proposal to approve the Merger and the other transactions contemplated by the Merger Agreement (the “ORM Merger Proposal”), (ii) consider and vote on a proposal to terminate the ORM Management Agreement (the "ORM Management Agreement Termination Proposal") and (iii) approve the adjournment of the ORM special meeting, if necessary or appropriate, for the purpose of soliciting additional votes for the approval of the ORM Merger Proposal and the ORM Management Agreement Termination Proposal.

The foregoing description of the Merger Agreement, the Merger, the termination of the Management Agreement and all related transactions does not purport to be complete and is qualified in its entirety by reference to the text of the Merger Agreement filed as Exhibit 2.1 to our current report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on November 9, 2018, and to the Company’s definitive joint proxy statement filed with the SEC on February 15, 2019.

Overview of Our Loans and Assets

The following table shows the total Company stockholders’ equity, loans, real estate properties and net income attributable to common stockholders as of or for the years ended December 31, 2018, 2017, 2016, 2015 and 2014:

	ORM Stockholders’ Equity	Loans	Real Estate Properties	Net Income Attributable to Common Stockholders
2018……………………….	$191,358,782	$142,682,243	$56,642,510	$6,889,531
2017……………………….	$200,989,727	$146,171,650	$80,466,125	$8,679,848
2016……………………….	$215,527,877	$129,682,311	$113,123,398	$24,409,770
2015……………………….	$194,979,998	$106,743,807	$153,838,412	$23,569,116
2014……………………….	$184,571,858	$68,033,511	$163,016,805	$7,929,629

As of December 31, 2018, we held investments in 59 loans, secured by liens on title and leasehold interests in real property. 60% of the loans are located in Northern California. The remaining 40% are located in Southern California, Colorado, Hawaii, Michigan, Pennsylvania, Texas and Wisconsin.

The following table sets forth the types and maturities of loans held by us as of December 31, 2018:

TYPES AND MATURITIES OF LOANS
(As of December 31, 2018)

	Number of Loans	Amount	Percent

Senior loans	56	$137,808,788	96.58%
Junior loans	3	4,873,455	3.42%
	59	$142,682,243	100.00%

Maturing on or before December 31, 2018 (past maturity)	11	$26,790,826	18.78%
Maturing on or between January 1, 2019 and December 31, 2020	45	108,821,628	76.27%
Maturing on or between January 1, 2021 and March 1, 2028	3	7,069,789	4.95%
	59	$142,682,243	100.00%

Commercial	48	$132,519,461	92.88%
Residential	7	5,209,357	3.65%
Land	4	4,953,425	3.47%
	59	$142,682,243	100.00%

We have established an allowance for loan losses of approximately $1,478,000 as of December 31, 2018. The above amounts reflect the gross amounts of our loans without regard to such allowance.

The average loan balance of the loan portfolio is $2,418,000 as of December 31, 2018. Of such investments, 39% earn a variable rate of interest and 61% earn a fixed rate of interest. All were negotiated according to our investment standards.

We have other assets in addition to loans, comprised principally of the following, as of December 31, 2018:

•	$4,514,000 in cash and cash equivalents and restricted cash required to transact our business and/or in conjunction with contingency and escrow reserve requirements;
•	$56,643,000 in real estate held for sale and investment;
•	$2,697,000 in deferred tax assets;
•	$2,139,000 in investment in limited liability company;
•	$1,105,000 in interest and other receivables;
•	$351,000 in deferred financing costs, net; and
•	$417,000 in other assets.
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

A review normally includes conducting a physical evaluation of the property securing the loan and the area in which the property is located, and obtaining information regarding the property’s occupancy. In some circumstances, management may determine that a more extensive review is warranted, and may obtain an updated appraisal, updated financial information on the borrower or other information. As of December 31, 2018, we obtained updated appraisals on certain of the properties securing our trust deed investments and certain of our wholly- and majority- owned real estate properties.

As of December 31, 2018 and 2017, we had seven and nine loans, respectively, that were impaired totaling approximately $11,862,000 and $8,534,000, respectively. This included matured loans totaling $7,276,000 and $7,107,000 as of December 31, 2018 and 2017, respectively. In addition, seven loans totaling approximately $19,515,000 and $7,585,000 were past maturity but not considered impaired as of December 31, 2018 and 2017, respectively (combined total of impaired and past maturity loans of $31,377,000 and $16,119,000, respectively). Of the impaired and past maturity loans none were in the process of foreclosure and none involved borrowers who were in bankruptcy as of December 31, 2018 and 2017. We foreclosed on two loans secured by the same property during the year ended December 31, 2018 with an aggregate principal balance of $1,937,000 and obtained the property via the trustee sale. We foreclosed on no loans during the year ended December 31, 2017. We foreclosed on one loan during the year ended December 31, 2016 with a principal balance of $1,079,000 and obtained the property via the trustee sale. In February 2019 (subsequent to year-end), we filed a Notice of Default on two impaired loans secured by the same property totaling $4,388,000.

There were no loans modified as troubled debt restructurings during the years ended December 31, 2018 and 2016.
There was one loan with a principal balance of $1,145,000 modified as a troubled debt restructuring during the year ended December 31, 2017.

Of the $8,534,000 in loans that were impaired as of December 31, 2017, four with principal balances totaling $4,566,000 remained impaired, three with principal balances totaling $2,029,000 were paid off and two with principal balances totaling $1,939,000 were foreclosed upon during the year ended December 31, 2018.

Following is a table representing our delinquency/impairment experience and foreclosures as of and during the years ended December 31, 2018, 2017, 2016, 2015 and 2014:

	2018	2017	2016	2015	2014
Delinquent/Impaired Loans	$11,862,000	$8,534,000	$4,884,000	$8,694,000	$22,316,000
Loans Foreclosed	$1,937,000	$—	$1,079,000	$—	$7,671,000
Total Loans	$142,682,000	$146,172,000	$129,682,000	$106,744,000	$68,034,000
Percent of Delinquent Loans to Total Loans	8.31%	5.84%	3.77%	8.14%	32.80%

If the delinquency rate increases on loans held by us, our interest income will be reduced by a proportionate amount. If a loan held by us is foreclosed on, we will acquire ownership of real property and the inherent benefits and detriments of such ownership.

Compensation to the Manager

As summarized below, the Manager receives various forms of compensation and reimbursement of expenses from the Company and compensation from borrowers pursuant to the terms of the Company’s charter and the Management Agreement, as amended.

Compensation and Reimbursement from the Company

Management Fees

Until July 1, 2017, the management fees paid monthly by the Company to the Manager were not to exceed 2.75% annually of the average unpaid balance of our loans at the end of each of the 12 months in the calendar year (the “Prior Management Fee”). During the period from July 1, 2017 through March 31, 2018, the Manager agreed to take a reduced management fee (the “Interim Management Fee”), which was a monthly management fee equal to 1/12th of 1.50% of the Company’s Stockholders’ Equity, subject to the additional details of the calculation described under “Related Party Transactions – Management Fees and Expenses” in Item 13 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.  Effective April 1, 2018, the Board of Directors and the Manager amended the Management Agreement to adopt the Interim Management Fee and make certain additional changes to reduce the management fee payable as described below in “Amendment to Management Agreement”.

Servicing Fees

All of the Company’s loans are serviced by the Manager, and until April 1, 2018, the Manager received a monthly servicing fee, which, when added to all other fees paid in connection with the servicing of a particular loan, could not exceed the lesser of the customary, competitive fee paid in the community where the loan was placed for the provision of such mortgage services on that type of loan or up to 0.25% per annum of the unpaid principal balance of the loans at the end of each month. Servicing fees were eliminated effective April 1, 2018, as described below in “Amendment to Management Agreement”.

Reimbursement of Other Expenses

The Manager is reimbursed by the Company for the actual cost of goods and materials used for or by the Company and paid by the Manager. Until April 1, 2018, when the parties agreed to certain changes in the expenses paid to the Manager as described below in “Amendment to Management Agreement”, the Manager was also reimbursed for the salary and related salary expense of the Manager’s non-management and non-supervisory personnel performing services for the Company which could be performed by independent parties (subject to certain limitations in the Management Agreement).

Compensation from Borrowers

In addition to compensation from the Company, the Manager also receives compensation from borrowers under our loans arranged by the Manager.

Acquisition and Origination Fees

The Manager originates all loans the Company invests in and, until April 1, 2018, was entitled to receive all acquisition, origination and extension fees paid or payable by borrowers for services rendered in connection with the evaluation and consideration of potential investments of the Company (including any selection fee, mortgage placement fee, nonrecurring management fee, and any origination fee, loan fee, or points paid by borrowers, or any fee of a similar nature). Beginning April 1, 2018, the Company receives 30% of all loan origination and extension fees and the Manager receives 70% of such fees, as described below in “Amendment to Management Agreement”. The acquisition and origination fees that the Manager collects are paid by borrowers, and thus, are not an expense of the Company. These fees may be paid at the placement, extension or refinancing of the loan or at the time of final repayment of the loan. The amount of these fees is determined by competitive conditions and the Manager and may have a direct effect on the interest rate borrowers are willing to pay the Company.

Late Payment Charges

Until April 1, 2018, the Manager was entitled to receive all late payment charges paid by borrowers on delinquent loans held by the Company (including additional interest and late payment fees).  Beginning April 1, 2018, the Company receives 30% of all late payment charges and the Manager receives 70% of such charges, as described below in “Amendment to Management Agreement”. The late payment charges are paid by borrowers and collected by the Company with regular monthly loan payments or at the time of loan payoff.  The amounts owed to the Manager are recorded as a liability (Due to Manager) when collected and are not recognized as an expense of the Company. Generally, on the majority of our loans, the late payment fee charged to the borrower for late payments is 10% of the payment amount. In addition, on the majority of our loans, the additional interest charge required to be paid by borrowers once a loan is past maturity is in the range of 3%-5% (paid in addition to the pre-default interest rate).

Other Miscellaneous Fees

We remit other miscellaneous fees to the Manager, which are collected from loan payments, loan payoffs or advances from loan principal (i.e. funding, demand and partial release fees).

Amendment to Management Agreement

Effective April 1, 2018, the Management Agreement was amended by Amendment No. 1 (the “Amendment”) to implement the following changes to the Manager’s compensation structure:

•
Reduced Management Fee: The Amendment revises the management fee by making permanent the recent “Interim Management Fee” adjustment described above along with an additional adjustment such that the “Management Fee”, calculated and payable to the Manager monthly in arrears, equals (i) one-twelfth (1/12) multiplied by (ii) (a) 1.50% of the first $300,000,000 of the Company’s Stockholders’ Equity (as defined in the Amendment), and (b) 1.25% of the Stockholders’ Equity that is greater than $300,000,000.

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

•	Elimination of Service Fees: The Company will no longer pay the Manager any servicing fees for the Manager’s services as servicing agent with respect to any of its mortgage loans.

•	Elimination of Certain Expense Reimbursements: The Company will no longer reimburse the Manager for salary and related salary expense of the Manager's non-management and non-supervisory personnel.

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

Investment in Real Estate Loans

Our acquisition and investment policies are to invest at least 86.5% of our capital in real estate loans and activities related thereto.  Due to the declining economy and reductions in real estate values prior to 2013, we experienced increased foreclosures which resulted in our ownership of significantly more real estate than in the past. Therefore, while we initially adhered to our policies of investing at least 86.5% of our capital in real estate loans, economic conditions beyond our control have resulted in less than 86.5% of our capital being accounted for as investments in real estate loans. As of December 31, 2018, approximately 68% of our assets were classified as investments in real estate loans (net of allowance for loan losses).  Additionally, we must maintain a contingency reserve in an aggregate amount of at least 1.5% of our capital pursuant to our charter.

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

Construction and Rehabilitation Loans

Construction and rehabilitation loans are loans made for both original development and renovation of property. Construction and rehabilitation loans invested in by us are generally secured by first deeds of trust on real property for terms of six months to two years. In addition, if the secured property is being developed, the amount of such loans generally will not exceed 75% of the post-development appraised value. We will not usually disburse funds on a construction or rehabilitation loan until work in the previous phase of the project has been completed, and an independent inspector has verified completion of work to be paid for. In addition, we require the submission of signed labor and material lien releases by the contractor in connection with each completed phase of the project prior to making any periodic disbursements of loan proceeds. As of December 31, 2018, our loan portfolio contains twelve construction/rehabilitation loans with aggregate outstanding principal balances totaling $26,044,000.

Leasehold Interest Loans

Loans on leasehold interests are secured by an assignment of the borrower’s leasehold interest in the particular real property. Such loans are generally for terms of from six months to 15 years. Leasehold interest loans generally do not exceed 75% of the value of the leasehold interest at origination. The leasehold interest loans are either amortized over a period that is shorter than the lease term or have a maturity date prior to the date the lease terminates. These loans permit OFG to cure any default under the lease. As of December 31, 2018, our loan portfolio contained one leasehold interest loan with a principal balance of $1,350,000.

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

Balloon Payment

As of December 31, 2018, 99.9% of our loans provide for a “balloon payment” on the principal amount due upon maturity of the loan (including both interest only and amortizing loans with a balloon payment). As of December 31, 2018, one loan (0.1% of total principal balance of loans) was a fully amortizing loan with a principal balance of approximately $199,000 and a remaining term of 110 months. There are no specific criteria used in evaluating the credit quality of borrowers for loans requiring balloon payments. Furthermore, a substantial period of time may elapse between the review of the financial statements of the borrower and the date when the balloon payment is due. As a result, there is no assurance that a borrower will have sufficient resources to make a balloon payment when due. To the extent that a borrower has an obligation to pay the  loan principal in a large lump sum payment, its ability to repay the loan may be dependent upon its ability to sell the property, obtain suitable refinancing or otherwise raise a substantial amount of cash. As a result, these loans can involve a higher risk of default than amortizing loans (where principal is paid at the same time as the interest payments).

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

Fixed Rate Loans

Approximately 61.0% ($87,056,000) and 84.8% ($123,883,000) of the unpaid principal balance of our loans as of December 31, 2018 and 2017, respectively, bear interest at a fixed rate. The weighted average interest rate of such loans as of December 31, 2018 and 2017 was approximately 7.5% and 7.7%, respectively.

Variable and/or Split Rate Loans

Approximately 39.0% ($55,626,000) and 15.2% ($22,289,000) of our loans as of December 31, 2018 and 2017, respectively, bear interest at a variable rate or include terms whereby the interest rate is increased at a later date. Currently, variable rate loans use the Prime rate (5.50% and 4.50% at December 31, 2018 and 2017, respectively), the three-month LIBOR rate (2.80% and 1.69% at December 31,  2018 and 2017, respectively) and the six-month LIBOR rate (2.87% and 1.84% at December 31, 2018 and 2017, respectively). OFG may negotiate spreads over these indices of 3.0% to 9.0%, although there is no assurance that spreads will not be lower or higher depending upon market conditions at the time the loan is made.

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
Competition

Our major competitors in providing specialty finance loans are specialty finance companies, private debt funds, banks, conduit lenders (and to a lesser extent other mortgage REITs, institutional investors and other entities).  No particular competitor dominates the market. Many of the companies against which we compete have substantially greater financial, technical and other resources than us. Furthermore, additional mortgage REITs with investment objectives similar to ours and other competitors may be organized in the future. Competition in our market niche depends upon a number of factors, including price and interest rates of the loan, speed of loan processing, cost of capital, reliability, quality of service and support services. While we are seeing increasing amounts of competition from new and established competitors in our loan markets, we remain competitive in large part because OFG generates substantially all loans and is able to provide expedited loan approval, processing and funding. OFG has been in the business of making or investing in loans since 1951.

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

Employees

The Company does not have employees, other than two full-time and one part-time employee(s) that work directly for its wholly-owned subsidiary, Brannan Island, LLC. OFG provides all of the employees (including our officers) necessary for our operations pursuant to the Management Agreement. As of December 31, 2018, OFG had ten full-time and five part-time employees. All employees are at-will employees and none are covered by collective bargaining agreements.

Distribution of Company Information

The Internet address of our website is www.owensmortgage.com.  We use our website as a routine channel for distribution of important information, including news releases, filings with the SEC, and certain other financial information. We post our annual and quarterly reports on Form 10-K and 10-Q, our current reports on Form 8-K, our proxy statements and any amendments to those reports or statements on our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. All such postings and filings are available on our website free of charge. The SEC’s website, www.sec.gov, contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We also make available on our website our code of business conduct and ethics, corporate governance guidelines, committee charters, certain Company presentations and fact sheets, and press releases. The content on any website referred to in this Annual Report is not incorporated by reference in this Annual Report unless expressly noted.

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

Risks Related to the Proposed Merger with Ready Capital

The Merger is subject to a number of conditions which, if not satisfied or waived in a timely manner, would delay the Merger or adversely impact Ready Capital’s and the Company’s ability to complete the transaction.
The completion of the Merger is subject to the satisfaction or waiver of a number of conditions. In addition, under circumstances specified in the Merger Agreement, Ready Capital or the Company may terminate the Merger Agreement. In particular, completion of the Merger requires (i) the approval of the ORM Merger Proposal and the ORM Management Agreement Termination Proposal by the ORM stockholders, and (ii) the approval of the issuance of shares of Ready Capital Common Stock (the “Ready Capital Common Stock Issuance Proposal”) by Ready Capital stockholders. While it is currently anticipated that the Merger will be completed shortly after the later of the ORM special meeting to approve the ORM Merger Proposal and the ORM Management Agreement Termination Proposal and the Ready Capital special meeting to approve the Ready Capital Common Stock Issuance Proposal, there can be no assurance that the conditions to closing will be satisfied in a timely manner or at all, or that an effect, event, circumstance, occurrence, development or change will not transpire that could delay or prevent these conditions from being satisfied. Accordingly, Ready Capital and the Company cannot provide any assurances with respect to the timing of the closing, whether the Merger will be completed at all and when the ORM stockholders would receive the consideration for the Merger, if at all.
Failure to consummate the Merger as currently contemplated or at all could adversely affect the price of Ready Capital Common Stock or ORM Common Stock and the future business and financial results of Ready Capital and/or the Company.
The Merger may be consummated on terms different than those contemplated by the Merger Agreement, or the Merger may not be consummated at all. If the Merger is not completed, or is completed on different terms than as contemplated by the Merger Agreement, Ready Capital and the Company could be adversely affected and subject to a variety of risks associated with the failure to consummate the Merger, or to consummate the Merger as contemplated by the Merger Agreement, including the following:

•	the Ready Capital stockholders and the ORM stockholders may be prevented from realizing the anticipated benefits of the Merger;
•	the market price of Ready Capital Common Stock or ORM Common Stock could decline significantly;
•	reputational harm due to the adverse perception of any failure to successfully consummate the Merger;
•	Ready Capital and the Company being required, under certain circumstances, to pay to the other party a termination fee or expense amount;
•	incurrence of substantial costs relating to the proposed Merger, such as legal, accounting, financial advisor, filing, printing and mailing fees; and
•
the attention of Ready Capital’s and the Company’s management and employees may be diverted from their day-to-day business and operational matters as a result of efforts relating to attempting to consummate the Merger.

Any delay in the consummation of the Merger or any uncertainty about the consummation of the Merger on terms other than those contemplated by the Merger Agreement, or if the Merger is not completed, could materially adversely affect the business, financial results and stock price of Ready Capital and the Company.
The pendency of the Merger could adversely affect Ready Capital’s and the Company’s business and operations.
In connection with the pending Merger, some of the parties with whom Ready Capital or the Company do business may delay or defer decisions, which could negatively impact Ready Capital’s or the Company’s revenues, earnings, cash flows and expenses, regardless of whether the Merger is completed. In addition, under the Merger Agreement, Ready Capital and the Company are each subject to certain restrictions on the conduct of its respective business prior to completing the Merger. These restrictions may prevent Ready Capital or the Company from pursuing certain strategic transactions, acquiring and disposing assets, undertaking certain capital projects, undertaking certain financing transactions and otherwise pursuing other actions that are not in the ordinary course of business, even if such actions could prove beneficial. These restrictions may impede Ready Capital’s or the Company’s growth which could negatively impact its respective revenue, earnings and cash flows. Additionally, the pendency of the Merger may make it more difficult for Ready Capital or the Company to effectively retain and incentivize key personnel.
The Merger and related transactions are subject to Ready Capital stockholder approval and ORM stockholder approval.
The Merger cannot be completed unless (i) ORM stockholders approve the ORM Merger Proposal and the ORM Management Agreement Termination Proposal by the affirmative vote of the holders of at least a majority of all outstanding shares of ORM Common Stock entitled to vote on those matters and (ii) Ready Capital stockholders approve the Ready Capital Common Stock Issuance Proposal by the affirmative vote of a majority of the votes cast on such proposal, provided a quorum is present. Pursuant to the guidance of the NYSE, abstentions with regard to the Ready Capital Common Stock Issuance Proposal will have the effect of a vote against such proposal. If stockholder approval is not obtained from either ORM stockholders or Ready Capital stockholders, the Merger and related transactions cannot be completed.
If the Merger is not consummated by May 7, 2019, Ready Capital or the Company may terminate the Merger Agreement.
Either Ready Capital or the Company may terminate the Merger Agreement under certain circumstances, including if the Merger has not been consummated by May 7, 2019. However, this termination right will not be available to a party if that party failed to fulfill its obligations under the Merger Agreement and that failure was the cause of, or resulted in, the failure to consummate the Merger on or before such date.
An adverse judgment in any litigation challenging the Merger may prevent the Merger from becoming effective or from becoming effective within the expected timeframe.
It is possible that Ready Capital stockholders or ORM stockholders may file lawsuits challenging the Merger or the other transactions contemplated by the Merger Agreement, which may name Ready Capital, the Company, the Ready Capital board of directors and/or the Company’s board of directors as defendants. The outcome of such lawsuits cannot be assured, including the amount of costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation of these claims. If plaintiffs are successful in obtaining an injunction prohibiting the parties from completing the Merger on the agreed-upon terms, such an injunction may delay the consummation of the Merger in the expected timeframe, or may prevent the Merger from being consummated altogether. Whether or not any plaintiff’s claim is successful, this type of litigation may result in significant costs and divert management’s attention and resources, which could adversely affect the operation of Ready Capital’s business and/or the Company’s business.

Risks Related to Relationship with Our Manager

We rely on our Manager, Owens Financial Group, Inc., to manage our day-to-day operations and select our loans for investment.

If the Merger is not consummated, our ability to achieve our investment objectives and to make distributions to you will continue to depend upon OFG’s performance in obtaining, processing, making and brokering loans for us to invest in and determining the financing arrangements for borrowers. You will have no opportunity to evaluate the financial information or creditworthiness of borrowers, the terms of loans, the real property that is our collateral or other economic or financial data concerning our loans.  Furthermore, the Manager is authorized to make most investments without prior approval of the Company’s board of directors. The Manager has great latitude within the broad investment guidelines in determining the types of assets that are proper investments for the Company, which could result in investment returns that are substantially below expectations or that result in losses, which would materially and adversely affect the Company’s business operations and results. Furthermore, OFG has no fiduciary obligations to us or our stockholders, has conflicts of interest arising as a result of our fee structure, and is not required to devote its employees full time to our business and may devote time to business interests competitive with our business.

We depend on key personnel of our Manager with long standing business relationships, the loss of whom could threaten our ability to operate our business successfully.

If the Merger is not consummated, our future success will depend, to a significant extent, upon the continued services of OFG as our manager and OFG’s officers and employees. If the Merger is not consummated, the loss of services of one or more members of OFG’s management team could harm our business and prospects, including the services of William C. Owens (Chairman of ORM and Chief Executive Officer of OFG), Bryan H. Draper (Chief Executive Officer of ORM and Chief Financial Officer of OFG), William E. Dutra (Executive Vice President of OFG), Melina A. Platt (Chief Financial Officer of ORM and Controller of OFG), Daniel J. Worley (Senior Vice President of ORM) and Brian M. Haines (Senior Vice President of OFG), each of whom would likely be difficult to replace because of their extensive experience in the field, extensive market contacts and familiarity with our business. None of these individuals is subject to an employment, non-competition or confidentiality agreement with us or OFG, and we do not maintain “key man” life insurance policies on any of them. If the Merger is not consummated, our future success will also depend in large part upon OFG’s ability to hire and retain additional highly skilled managerial and operational personnel and OFG may require additional operations people who are experienced in obtaining, processing, making and brokering loans and who also have contacts in the relevant markets. If OFG were unable to attract and retain key personnel, the ability of OFG to make prudent investment decisions on our behalf may be impaired.

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

We entered into a long-term Management Agreement with OFG.  The Management Agreement was negotiated by related parties and may not reflect terms as favorable as those subject to arm’s-length bargaining. The Management Agreement provides that it will continue in force for the duration of the existence of Owens Realty Mortgage, Inc., unless terminated earlier pursuant to the terms of the Management Agreement. The Management Agreement may be terminated prior to the termination of our existence: (a) upon the affirmative vote of the holders of a majority of the outstanding shares of Common Stock; (b) by OFG pursuant to certain procedures set forth in the Management Agreement relating to changes in compensation; (c) automatically in the event of an assignment of the Management Agreement by OFG (with certain exceptions), unless consented to by the Company with the approval of our Board of Directors and holders of a majority of the outstanding shares of Common Stock entitled to vote on the matter; (d) by us upon certain conditions set forth in the Management Agreement, including a breach thereof by OFG; or (e) by OFG upon certain conditions set forth in the Management Agreement, including a breach thereof by the Company. If the ORM Management Agreement Termination Proposal is not approved and/or the Merger is not consummated, it may be difficult to terminate our Management Agreement and replace OFG in the event that its performance does not meet our expectations or for other reasons, unless the conditions for termination of the Management Agreement are satisfied.

Our Manager faces conflicts of interest arising from our fee structure.

OFG receives fees from our borrowers that would otherwise increase our returns. Because OFG receives these fees, our interests will diverge from those of OFG and William C. Owens (as well as Bryan H. Draper, William E. Dutra and other members of management that have a significant ownership interest in OFG) when OFG decides whether we should charge the borrower higher interest rates or OFG should receive higher fees from borrowers.

OFG earned a total of approximately $3,001,000, $3,908,000 and $3,585,000 for the fiscal years ended December 31, 2018, 2017 and 2016, respectively, from ORM for managing the Company and servicing its loans. In addition, OFG earned a total of approximately $2,130,000, $2,598,000 and $2,617,000 in fees from borrowers for the fiscal years ended December 31, 2018, 2017 and 2016, respectively. The total amount earned by OFG that is paid by borrowers represents fees on loans originated or extended for the Company (including loan fees, late payment charges and miscellaneous fees).

Our Manager faces conflicts of interest concerning the allocation of its personnel’s time.

Our Manager and William C. Owens, who owns 62.5% of the outstanding shares of stock of OFG as of December 31, 2018, may also sponsor other real estate programs having investment objectives and policies similar to ours. As a result, OFG and William C. Owens (as well as Bryan H. Draper, William E. Dutra and other members of management that have a significant ownership interest in OFG) may have conflicts of interest in allocating their time and resources between our business and other activities. During times of intense activity in other programs and ventures, OFG and its key people may devote less time and resources to our business than they ordinarily would. Our Management Agreement with OFG does not specify a minimum amount of time and attention that OFG and its key people are required to devote to the Company. Thus, OFG may not spend sufficient time managing our operations, which could result in our not meeting our investment objectives. Currently, OFG does not sponsor other real estate programs or any other programs that have an objective and policies similar to those of the Company.

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

If we fail to qualify as a REIT, we would be subject to U.S. federal income tax at regular corporate rates. Also, unless the IRS granted us relief under certain statutory provisions, we would remain disqualified as a REIT for four years following the year we first fail to qualify. If we fail to qualify as a REIT, we would have to pay significant income taxes and therefore would have less money available for investments or for distributions to our stockholders. This would likely have a significant adverse effect on the value of our Common Stock. In addition, we would no longer be required to make distributions to our stockholders to maintain preferential U.S. federal income taxation as a REIT. See “—United States Federal Income Tax Risks Relating to our REIT Qualification—Our failure to qualify as a REIT would subject us to U.S. federal income tax, which would reduce amounts available for distribution to our stockholders.”

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

Risks Related to Our Business

Our results are subject to fluctuations in interest rates and other economic conditions and rising interest rates could harm our business.

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

      As of December 31, 2018, most of our loans do not have a prepayment penalty or exit fee. Based on our Manager’s historical experience, we expect that at least 90% of our loans will continue to not have a prepayment penalty. Should interest rates decrease, our borrowers may prepay their outstanding loans with us in order to receive a more favorable rate. This may reduce the amount of income we have available to distribute to you.

In the event of a rising interest rate environment, the costs of borrowing may increase rapidly, which may negatively impact new loan originations by reducing demand for real estate lending. Additionally, increases in market interest rates may result in a decrease in the liquidity and value of our fixed rate loans and our real estate holdings, and could make it more difficult for borrowers of our mortgage loans to refinance the loans with third party lenders or otherwise repay our loans.

A prolonged economic slowdown or severe recession could harm our business and require increases in loan loss reserves.

The risks associated with our business are more acute during periods of economic slowdown or recession because these periods can be accompanied by decreased demand for consumer credit and declining real estate values and could cause us to experience increases in our loan loss reserves. Because we are a non-conventional lender willing to invest in riskier loans, rates of delinquencies, foreclosures and losses on our loans could be higher than those generally experienced in the mortgage lending industry during periods of economic slowdown or recession. Any sustained period of increased loan loss reserves, delinquencies, foreclosures or losses could adversely affect our ability to originate, purchase and securitize loans, which could significantly harm our financial condition, liquidity and results of operations.

Our reserves for loan losses may prove inadequate, which could have a material adverse effect on our financial results.

We maintain an allowance for loan loss reserve to protect against probable, incurred losses and conduct a review of the appropriateness of the allowance for loan losses on a quarterly basis. This allowance is our Manager’s estimate of probable credit losses inherent in the Company’s loan portfolio that have been incurred as of the balance sheet date for the relevant quarter.  The allowance is established through a provision for loan losses which is charged to expense.  The overall allowance consists of two primary components: specific reserves related to impaired loans that are individually evaluated for impairment and general reserves for inherent losses related to loans that are not considered impaired and are collectively evaluated for impairment.

Our allowance for loan loss reserve reflects the Manager’s then-current estimation of the probability and severity of losses within our portfolio, based on this quarterly review. Our determination of loan loss reserves relies on significant estimates regarding the fair value of loan collateral and other factors. The estimation of these fair values is a complex and subjective process. As such, there can be no assurance that the Manager’s judgment will prove to be correct and that reserves will be adequate over time to protect against future losses. Such losses could be caused by factors including, but not limited to, unanticipated adverse changes in the economy or events adversely affecting specific assets, borrowers, industries in which our borrowers operate or markets in which our borrowers or their properties are located. If our allowance for loan loss reserves proves inadequate we will suffer additional losses which may have a material adverse effect on our financial performance, results of operations and amount of dividends paid. For additional information relating to the determination of our allowance for loan losses see the discussions under Item 7 – “Critical Accounting Policies – Allowance for Loan Losses, Impaired Loans and Non-accrual Status, - “Financial Condition – Allowance For Loan Losses” and  “Asset Quality” in this Annual Report.

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

As of December 31, 2018, our portfolio had approximately $11,862,000 in delinquent and/or impaired loans (compared to $8,534,000 as of December 31, 2017). We also had approximately $15,355,000 of non-income producing real estate held for sale or investment for a total of $27,217,000 in non-performing assets, which represented approximately 13% of our total capital as of December 31, 2018.

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

The loans we invest in or purchase generally require the borrower to make a “balloon payment” on the principal amount upon maturity of the loan. A balloon payment is a large principal balance that is payable after a period of time during which the borrower has repaid none or only a small portion of the principal balance. As of December 31, 2018, 99.9% of our loans required balloon payments at the end of their terms. Loans with balloon payments are riskier than loans with even payments of principal over an extended time period like 15 or 30 years because the borrower’s repayment depends on its ability to sell the property profitably, obtain suitable refinancing or otherwise raise a substantial amount of cash when the loan comes due. There are no specific criteria used in evaluating the credit quality of borrowers for loans requiring balloon payments. Furthermore, a substantial period of time may elapse between the review of the financial statements of the borrower and the date when the balloon payment is due. As a result, there is no assurance that a borrower will have sufficient resources to make a balloon payment when due.

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

As of December 31, 2018, our loan portfolio contains twelve construction or rehabilitation loans with principal balances aggregating $26,044,000, and we have commitments to fund an additional $29,301,000 in the future on these loans and others (including interest reserves). We may make additional construction and rehabilitation loan commitments in the future. Construction and rehabilitation loans may be riskier than loans secured by properties with an operating history, because:

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

Although our loan portfolio contains only one loan with a principal balance of $1,350,000 secured by a leasehold interest as of December 31, 2018, we have made other such loans in the past, and we may increase our leasehold-secured lending in the future. Loans secured by leasehold interests are riskier than loans secured by real property because the loan is subordinate to the lease between the property owner (lessor) and the borrower, and our rights in the event the borrower defaults are limited to stepping into the position of the borrower under the lease, subject to its requirements of rents and other obligations and period of the lease.

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

As of December 31, 2018, our loan portfolio contained 3.4% in second mortgage and deed of trust loans and 0% in third mortgage and deed of trust loans. As of December 31, 2018, we were not invested in any wraparound mortgage or deed of trust loans.

Larger loans result in less diversity and may increase risk.

As of December 31, 2018, we were invested in a total of 59 loans, with an aggregate book value of approximately $142,682,000. The average book value of those loans was approximately $2,418,000, and the median book value was $1,563,000. Nine of such loans had a book value each of 3% or more of the aggregate book value of all loans, and the largest loan relationship had a total book value of approximately 10% of all loans.

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

•	maintaining occupancy of the properties;

•	controlling operating expenses;

•	coping with general and local market conditions;

•	complying with changes in laws and regulations pertaining to taxes, use, zoning and environmental protection;

•	possible liability for injury to persons and property;

•	possible uninsured losses related to environmental events such as earthquakes, fires, floods and/or mudslides; and

•	possible liability for environmental remediation.

During the years ended December 31, 2018 and 2017, we recorded impairment losses on certain of our real estate properties held for sale and investment in the aggregate amount of approximately $1,053,000 and $1,423,000, respectively.

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

If economic conditions in real estate markets become adverse, we expect that, upon expiration of leases at our properties, we will be required to make rent or other concessions to tenants, and/or accommodate requests for renovations, build-to-suit remodeling and other improvements. As a result, we may have to make significant capital or other expenditures in order to retain tenants whose leases expire and to attract new tenants. Additionally, we may need to raise capital to make such expenditures. If we are unable to do so or capital is otherwise unavailable, we may be unable to make the required expenditures. This could result in non-renewals by tenants upon expiration of their leases, which would result in declines in revenue from operations and reduce cash available for loan investments, debt service and distributions to you.

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

Because we compete with a number of real estate operators in connection with the leasing of our properties, the possibility exists that one or more of our tenants may extend or renew its lease with us when the lease term expires on terms that are less favorable to us than the terms of the then-expiring lease, or that such tenant or tenants may not renew at all. Because we depend, in large part, on rental payments from our tenants, if one or more tenants renews its lease on terms less favorable to us or does not renew its lease, or if we do not re-lease a significant portion of the space made available, our financial condition, results of operations, cash flow, cash available for distribution, per-share trading price of our Common Stock and ability to satisfy our debt service obligations could be materially adversely affected.

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

Northern California real estate secured approximately 60% of the total loans (by principal amount) held by us as of December 31, 2018. Northern California consists of Monterey, Kings, Fresno, Tulare and Inyo counties and all counties north of those. In addition, approximately 9%, 12%, 6%, 5%, 4% and 3% of total loans (by principal amount) were secured by Southern California, Texas, Michigan, Colorado, Pennsylvania and Wisconsin real estate, respectively. These concentrations may increase the risk of delinquencies on our loans when the real estate or economic conditions of one or more of those areas are weaker than elsewhere, for reasons such as:

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

Our loans require that borrowers carry adequate hazard insurance for our benefit. Some events, however, are uninsurable, or insurance coverage for them is economically not practicable. Losses from earthquakes, floods or mudslides, for example, which occur in California, may be uninsured and cause losses to us on entire loans. Since December 31, 2018, no such loan loss has occurred.

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

We and our Manager store sensitive data, including our proprietary business information and that of our borrowers, lessees, clients and other counterparties, and confidential information regarding employees, on our networks. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions that could result in unauthorized disclosure or loss of sensitive information. Because the techniques used to obtain unauthorized access to networks, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Furthermore, in the operation of our business we also use third-party vendors that store certain sensitive data and these third parties are subject to their own cybersecurity threats. Any security breach of our own or a third-party vendor’s systems could cause us to be non-compliant with applicable laws or regulations, subject us to legal claims or proceedings, disrupt our operations, damage our reputation, and cause a loss of confidence in our products and services, any of which could adversely affect our business.

Risks Related to Our Financing

We have entered into Credit Facilities and other borrowing arrangements. Additional borrowings by us will increase your risk and may reduce the amount we have available to distribute to you.

We have entered into two credit agreements with two different lenders, which agreements provide us with one line of credit and one term loan (the “Credit Facilities”).

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

While we had access to various sources of capital in 2018, our ability to access capital in 2019 and beyond will be subject to a number of factors, many of which are outside of our control, such as conditions prevailing in the credit, real estate and equity markets. There can be no assurance that we will have access to additional liquidity when needed or that future debt or equity financing will be available on terms that are acceptable to us. We may also encounter difficulty in selling assets or executing other capital raising strategies on acceptable terms in a timely manner. Our inability to obtain adequate capital could have a material adverse effect on our business, financial condition, liquidity, and operating results, which might result in our inability to meet current loan funding commitments or customer demand for our loans, both of which could adversely affect our results of operations and financial condition.

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

We earn income based upon the spread between the interest income on our interest earning and leveraged assets and the interest expense we incur on our borrowings, if such assets are financed with borrowings. Borrowing rates are currently at relatively low levels that may not be sustained in the long run. Our Credit Facilities and certain other borrowings bear interest at variable rates, and we may incur additional debt in the future. An increase in market interest rates would increase our interest expense, and if we are unable to pass increases in our cost of funds through to our borrowers, would reduce the spread between the cost of our borrowings relative to the interest we earn on our leveraged loan assets, which might reduce earnings and cash available for distribution to you. In addition, these increases could adversely affect our financial position and the market price of our Common Stock.

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

Stockholders may from time to time engage in proxy solicitations, advance stockholder proposals or board nominations or otherwise attempt to effect changes, assert influence or acquire some level of control over us. Our Board and management team strive to maintain constructive, ongoing communications with all of the Company’s stockholders. And while we welcome stockholder views and opinions with the goal of enhancing value for all stockholders and the depth and breadth of our Board, an activist campaign, such as a proxy contest to replace members of our Board, could have an adverse effect on us because:

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

There may be limited interest in investing in our Common Stock and, while we are listed on the NYSE American and our shares have been trading for a relatively short period, we cannot assure you that an established or liquid trading market for our Common Stock will develop or that it will continue if it does develop. In the absence of a liquid public market with adequate investor demand, you may be unable to liquidate your investment in our Common Stock.

Sales of our Common Stock could have an adverse effect on our stock price.

Sales of a substantial number of shares of our Common Stock could adversely affect the market price for our Common Stock. Subject to the restrictions on ownership and transfer in our charter, all of the shares of Common Stock issued in the OMIF Merger, other than any shares issued to an “affiliate” under the Securities Act of 1933, as amended (the “Securities Act”), are freely tradable without restriction or further registration under the Securities Act. In addition, none of our shares outstanding at the date of the OMIF Merger were subject to lock-up agreements. We cannot predict the effect that future sales of our Common Stock will have on the market price of our Common Stock.

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

We intend to hold certain property foreclosed upon by OMIF prior to the REIT conversion through one or more wholly-owned corporate taxable REIT subsidiaries.  Under the Code, no more than 20% (25% for our 2017 and prior taxable years) of the value of the assets of a REIT may be represented by securities of one or more taxable REIT subsidiaries, and a taxable REIT subsidiary generally cannot operate a lodging or health care facility. These limitations may limit our ability to hold properties through taxable REIT subsidiaries. In the event that we determine that the foreclosed properties are held for investment and, therefore, are not subject to the 100% tax on prohibited transactions, there is no guarantee that the IRS will agree with our determination.  Finally, in the event that any of our foreclosed properties constitute lodging or health care facilities that cannot be operated by a taxable REIT subsidiary, such properties will be operated by an “eligible independent contractor,” as defined in Section 856(d)(9)(A) of the Code.

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

The Company recently discovered that its 2012 federal income tax return was erroneously prepared and filed on IRS Form 1120-REIT, instead of on IRS Form 1120, resulting in the Company’s REIT election technically being made beginning with its 2012 tax year instead of beginning with its 2013 tax year as was intended.  Consequently, the Company was in technical violation of certain REIT qualification requirements in 2012 and 2013.  Under the REIT provisions of the federal income tax laws, there are “savings clauses” available for use by REITs to cure the types of technical violations that occurred.  These available savings clauses were designed to assist public REITs in curing inadvertent failures and are self-executing provided that the REIT has “reasonable cause” for the technical violations and complies with certain other procedural requirements, including, in the case of the Company, the payment of a $50,000 penalty to the IRS.   Upon discovery of the error, the Company sought advice of experienced REIT tax counsel and has obtained an opinion of such counsel to the effect that the Company will have reasonable cause for the technical violations and thereby will be able to avail itself of the savings clauses.  Consequently, the Company intends to fulfill the relevant procedural requirements of the savings clauses, including payment of the $50,000 penalty.  In the event that the Company is not able to satisfy the requirements of the savings clauses, the Company potentially could be prevented from qualifying as a REIT through its 2017 taxable year (but in such case would re-elect REIT status for its 2018 taxable year). The potential tax liability to the Company if it is not successful in using the savings clauses are estimated to be in the range of $3,000,000 to $9,000,000, not including interest and penalties.

We cannot assure you that we will have access to funds to meet our distribution and tax obligations.

In order to qualify as a REIT, we will be required each year to distribute to our stockholders at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and by excluding any net capital gain). Furthermore, we will be subject to corporate-level U.S. federal income taxation on our undistributed income and gain. We intend to make distributions to our stockholders of substantially all of our taxable income so as to comply with the 90% distribution requirement and limit corporate-level U.S. federal income taxation of the Company, subject to operating restrictions included in the Merger Agreement. Although we generally do not intend to make distributions in excess of our REIT taxable income, we may do so from time to time. A distribution of REIT taxable income or net capital gain generally will be a taxable distribution to you and not represent a return of capital for U.S. federal income tax purposes. If we make distributions in excess of our REIT taxable income and any net capital gain, the excess portion of these distributions generally would represent a non-taxable return of capital for such purposes up to your tax basis in your Common Stock and then generally capital gain. The portion of any distribution treated as a return of capital for U.S. federal income tax purposes would reduce your tax basis in your Common Stock by a corresponding amount. Differences in timing between taxable income and cash available for distribution could require us to borrow funds or raise capital by selling assets to enable us to meet these distribution requirements. We also could be required to pay taxes and liabilities in the event we were to fail to qualify as a REIT. Our inability to retain taxable income (resulting from these distribution requirements) generally may require us to refinance debt that matures with additional debt or equity. There can be no assurance that any of these sources of funds, if available at all, would be available to meet our distribution and tax obligations.

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

Stockholders and prospective investors are urged to consult with their tax advisors regarding the effects of tax legislation and other legislative, regulatory and administrative developments.

On December 22, 2017, President Trump signed into law H.R. 1, informally titled the Tax Cuts and Jobs Act (the “TCJA”). The TCJA made major changes to the Code, including a number of provisions of the Code that affect the taxation of REITs and their stockholders. Among the changes made by the TCJA are permanently reducing the generally applicable corporate tax rate, generally reducing the tax rate applicable to individuals and other non-corporate taxpayers for tax years beginning after December 31, 2017 and before January 1, 2026, eliminating or modifying certain previously allowed deductions (including substantially limiting interest deductibility and, for individuals, the deduction for non-business state and local taxes), and, for taxable years beginning after December 31, 2017 and before January 1, 2026, providing for preferential rates of taxation through a deduction of up to 20% (subject to certain limitations) on most ordinary REIT dividends and certain trade or business income of non-corporate taxpayers. The TCJA also imposed new limitations on the deduction of net operating losses, which may result in us having to make additional taxable distributions to our stockholders in order to comply with REIT distribution requirements or avoid taxes on retained income and gains. The effect of the significant changes made by the TCJA remains uncertain in some respects, and additional administrative guidance will be required in order to fully evaluate the effect of many provisions. The effect of any technical corrections with respect to the TCJA could have an adverse effect on us or our stockholders. Stockholders and prospective investors should consult their tax advisors regarding the implications of the TCJA on their investment in our Common Stock.

Distributions from a REIT are currently taxed at a higher rate than corporate distributions.

Currently, the maximum U.S. federal income tax rate on both distributions from certain domestic and foreign corporations and net capital gain for individuals is 23.8% (including the 3.8% net investment income tax). However, this rate of tax on distributions generally will not apply to our distributions (except those distributions identified by the Company as “capital gain dividends” which are taxable as long-term capital gain), and therefore such distributions generally will be taxed as ordinary income. However, for taxable years beginning after December 31, 2017 and before January 1, 2026, the TCJA provides for a deduction of up to 20% (subject to certain limitations) on most ordinary REIT dividends and certain trade or business income of non-corporate taxpayers, resulting in a maximum rate of 33.4% on ordinary REIT dividends for individuals (including the 3.8% net investment income tax and after factoring in a 20% deduction for pass-through income). The higher tax rate on the Company’s distributions may cause the market to devalue our Common Stock relative to stock of those corporations whose distributions qualify for the lower rate of taxation.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

The Manager operates from its executive offices at 2221 Olympic Boulevard, Walnut Creek, CA 94595 (the “Executive Office”). The lessor is Olympic Blvd. Partners, a California Limited Partnership (“OBP”), of which the Manager is a 50% general partner. The Executive Office is the sole asset of OBP. The Company does not have separate offices.

As of December 31, 2018, we hold title to thirteen real estate properties that were acquired through foreclosure including properties held within four wholly-owned limited liability companies and within one wholly-owned corporation (see below). As of December 31, 2018, the total carrying amount of these properties was $56,643,000. Two of the properties are being held for long-term investment and the remaining eleven properties are currently being marketed for sale. We also have a 50% ownership interest in a limited liability company accounted for under the equity method that owns property located in Santa Clara, California with a carrying amount of $2,139,000 as of December 31, 2018.

•	The Company’s (or related entities) title to all properties is held as fee simple.
•	There are mortgages or encumbrances to third parties on one of our real estate properties (see below for Tahoe Stateline Venture, LLC (“TSV”)).
•
Of the thirteen properties held, six of the properties are income-producing. Only minor renovations and repairs to the properties are currently being made or planned (other than continued tenant improvements on real estate held for sale and investment).

•	The Manager believes that all properties owned by the Company are adequately covered by customary casualty insurance.

Real estate acquired through foreclosure may be held for a number of years before ultimate disposition primarily because we have the intent and flexibility to dispose of the properties for the highest possible price (such as when market conditions improve). During the time that the real estate is held, we may earn less income on these properties than could be earned on loans and may have negative cash flow on these properties.

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

For purposes of assessing potential impairment of value during 2018, 2017 and 2016, we obtained updated appraisals or other valuation support on certain of our real estate properties held for sale and investment, which resulted in additional impairment losses on two, three and three properties, respectively, in the aggregate amount of approximately $1,053,000, $1,423,000 and $3,288,000, respectively, recorded in the consolidated statements of operations.

Real estate properties held for sale as of December 31, 2018 and 2017 consisted of the following properties acquired through foreclosure:
	December 31, 2018	December 31, 2017
Commercial buildings, Roseville, California – transferred from Held for Investment in 2018	$482,609	$—
Undeveloped, industrial land, San Jose, California – transferred from Held for Investment in 2018 (sold in January 2019)	1,850,343	—
Undeveloped land, Auburn, California (formerly part of golf course owned by Darkhorse Golf Club, LLC) – transferred from Held for Investment in 2018	103,198	—
Office condominium complex (2 units - sold in January 2019), Roseville, California – transferred from Held for Investment in 2018	389,881	—
73 improved, residential lots, Auburn, California (held within Zalanta Resort at the Village, LLC (“ZRV”))	4,121,867	4,121,867
Undeveloped, residential land, Coolidge, Arizona – transferred from held for investment in 2017	1,017,600	1,017,600
Golf course, Auburn, California (held within Lone Star Golf, Inc.) – sold in 2018	—	1,999,449
12 condominium and 3 commercial units, Tacoma, Washington (held within Broadway & Commerce, LLC) – transferred from Held for Investment in 2018	2,239,125	—
2 improved residential lots, Coeur D’Alene, Idaho – 1 lot sold in 2018	266,103	350,897
Marina and yacht club with 179 boat slips, Isleton, California (held within Brannan Island, LLC)	1,269,650	2,207,675
2 vacant houses and 20 acres of residential land, San Ramon, California – obtained through foreclosure in 2018	2,062,729	—
Unimproved, residential and commercial land, Bethel Island, California (held within Sandmound Marina, LLC) – sold in 2018	—	2,338,233
Assisted living facility, Bensalem, Pennsylvania – sold in 2018	—	5,253,125
Retail complex and residential condominium units (12 and 23 units in 2018 and 2017), South Lake Tahoe, California (held within ZRV) - 11 and 7 units sold in 2018 and 2017	20,290,685	32,260,603
Residential land, South Lake Tahoe, California (held within Zalanta Resort at the Village - Phase II, LLC (“ZRV II”)) - transferred to Held for Investment in 2018	—	6,561,023
	$34,093,790	$56,110,472

Real estate held for investment, net of accumulated depreciation, is comprised of the following properties as of December 31, 2018 and 2017:
	December 31, 2018	December 31, 2017
Commercial buildings, Roseville, California – transferred to Held for Sale in 2018	$—	$492,350
Undeveloped, industrial land, San Jose, California - transferred to Held for Sale in 2018	—	1,914,870
Undeveloped land, Auburn, California (formerly part of golf course owned by DarkHorse Golf Club, LLC) – transferred to Held for Sale in 2018	—	103,198
Office condominium complex (13 units in 2017), Roseville, California – transferred to Held for Sale in 2018	—	2,865,002
1/7th interest in single family home, Lincoln City, Oregon - sold in 2018	—	93,647
12 condominium and 3 commercial units, Tacoma, Washington (held within Broadway & Commerce, LLC) – transferred to Held for Sale in 2018	—	2,263,348
Retail Complex, South Lake Tahoe, California (held within TSV)	15,987,697	16,623,238
Residential land, South Lake Tahoe, California (held within ZRV II) – transferred from Held for Sale in 2018	6,561,023	—
	$22,548,720	$24,355,653

We presently have no plans to significantly improve any of our real estate properties, other than continued tenant improvements on certain properties.

The only real estate properties with book values in excess of 10% of our total assets or properties still owned as of December 31,  2018 with gross revenue in excess of 10% of our total revenue are the properties located in South Lake Tahoe, California (held within TSV and ZRV).

Other operating data related to the TSV retail complex is as follows:

	2018	2017	2016
Average Annual Rental per Square Foot	$69.68	$67.48	$61.45
Federal Tax Basis of Depreciable Assets (all Commercial Buildings and Improvements)	$17,589,399	$17,581,911	$17,579,856
Depreciation Rate	Various	Various	Various
Depreciation Method	MACRS Straight Line	MACRS Straight Line	MACRS Straight Line
Depreciable Life	5-39 Years	5-39 Years	5-39 Years
Realty Tax Rate (1)	1.0830%	1.0871%	1.0860%
Annual Realty Taxes	$97,088	$98,322	$192,253
(1) Millage rate per Taxable Value.

Other operating data related to the ZRV retail units is as follows:

		2018		2017		2016 (2)
Average Annual Rental per Square Foot		$67.44		$66.00	$	N/A
Federal Tax Basis of Depreciable Assets (all Commercial Buildings and Improvements)	$	N/A	$	N/A	$	N/A
Depreciation Rate (3)		N/A		N/A		N/A
Depreciation Method (3)		N/A		N/A		N/A
Depreciable Life (3)		N/A		N/A		N/A
Realty Tax Rate (1)		1.0830%		1.0871%		N/A
Annual Realty Taxes		$88,282		$89,140	$	N/A
(1) Millage rate per Taxable Value.
(2) Construction of retail/residential complex was completed in 2017. Thus, this data is not applicable in 2016.
(3) The ZRV properties are not being depreciated as all of the retail and residential units are held for sale.

The following table shows information regarding rental rates and lease expirations over the next ten years for TSV and ZRV and assumes that none of the tenants exercise renewal options or termination rights, if any, at or prior to scheduled expirations:
Year of Lease Expiration December 31,	Number of Leases Expiring Within the Year	Rentable Square Footage Subject to Expiring Leases	Final Annualized Base Rent Under Expiring Leases (1)	Percentage of Gross Annual Rental Represented by Such Leases
2019	5	11,497	$921,868	38.3%
2020	2	1,635	121,075	5.0%
2021	1	1,000	68,666	2.8%
2022	1	4,553	341,060	14.2%
2023	1	788	55,191	2.3%
2024	3	9,614	645,225	26.8%
2025	—	—	—	—%
2025	—	—	—	—%
2027	1	1,011	92,328	3.8%
2028	1	2,297	164,015	6.8%
	15	32,395	$2,409,428	100.0%

(1)
“Final Annualized Base Rent” for each lease scheduled to expire represents the cash rental rate of base rents, excluding tenant reimbursements, in the final month prior to expiration multiplied by 12. Tenant reimbursements generally include payment of a portion of real estate taxes, operating expenses and common area maintenance and utility charges.

The following table presents occupancy data of our leased real estate properties held for investment as of December 31, 2018, 2017, 2016, 2015 and 2014 (where applicable):
		Occupancy % (1)
Property Description/Location	Year Foreclosed	2018	2017	2016	2015	2014
Commercial buildings, Roseville, California	2001	100.0%	85.2%	91.2%	100.0%	81.2%
Office condominium complex (2 units at 12/31/18), Roseville, California	2008	0.0%	72.6%	76.0%	62.9%	70.5%
12 condominium and 3 commercial units, Tacoma, Washington	2011	80.4%	80.4%	80.4%	80.4%	75.8%
Retail complex, South Lake Tahoe, California (TSV)	2013	100.0%	86.7%	91.1%	95.5%	75.0%
Retail complex, South Lake Tahoe, California (ZRV)	2013	47.6%	22.5%	N/A	N/A	N/A
Industrial building/land, Santa Clara, California (1850 De La Cruz, LLC)	2005	100.0%	100.0%	100.0%	100.0%	100.0%
Notes:
(1) Calculated by dividing net rentable square feet included in leases signed on or before December 31, 2018 at the property by the aggregate net rentable square feet of the property.

As of December 31, 2018, virtually all of our leases on residential rental properties are either month-to-month leases or will expire in 2019. These leases currently represent approximately $173,000 in annual rental revenue to the Company.
The following table shows information regarding rental rates and lease expirations over the next ten years and thereafter for our commercial and industrial rental properties at December 31, 2018 and assumes that none of the tenants exercise renewal options or termination rights, if any, at or prior to scheduled expirations. Seven of our twenty-one commercial leases and all of our residential leases are set to expire during 2019. We expect that new leases will be signed with existing or new tenants for the majority of these spaces and at rental rates that are at market and are at or above expiring rental amounts.

Year of Lease Expiration December 31,	Number of Leases Expiring Within the Year	Rentable Square Footage Subject to Expiring Leases	Final Annualized Base Rent Under Expiring Leases (1)
2019	7	13,407	$948,490
2020	4	12,355	185,362
2021	3	4,200	111,866
2022	1	4,553	341,060
2023	2	201,643	778,597
2024	3	9,614	645,224
2025	—	—	—
2026	—	—	—
2027	1	1,011	92,328
2028	1	2,297	164,015
	22	249,080	$3,266,942

(1)
“Final Annualized Base Rent” for each lease scheduled to expire represents the cash rental rate of base rents, excluding tenant reimbursements, in the final month prior to expiration multiplied by 12. Tenant reimbursements generally include payment of a portion of real estate taxes, operating expenses and common area maintenance and utility charges.

At December 31, 2018, our properties were leased to tenants that are engaged in a variety of businesses. The following table sets forth information regarding leases with the seven tenants with the largest amounts leased based upon Annualized Base Rent as of December 31, 2018:
	Leased Square Feet	Annualized Base Rent (1)	Expiration Date	Renewal Options
Tenant Name
Avis Rent A Car (1850 De La Cruz) (2) (3)	200,855	$642,737	7/15/2023	1-5 yr. Option
Up Shirt Creek (TSV) (3)	4,689	351,509	9/30/2019	2-5 yr. Options
Powder House (TSV) (3)	5,778	493,145	9/30/2019	2-5 yr. Options
Powder House (ZRV)	4,553	314,157	4/30/2022	2-5 yr. Options
Big Vista (ZRV) (4)	2,340	154,440	5/31/2024	2-5 yr. Options
McP’s Pub Tahoe (TSV)	5,777	329,763	10/31/2024	2-5 yr. Options
Taste of Europe (TSV)	2,297	130,851	4/30/2028	2-5 yr. Options

(1)
Annualized Base Rent represents the current monthly Base Rent, excluding tenant reimbursements, for each lease in effect at December 31, 2018 multiplied by 12. Tenant reimbursements generally include payment of a portion of real estate taxes, operating expenses and common area maintenance and utility charges.

(2)  Amount of annualized base rent reported reflects ORM’s 50% membership interest in 1850 De La Cruz, LLC.
(3)  There are two leases for two separate and distinct parcels/units to these tenants with the same terms (leased square feet and annualized base rent combined). The 1850 De La Cruz property square footage is the area of the land under the leases.
(4)  Rent does not begin until June 1, 2019. Annualized base rent is presented based on starting rent on that date.
 Item 3. LEGAL PROCEEDINGS

In the normal course of business, we may become involved in various types of legal proceedings such as assignment of rents, bankruptcy proceedings, appointment of receivers, unlawful detainers, judicial foreclosure, etc., to enforce the provisions of the deeds of trust, collect the debt owed under the promissory notes, or to protect, or recoup our investment from the real property secured by the deeds of trust.  None of these actions would typically be of any material importance.  As of December 31, 2018, we are not involved in any legal proceedings other than those that would be considered part of the normal course of business and the matter below.

Litigation Relating to the Merger

A purported class action lawsuit has been filed by an individual who claims to be a stockholder of ORM. The lawsuit, Richard Scarantino v. Owens Realty Mortgage,  Inc., et al., was filed in the Circuit Court for Baltimore City, Maryland on February 8, 2019. It names ORM, its directors and Ready Capital as defendants. The plaintiff alleges that the ORM directors breached their fiduciary duties because, according to the plaintiff, the consideration to be received by ORM's stockholders in the Merger "appears inadequate," some financial and other disclosures to ORM's stockholders regarding the Merger are deficient, and the terms of the Merger Agreement have precluded other bidders from making competing offers for ORM. The plaintiff seeks, among other things: injunctive relief preventing the defendants from proceeding with, consummating, or closing the Merger; rescission of the Merger or rescissory damages if the Merger is consummated prior to entry of final judgment by the court; an accounting of any damages suffered as a result of the wrongdoing alleged; and litigation costs (including attorneys' and expert fees and expenses). We believe the claims asserted in the Scarantino Lawsuit are without merit. On March 12, 2019, the plaintiff moved for a preliminary injuction seeking to prevent the March 21, 2019 meeting of the Company's stockholders to approve the merger from proceeding until further public disclosures about the transaction are filed by the Company. The court has not yet ruled on the motion.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Our Common Stock is listed on the NYSE American and is traded under the ticker symbol “ORM”.
Holders

As of March 13, 2019, we had 8,482,880 shares of our Common Stock outstanding held by approximately 494 record holders. The number of record holders does not necessarily bear any relationship to the number of beneficial owners of our Common Stock.

Dividends

We have elected to be taxed as a REIT for federal income tax purposes and, as such, anticipate that we will distribute annually at least 90% of our REIT taxable income, excluding net capital gains. Through the calendar year ended December 31, 2018, we have paid dividends quarterly and made distributions of approximately $6,589,000 and $3,789,000 during 2018 and 2017, respectively (including amounts accrued as of December 31, 2018 and 2017).  In addition, we paid approximately $0, $640,000 and $583,000 in dividends to stockholders in 2018, 2017 and 2016 in the form of income taxes on capital gains.

Subject to operating restrictions included in the Merger Agreement, dividends are declared and paid at the discretion of our Board of Directors and depend on our taxable net income, cash available for distribution, financial condition, ability to maintain our qualification as a REIT and such other factors that our Board of Directors may deem relevant.No assurance can be given as to the amounts or timing of future distributions as such distributions are subject to our taxable earnings, financial condition, capital requirements and such other factors as our Board of Directors deems relevant.

We cannot assure our stockholders that dividends will be paid in the future, or that, if paid, dividends will be paid in the same amount or with the same frequency as in the past. Any reduction in our dividend payments could have a negative effect on our stock price.

Performance Graph

The following graph is a comparison of the cumulative total stockholder return on shares of the Company's Common Stock, the Russell 2000 Index, and the SNL U.S. Finance REIT Index, a published industry index, from December 31, 2013 to December 31, 2018. The graph assumes that $100 was invested on December 31, 2013 in our Common Stock, the Russell 2000 Index and the SNL U.S. Finance REIT and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of the Company’s shares will continue in line with the same or similar trends depicted in the graph below. The information included in the graph and table below was obtained from S&P Global Market Intelligence ©2019.

	Period Ended
Index	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
Owens Realty Mortgage, Inc.	100.00	122.98	116.07	163.10	144.14	177.05
Russell 2000	100.00	104.89	100.26	121.63	139.44	124.09
SNL U.S. Finance REIT	100.00	114.52	105.02	129.36	150.94	145.09

In accordance with SEC rules, this section entitled "Performance Graph" shall not be incorporated by reference into any of our future filings under the Securities Act or the Securities Exchange Act of 1934, as amended (the “Exchange Act”) except to the extent that we specifically incorporate such disclosure by reference in any such filings, and shall not be deemed to be “soliciting material” or to be “filed” under the Securities Act or the Exchange Act.

Recent Sales of Unregistered Securities

None.

Repurchases of Common Stock

The Company’s 2018 Repurchase Plan was authorized on March 13, 2018 and was terminated effective September 17, 2018, before its scheduled termination date, as the Company had exhausted all funding available pursuant to the plan as of that date.  No repurchases of its shares were made during the fourth quarter of 2018.

Item 6. SELECTED FINANCIAL DATA

The following tables present selected historical consolidated financial information and should be read in conjunction with the more detailed information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our historical consolidated financial statements, including the related notes, included elsewhere in this Annual Report. The historical results are not necessarily indicative of the results to be expected in any future periods. Prior period amounts have been reclassified to conform to current period presentation.

	As of or For the Years Ended December 31,
	2018	2017	2016	2015	2014
Operating Data:
Interest income	$12,281,261	$10,840,730	$8,922,142	$8,277,004	$5,382,019
Rental income	4,129,261	4,505,385	7,977,400	12,791,096	12,268,214
Other revenues	386,499	187,013	179,449	175,451	170,018
Total revenue	16,797,021	15,533,128	17,078,991	21,243,551	17,820,251
Real estate operating expenses	3,858,962	4,980,900	7,045,848	8,510,110	8,158,038
Depreciation and amortization	761,717	1,138,515	1,258,305	2,052,181	2,255,577
Management fees	2,906,333	3,546,085	3,286,470	2,051,134	1,726,945
Interest expense	2,132,776	1,587,695	2,859,294	1,938,113	1,161,822
(Reversal of) provision for loan losses	(239,144)	(360,012)	1,284,896	(1,026,909)	(1,869,733)
Impairment losses on real estate properties	1,053,161	1,423,286	3,227,807	1,589,434	179,040
Other expenses	3,484,667	2,596,641	1,882,338	1,618,266	1,821,601
Total expenses	13,958,472	14,913,110	20,844,958	16,732,329	13,433,290
Operating income (loss)	2,838,549	620,018	(3,765,967)	4,511,222	4,386,961
Gain on sales of real estate, net	4,610,824	14,728,921	24,497,763	21,818,553	3,243,359
Gain on foreclosure of loans	—	—	—	—	464,754
Settlement expense	—	(2,627,436)	—	—	—
Net income before income taxes	7,449,373	12,721,503	20,731,796	26,329,775	8,095,074
Income tax (expense) benefit	(559,842)	(4,041,655)	7,248,977	(93,335)	—
Net income	6,889,531	8,679,848	27,980,773	26,236,440	8,095,074
Net income attributable to non-controlling interests	—	—	(3,571,003)	(2,667,324)	(165,445)
Net income attributable to common stockholders	$6,889,531	$8,679,848	$24,409,770	$23,569,116	$7,929,629
Earnings per common share (basic and diluted)	$0.79	$0.85	$2.38	$2.22	$0.74
Dividends declared per common share	$0.76	$0.38	$0.32	$0.41	$0.27

Balance Sheet Data:	2018	2017	2016	2015	2014
Loans, net	$141,204,055	$144,343,844	$126,975,489	$104,901,361	$65,164,156
Real estate held for sale	34,093,790	56,110,472	75,843,635	100,191,166	59,494,339
Real estate held for investment	22,548,720	24,355,653	37,279,763	53,647,246	103,522,466
Other assets	11,223,475	14,201,304	19,463,568	13,254,472	13,742,960
Total assets	209,070,040	239,011,273	259,562,455	271,994,245	241,923,921
Total indebtedness	14,526,903	31,747,433	38,361,934	66,374,544	49,019,549
Total liabilities	17,711,258	38,021,546	44,034,578	72,485,398	53,177,310
Non-controlling interests	—	—	—	4,528,849	4,174,753
Total equity	191,358,782	200,989,727	215,527,877	199,508,847	188,746,611
Book value per share	$22.56	$22.10	$21.03	$19.03	$17.14

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Some of the information in this Annual Report may contain forward-looking statements. Words such as “may,” “will,” “should,”  “expect,” “anticipate,” “intend,” “believe,” “plan,” “estimate,” “continue” and variations of  such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, uncertain events or assumptions, and other characterizations of future events, strategies or circumstances are forward-looking statements, including statements regarding the completion of our proposed Merger with Ready Capital. These forward-looking statements are subject to risks and uncertainties, including those described throughout this filing and particularly in “Risk Factors” in Part I, Item 1A of this Annual Report, that could cause actual results to differ materially from those projected or described in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

On May 20, 2013, OMIF merged with and into the Company with the Company as the surviving entity, succeeding to and continuing the business and operations of OMIF (the “OMIF Merger”). The Company, by virtue of the OMIF Merger, directly or indirectly owns all of the assets and business formerly owned by OMIF. The Company is a deemed successor issuer to OMIF pursuant to Rule 12g-3(a) under the Exchange Act, and on July 1, 2013, the Company’s Common Stock was listed on the NYSE American exchange. For accounting purposes, the OMIF Merger was treated as a transfer of assets and exchange of shares between entities under common control. The accounting basis used to initially record the assets and liabilities in the Company was the carryover basis of OMIF.

Our primary sources of revenue are interest income earned on our loan investment portfolio and revenues we generate from our operating real estate assets. We have resumed originating loans and believe the Company is well positioned to capitalize on lending opportunities. However, there can be no assurances that we will be able to identify and make loans to suitable commercial real estate borrowers or have adequate capital and liquidity to fund such loans.

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

Between 2008 and 2013, we experienced increased delinquent loans and foreclosures which created substantial losses. As a result, we owned significantly more real estate than in the past, which reduced cash flow and net income. As of December 31, 2018, approximately 22% of our loans were impaired and/or past maturity, up from 11% as of December 31, 2017. As of December 31, 2018, we owned approximately $56.6 million (book value) of real estate held for sale or investment, which is approximately 27% of total assets, a decrease of $23.8 million or 30% of total assets as compared to December 31, 2017. During 2018, we sold twenty-three real estate properties (including eleven condominium units at Zalanta) for aggregate net sales proceeds of $29,966,000 (including notes receivable totaling $8,679,000) and net gains totaling $4,611,000. We will continue to attempt to sell certain of our properties but may need to sell them for losses. In addition, under the REIT tax rules, we may be subject to a “prohibited transaction” penalty tax on tax gains from the sale of our properties in certain circumstances.

Although management currently believes that none of our delinquent loans will result in a credit loss to the Company, real estate values could decrease in the future. Management continues to perform frequent evaluations of collateral values for our loans using internal and external sources, including the use of updated independent appraisals.  As a result of these evaluations, the allowance for loan losses and our investments in real estate could increase or decrease in the near term, and such changes could be material.

Proposed Merger with Ready Capital

We entered into the Merger Agreement with Ready Capital on November 7, 2018.  In connection with the proposed Merger, the Company’s stockholders will exchange their shares of the Company’s Common Stock for newly issued shares of Ready Capital and the Management Agreement with OFG will be terminated.  Pursuant to the terms of the Merger Agreement, each share of the Company’s Common Stock will be converted into 1.441 shares of Ready Capital’s common stock.

The operations of the Company’s business are subject to certain restrictions contained in the Merger Agreement pending the closing of the Merger. Completion of the proposed Merger is subject to the satisfaction of certain customary conditions, and is subject to the approval of the stockholders of both Ready Capital and the Company.  We cannot provide any assurance that the proposed Merger will close in a timely manner or at all.

Business Strategy

Our primary business objective is to provide our stockholders with attractive risk-adjusted returns by producing consistent and predictable dividends while maintaining a strong balance sheet. We believe we have positioned the Company for future growth and, subject to applicable restrictions contained in the Merger Agreement, seek to increase distributions to stockholders through active portfolio management and execution of our business plan which is outlined below:

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

The commercial real estate markets have stabilized, but uncertainty remains as a result of global market instability, rising interest rates, the current political and international trade climate, changes in the Federal tax code, regulatory reform and other matters and their potential impact on the U.S. economy and commercial real estate markets.  In addition, the growth in multifamily rental rates seen over the past few years are showing signs of stabilizing. If real estate values decline again and/or rent growth subsides, it may limit our new loan originations since borrowers often use increases in the value of, and revenues produced from, their existing properties to support the purchase or investment in additional properties.  Declining real estate values may also significantly increase the likelihood that we will have difficulty selling our existing real estate assets in a timely manner, and that we will incur losses on our loans in the event of default because the value of our collateral may be insufficient to cover our investment in the loan.  Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect both our interest income from loans as well as our ability to originate loans, which would significantly impact our revenues, results of operations, financial condition, business prospects and our ability to make distributions to our stockholders.

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

Recent increases in market interest rates have increased interest expense under our line of credit facility and certain other of our borrowings that bear interest at variable rates.  Due to competitive conditions in our markets, we have been unable to pass increases in our cost of funds through to our borrowers on the majority of our recent loan investments and, accordingly, the interest rates we receive on our loans has remained relatively unchanged.  This increase in our cost of funds without corresponding increases in the rates we charge our borrowers has resulted in a smaller interest margin and, if these conditions continue, may adversely affect our results of operations in the future.

Critical Accounting Policies

We consider the accounting policies discussed below to be critical to an understanding of how we report our financial condition and results of operations because their application places the most significant demands on the judgment of our management.

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which requires the use of estimates and assumptions that involve the exercise of judgment and affect the reported amounts of assets and liabilities as of the balance sheet dates and revenues and expenses for the reporting periods. Such estimates relate principally to the determination of (1) the allowance for loan losses, (2) the valuation of real estate held for sale and investment (at acquisition and subsequently) and (3) the recoverability of deferred income tax assets.

Allowance for Loan Losses, Impaired Loans and Non-accrual Status

We maintain an allowance for loan losses on our investments in mortgage loans. A loan is impaired when it is probable that we may not collect all principal and interest payments according to the contractual terms of the loan agreement. As part of the detailed loan review, we consider many factors about the specific loan, including payment history, asset performance, borrower’s financial capability and other characteristics. Management evaluates loans for non-accrual status each reporting period. A loan is placed on non-accrual status when the loan payment deficiencies exceed 90 days, or earlier if collection of principal and interest is substantially in doubt. When a loan is classified as nonaccrual, interest accruals discontinue and all past due interest remains accrued until the loan becomes current, is paid off or is foreclosed upon. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest. Cash receipts on nonaccrual loans are used to reduce any outstanding accrued interest, and then are recorded as interest income, except when such payments are specifically designated as principal reduction or when management does not believe our investment in the loan is fully recoverable. When a loan is considered impaired, management estimates impairment based on the fair value of the collateral less estimated costs to sell, generally through the use of appraisals. The determination of the general reserve for loans that are not considered impaired and are collectively evaluated for impairment is based on estimates made by management including consideration of historical losses by portfolio segment, internal asset classifications, and qualitative factors to include economic trends in our service areas, industry experience and trends, geographic concentrations, estimated collateral values, our underwriting policies, the character of the loan portfolio, and probable incurred losses inherent in the portfolio taken as a whole. The allowance is established through a provision for loan losses which is charged to expense. Additions to the allowance are expected to maintain the adequacy of the total allowance after credit losses and loan growth but actual results may vary and there is no assurance that the allowance for loan losses will be sufficient. Credit exposures determined to be uncollectible are charged against the allowance.  Cash received on previously charged off amounts is recorded as a recovery to the allowance.

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

Real Estate Sales—We evaluate if real estate sale transactions qualify for recognition under the full accrual method, considering whether, among other criteria, the buyer’s initial and continuing investments are adequate to demonstrate a commitment to pay, any receivable due to the Company is not subject to future subordination, the Company has transferred to the buyer the usual risks and rewards of ownership and the Company does not have a substantial continuing involvement with the sold real estate. At the time the sale is consummated, a gain or loss is recognized as the difference between the sale price less disposal cost and the carrying value of the real estate.

Real Estate Held for Investment

Real estate held for investment includes real estate purchased or acquired in full or partial settlement of loan obligations, generally through foreclosure, that is not being marketed for sale and is either being operated, such as rental properties; is being managed through the development process, including obtaining appropriate and necessary entitlements and permits and construction; or are idle properties awaiting more favorable market conditions or properties we cannot sell without placing our REIT status at risk or become subject to prohibited transactions penalty tax. Real estate held for investment is recorded at acquisition at the property’s estimated fair value less estimated costs to sell.  Depreciation of buildings and improvements is provided on the straight-line method over the estimated remaining useful lives of buildings and improvements.  Depreciation of tenant improvements is provided on the straight-line method over the shorter of their estimated useful lives or the lease terms.  Costs related to the improvement of real estate held for sale and investment are capitalized, whereas those related to holding the property are expensed. We evaluate real estate held for investment periodically or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. We evaluate cash flows and determine impairments on an individual property basis. In making this determination, we often obtain new appraisals and/or review, among other things, current and future cash flows associated with each property, market information, market prices of similar properties recently sold or currently being offered for sale, and other quantitative and qualitative factors. If an impairment indicator exists, we evaluate whether the expected future undiscounted cash flows is less than the carrying amount of the property, and if we determine that the carrying value is not recoverable, an impairment loss is recorded for the difference between the estimated fair value less estimated costs to sell and the carrying amount of the property.

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

Deferred Income Taxes - Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities, if any. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A deferred tax asset is also recognized for net operating loss carryforwards of TRS entities. A valuation allowance, if needed, reduces deferred tax assets to the amount that is “more likely than not” to be realized. Realization of deferred tax assets is dependent on the Company’s TRS entities generating sufficient taxable income in future periods or employing certain tax planning strategies to realize such deferred tax assets. The estimate of the amount of deferred tax assets more likely than not to be realized often requires significant judgment on the part of management because realization may be dependent on the outcome of property sales and/or other events that are difficult to forecast.

Tax Positions - The accounting guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. A tax position is recognized as a benefit only if it is “more likely than not” that the position would be sustained in a tax examination, with a tax examination being presumed to occur. We have analyzed our various federal and state filing positions and believe that our income tax filing positions and deductions are well documented and supported. There was no reserve for uncertain tax positions recorded as of December 31, 2018 and 2017. See discussion of tax issue related to the Company’s 2012 federal tax return under “Commitments and Contingencies” below.

Significant Developments During 2018 and Subsequent Events

Proposed Merger with Ready Capital - We entered into the Merger Agreement with Ready Capital on November 7, 2018.  In connection with the proposed Merger, the Company’s stockholders will exchange their shares of the Company’s Common Stock for newly issued shares of Ready Capital Common Stock. Completion of the proposed Merger is subject to the satisfaction of certain customary conditions, and is subject to the approval of the stockholders of both Ready Capital and the Company.  The Company cannot provide any assurance that the proposed Merger will close in a timely manner or at all.

Loan Activity – We originated 18 new loans during 2018 totaling $78,867,000 (when fully funded) with a weighted average interest rate of 7.6% (excluding carryback loans on the sales of real estate).  During 2018, we received full or partial repayment on 28 loans in the total amount of $78,692,000 with a weighted average interest rate of 7.6%.  During 2018, we extended the maturity dates of 19 loans with outstanding principal balances aggregating $47,915,000 with a weighted average interest rate of 8.3%. During 2018, we recorded charge-offs from the specific loan loss allowance on one impaired loan totaling $187,000 and recorded a net decrease in the general allowance for loan losses of $163,000 (net of $76,000 recovery of bad debts received), for a total decrease in the allowance of $350,000.

Real Estate Property Sales – We sold 23 real estate properties (three partially) during 2018 for aggregate net sales proceeds of $29,966,000 (including notes receivable totaling $8,679,000) and net gains totaling $4,611,000.

Stock Repurchases – We repurchased 608,574 shares of our Common Stock during 2018 pursuant to the 2018 Repurchase Plan at a total cost of $10,033,000 and an average cost of $16.49 per share. The 2018 Repurchase Plan terminated in September 2018.

Amendment to Management Agreement – Effective April 1, 2018, the Management Agreement was amended to implement changes to the Manager’s compensation structure that are described in Item 1 – “Compensation to the Manager” of this Annual Report and in our consolidated financial statements under “Note 12 – Transactions with Affiliates” in Item 8 of this Annual Report.

Subsequent Events – The following events have occurred during the first quarter of 2019 and are discussed in further detail in our consolidated financial statements under “Note 16 – Subsequent Events” in Item 8 of this Annual Report:

•	The Company sold two real estate properties in January 2019 for net sales proceeds totaling $2,706,000 and gain totaling $466,000.
•	The Company extended the maturity dates on five loans that were past maturity as of December 31, 2018 with principal balances totaling approximately $15,010,000 in January and February 2019.

Comparison of Results of Operations for Years Ended 2018 and 2017
The following table sets forth our results of operations for the years ended December 31, 2018 and 2017:
	Year Ended December 31,		Increase/(Decrease)
	2018	2017	Amount	Percent
Revenues:
Interest and related income from loans	$12,281,261	$10,840,730	$1,440,531	13%
Rental and other income from real estate properties	4,129,261	4,505,385	(376,124)	(8)%
Other income	386,499	187,013	199,486	107%
Total revenues	16,797,021	15,533,128	1,263,893	8%
Expenses:
Management fees to Manager	2,906,333	3,546,085	(639,752)	(18)%
Servicing fees to Manager	95,143	362,411	(267,268)	(74)%
General and administrative expense	3,389,524	2,234,230	1,155,294	52%
Rental and other expenses on real estate properties	3,858,962	4,980,900	(1,121,938)	(23)%
Depreciation and amortization	761,717	1,138,515	(376,798)	(33)%
Interest expense	2,132,776	1,587,695	545,081	34%
(Recovery of) provision for loan losses	(239,144)	(360,012)	120,868	(34)%
Impairment losses on real estate properties	1,053,161	1,423,286	(370,125)	(26)%
Total expenses	13,958,472	14,913,110	(954,638)	(6)%
Operating income	2,838,549	620,018	2,218,531	nm
Gain on sales of real estate, net	4,610,824	14,728,921	(10,118,097)	(69)%
Settlement expense	—	(2,627,436)	2,627,436	(100)%
Net income before income taxes	7,449,373	12,721,503	(5,272,130)	(41)%
Income tax expense	(559,842)	(4,041,655)	3,481,813	(86)%
Net income	$6,889,531	$8,679,848	$(1,790,317)	(20)%
nm – not meaningful

Revenues

Interest and related income from loans increased $1,441,000 (13% increase) to $12,281,000 for the year ended December 31, 2018, as compared to $10,841,000 for the year ended December 31, 2017. The increase was primarily due to an increase in the average balance of performing loans between the year ended December 31, 2018 and the year ended December 31, 2017 of approximately 4%, to discount and loan fee amortization on certain loans and to the collection of late charges by the Company on loans beginning in April 2018.

Other income increased $199,000 (107% increase) during the year ended December 31, 2018, as compared to 2017, primarily due to increased income from our investment in 1850 De La Cruz, LLC as the applicable lease was extended effective July 15, 2018 at the current market rate which resulted in an increase in monthly rental income of approximately $74,000 per month of which 50% ($37,000) was earned by the Company.

Rental and other income from real estate properties decreased $376,000 (8% decrease) to $4,129,000 for the year ended December 31, 2018, as compared to $4,505,000 for the year ended December 31, 2017, primarily due to the sale of certain operating properties during 2017 and 2018, net of increased rent on certain of the Company’s remaining rental properties.

Expenses

Management fees decreased $640,000 (18% decrease) and servicing fees decreased $267,000 (74% decrease) during the year ended December 31, 2018, as compared to 2017. The decrease in these fees resulted from the impact of the Interim Management Fee that was effective from July 1, 2017 through March 31, 2018 and the Amendment to the Management Agreement, effective April 1, 2018, that further changed the management fee calculation and eliminated payment of servicing fees to the Manager (and made additional changes to the compensation of the Manager as described in Item 1 – “Compensation to the Manager” of this Annual Report and in our consolidated financial statements under “Note 12 – Transactions with Affiliates” in Item 8 of this Annual Report. Management fees for the year ended December 31, 2018 were approximately $1,343,000 lower than the management fees that would have been payable to the Manager using the Prior Management Fee calculation.

General and administrative expense increased $1,155,000 (52% increase) during the year ended December 31, 2018, as compared to 2017. The increase was due primarily to increased legal and other costs relating to the pending Merger with Ready Capital, and increased director fees, net of the elimination of salary related expense reimbursements to the Manager beginning April 1, 2018 as a result of the Amendment to the Management Agreement.

Rental and other expenses on real estate properties decreased $1,122,000 (23% decrease) during the year ended December 31, 2018, as compared to 2017, primarily due to the sale of certain properties during 2017 and 2018.

Depreciation and amortization expense decreased $377,000 (33% decrease) during the year ended December 31, 2018, as compared to 2017, primarily due to the sale of certain depreciable properties during 2017 and 2018 and the discontinuation of depreciation on certain properties that were moved to Held for Sale during 2017 and 2018.

Interest expense increased $545,000 (34% increase) during the year ended December 31, 2018 as compared to 2017, due primarily to increased interest expense on the ZRV construction loan as construction was completed in mid-2017 and capitalization of interest was discontinued and also due to higher balances outstanding and a higher average interest rate on the CB&T line of credit (including the unused commitment fee) during the year ended December 31, 2018, as compared to 2017.

The recovery of loan losses of $239,000 during the year ended December 31, 2018 was the result of an analysis performed on the loan portfolio. The general loan loss allowance decreased $163,000 during the year ended December 31, 2018 primarily due to a decrease in the balance of performing residential and land loans during the year which have a higher historical loss factor as compared to commercial loans. In addition, the Company received a recovery of bad debts of $76,000 during 2018. The specific loan loss allowance decreased $187,000 during the year ended December 31, 2018 as a result of a charge-off against the allowance for loan losses from the partial payoff of an impaired loan during the year.

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

The impairment losses on real estate properties of $1,053,000 and $1,423,000, respectively, during the years ended December 31, 2018 and 2017 were the result of agreements to sell certain of our properties for prices that were lower than the book value or the result of updated appraisals or other valuation information obtained on certain of our real estate properties during those years.

Settlement expense decreased $2,627,000 during the year ended December 31, 2018, as compared to 2017, as a result of the Company’s purchase, pursuant to the Settlement Agreement dated December 29, 2017 between the Company and Freestone (the “Settlement Agreement”), of 810,937 shares of our Common Stock (the “Freestone Shares”) from Freestone Capital Management, LLC and certain of its affiliates, at a price of $19.25 per share. 669,058 Freestone Shares were purchased on December 29, 2017 and another 141,879 Freestone Shares were purchased on January 12, 2018. The market price of $16.01 per share for all 810,937 Freestone Shares purchased was recorded as treasury stock ($12,983,000 total), and the premium paid over the market price for those shares of $3.24 per share ($2,627,000 total) was recorded as settlement expense in the consolidated financial statements. See discussion under “Forward Contract Liability – Share Repurchase” below.

Gain on Sales of Real Estate

Gain on sales of real estate decreased $10,118,000 during the year ended December 31, 2018, as compared to 2017, as a result of the sale of twenty-three real estate properties (three partially) during 2018, resulting in gains totaling $4,611,000 (see further detail under “Real Estate Properties Held for Sale and Investment” below), as compared to the sale eight real estate properties (two partially) during the year ended December 31, 2017, resulting in gains totaling $14,729,000.

We believe, from period to period in the near term, there will be fluctuations in net income resulting from the lag time between the sale of our real estate assets and deployment of the proceeds into new loan investments.

Income Tax Expense
Income tax expense (primarily related to our taxable REIT subsidiaries) decreased $3,482,000 (86% decrease) during the year ended December 31, 2018, as compared to 2017. This decrease was primarily the result of a larger valuation allowance recorded against deferred tax assets as a result of higher construction costs and lower expected gains from future sales of ZRV assets in the Company’s analysis during the year ended December 31, 2017, as compared to the year ended December 31, 2018. The Company’s effective tax rate for 2018 differed from the statutory tax rate primarily due to an increase in the valuation allowance on deferred tax assets. The Company’s effective tax rate for 2017 differed from the statutory tax rate primarily due to an increase in the valuation allowance on deferred tax assets and the change in the Federal corporate tax rate from 34% to 21% in 2018 and beyond as a result of the Tax Cuts and Jobs Act signed into law by President Trump on December 22, 2017, which required us to remeasure our deferred tax assets at the lower rate.  Management has estimated future taxable gains and losses on sale of ZRV real estate assets to determine how much of the deferred tax assets are realizable. This realizability analysis is inherently subjective and actual results could differ from these estimates.

Comparison of Results of Operations for Years Ended 2017 and 2016
The following table sets forth our results of operations for the years ended December 31, 2017 and 2016:
	Year Ended December 31,		Increase/(Decrease)
	2017	2016	Amount	Percent
Revenues:
Interest and related income from loans	$10,840,730	$8,922,142	$1,918,588	22%
Rental and other income from real estate properties	4,505,385	7,977,400	(3,472,015)	(44)%
Other income	187,013	179,449	7,564,	4%
Total revenues	15,533,128	17,078,991	(1,545,863)	(9)%
Expenses:
Management fees to Manager	3,546,085	3,286,470	259,615	8%
Servicing fees to Manager	362,411	298,770	63,641	21%
General and administrative expense	2,234,230	1,568,890	665,340	42%
Rental and other expenses on real estate properties	4,980,900	7,060,526	(2,079,626)	(29)%
Depreciation and amortization	1,138,515	1,258,305	(119,790)	(10)%
Interest expense	1,587,695	2,859,294	(1,271,599)	(44)%
(Recovery of) provision for loan losses	(360,012)	1,284,896	(1,644,908)	nm
Impairment losses on real estate properties	1,423,286	3,227,807	(1,804,521)	(56)%
Total expenses	14,913,110	20,844,958	(5,931,848)	(28)%
Operating income (loss)	620,018	(3,765,967)	4,385,985	nm
Gain on sales of real estate, net	14,728,921	24,497,763	(9,768,842)	(40)%
Settlement expense	(2,627,436)	—	(2,627,436)	100%
Net income before income taxes	12,721,503	20,731,796	(8,010,293)	(39)%
Income tax (expense) benefit	(4,041,655)	7,248,977	(11,290,632)	nm
Net income	8,679,848	27,980,773	(19,300,925)	(69)%
Net income attributable to non-controlling interests	—	(3,571,003)	3,571,003	(100)%
Net income attributable to common stockholders	$8,679,848	$24,409,770	$(15,729,922)	(64)%
nm – not meaningful

Revenues

Interest and related income from loans increased $1,919,000 (22% increase) to $10,841,000 for the year ended December 31, 2017, as compared to $8,922,000 for the year ended December 31, 2016. The increase was primarily due to an increase in the average balance of performing loans between the year ended December 31, 2017 and the year ended December 31, 2016 of approximately 26%.

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

Expenses

Management fees increased $260,000 (8% increase) and servicing fees increased $64,000 (21% increase) during the year ended December 31, 2017, as compared to 2016. The servicing fee increase was due to an increase in the average balance of loans in our portfolio of 21% during the year ended December 31, 2017, as compared to 2016. The management fees did not increase as much as the service fees as a result of the increased loan balances because the Board and the Manager agreed to adjust the Prior Management Fee to the Interim Management Fee during the period from July 1, 2017 to March 31, 2018, and the Interim Management Fee calculation resulted in a management fee for the year ended December 31, 2017 that was approximately $440,000 lower than the fee that would have been payable to the Manager using the Prior Management Fee calculation.

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

Settlement expense increased $2,627,000 during the year ended December 31, 2017, as compared to 2016, as a result of the purchase pursuant to the Settlement Agreement, at $19.25 per share, of 669,058 Freestone Shares on December 29, 2017 and another 141,879 Freestone Shares on January 12, 2018. The market price of $16.01 per share for all 810,937 Freestone Shares purchased was recorded as treasury stock ($12,983,000 total), and the premium paid over the market price for those shares of $3.24 per share ($2,627,000 total) was recorded as settlement expense in the consolidated financial statements. See discussion under “Forward Contract Liability – Share Repurchase” below.

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

Gain on Sales of Real Estate

Gain on sales of real estate decreased $9,769,000 during the year ended December 31, 2017, as compared to 2016, as a result of the sale of eight real estate properties (two partially) during 2017, resulting in gains totaling $14,729,000 (see further detail under “Net Income Attributable to Non-Controlling Interests” and “Real Estate Properties Held for Sale and Investment” below). We sold seven real estate properties (three partially) during the year ended December 31, 2016, resulting in gains totaling $24,498,000.
Income Tax (Expense) Benefit
We recorded income tax expense related to our taxable REIT subsidiaries of $4,042,000 during the year ended December 31, 2017 as compared to income tax benefit of $7,249,000 during the year ended December 31, 2016. The income tax expense during the year ended December 31, 2017 was primarily the result of an increase in the valuation allowance recorded against deferred tax assets as a result of higher construction costs and lower expected gains from the sales of ZRV assets in the future (Federal and state tax expense of $2,878,000) and due to a decrease in the Federal corporate tax rate from 34% to 21% in 2018 and beyond as a result of the Tax Cuts and Jobs Act signed into law by President Trump on December 22, 2017, which required us to remeasure our deferred tax assets at the lower rate (Federal tax expense of $1,358,000). The income tax benefit during the year ended December 31, 2016 was a result of the transfer of two properties into ZRV and conversion of ZRV into a taxable REIT subsidiary, which made the income (loss) from these real estate assets taxable. Due to differences between the book and tax basis of the assets, a deferred tax asset and related income tax benefit totaling $7,249,000 was recorded as of December 31, 2016. The Company’s effective tax rate for 2017 differed from the statutory tax rate primarily due to an increase in the valuation allowance on deferred tax assets and the change in the Federal corporate tax rate as discussed above.  The Company’s effective tax rate for 2016 differed from the statutory tax rate because the three properties held within the ZRV TRS had differences between their respective book basis and tax basis and management projected that the Company would realize the benefits from deferred tax assets related to these basis differences. As a result, a $7,249,000 deferred tax benefit was recorded during 2016. Management has estimated future taxable gains and losses on sale of ZRV real estate assets to determine how much of the deferred tax assets are realizable. This realizability analysis is inherently subjective and actual results could differ from these estimates.

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

Financial Condition

December 31, 2018 and 2017

Loan Portfolio

Our portfolio of loan investments decreased from 61 as of December 31, 2017 to 59 as of December 31, 2018, and the average loan balance increased from $2,396,000 as of December 31, 2017 to $2,418,000 as of December 31, 2018.

As of December 31, 2018 and 2017, we had seven and nine impaired loans, respectively, totaling approximately $11,862,000 (8.3% of the portfolio) and $8,534,000 (5.8%), respectively. This included matured loans totaling $7,276,000 and $7,107,000 as of December 31, 2018 and 2017, respectively. In addition, seven and seven loans of approximately $19,515,000 (13.7%) and $7,585,000 (5.2%) were past maturity but less than ninety days delinquent in monthly payments as of December 31, 2018 and 2017, respectively (combined total of $31,377,000 (22.0%) and $16,119,000 (11.0%), respectively, that are past maturity and/or impaired). Of the impaired and past maturity loans, none were in the process of foreclosure and none involved loans to borrowers who were in bankruptcy.  We foreclosed on two loans secured by the same property during the year ended December 31, 2018 with principal balances totaling approximately $1,937,000 and obtained the property via the trustee sale. We foreclosed on no loans during the year ended December 31, 2017. In February 2019 (subsequent to year-end), we filed a Notice of Default on two impaired loans secured by the same property totaling $4,388,000.

Of the $8,534,000 in loans that were impaired as of December 31, 2017, four with principal balances totaling $4,566,000 remained impaired, three with principal balances totaling $2,029,000 were paid off and two with principal balances totaling $1,939,000 were foreclosed upon.

As of December 31, 2018 and 2017, approximately $142,484,000 (99.9%) and $145,958,000 (99.9%) of our loans are interest only and/or require the borrower to make a “balloon payment” on the principal amount upon maturity of the loan. To the extent that a borrower has an obligation to pay loan principal in a large lump sum payment, its ability to satisfy this obligation may be dependent upon its ability to sell the property, obtain suitable refinancing or otherwise raise a substantial cash amount. As a result, these loans involve a higher risk of default than fully amortizing loans. Borrowers occasionally are not able to pay the full amount due at the maturity date.  We may allow these borrowers to continue making the regularly scheduled monthly payments for certain periods of time to assist the borrower in meeting the balloon payment obligation without formally filing a notice of default.  These loans for which the principal and any accrued interest is due and payable, but the borrower has failed to make such payment of principal and/or accrued interest are referred to as “past maturity loans”. As of December 31, 2018 and 2017, we had eleven and thirteen past maturity loans totaling approximately $26,791,000 and $14,692,000, respectively.
There were no loans modified as troubled debt restructurings during the years ended December 31, 2018. There was one loan with a principal balance of $1,145,000 modified as a troubled debt restructuring during the year ended December 31, 2017.

As of December 31, 2018 and 2017, we held the following types of loan investments:
	December 31, 2018	December 31, 2017
By Property Type:
Commercial	$132,519,461	$127,873,281
Residential	5,209,357	13,170,795
Land	4,953,425	5,127,574
	$142,682,243	$146,171,650
By Position:
Senior loans	$137,808,788	$142,782,492
Junior loans	4,873,455	3,389,158
	$142,682,243	$146,171,650

The types of property securing our commercial real estate loans are as follows as of December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Commercial Real Estate Loans:
Office	$26,052,765	$29,480,103
Retail	57,108,646	32,329,395
Storage	5,996,619	15,807,016
Apartment	15,382,892	24,582,181
Hotel	8,985,000	11,777,351
Industrial	2,856,911	2,690,000
Warehouse	3,000,000	3,000,000
Marina	3,638,121	3,580,000
Assisted care	7,550,858	1,650,000
Golf course	1,550,000	1,212,851
Restaurant	397,649	1,764,384
	$132,519,461	$127,873,281

Scheduled maturities of loan investments as of December 31, 2018 and the interest rate sensitivity of such loans are as follows:
	Fixed Interest Rate	Variable Interest Rate	Total
Year ending December 31:
2018 (past maturity)	$21,874,240	$4,916,586	$26,790,826
2019	55,144,317	15,780,197	70,924,514
2020	4,319,448	33,577,666	37,897,114
2021	5,519,317	1,351,912	6,871,229
Thereafter (through 2028)	198,560	—	198,560
	$87,055,882	$55,626,361	$142,682,243

Currently, our variable rate loans use as indices the Prime, three-month or six-month LIBOR rates 5.50%, 2.80% and 2.87% respectively, at December 31, 2018) or include terms whereby the interest rate we charge is increased at a later date. Premiums over these indices have varied from 3.0% to 9.0% and may be higher or lower depending upon market conditions at the time the loan is made.

The following is a schedule by geographic location of loan investments as of December 31, 2018 and 2017:

	December 31, 2018		December 31, 2017
	Balance	Percentage	Balance	Percentage
California	$98,865,551	69.29%	$110,884,117	75.86%
Arizona	—	—%	815,890	0.56%
Colorado	6,447,573	4.52%	4,380,616	3.00%
Hawaii	1,445,964	1.01%	1,450,000	0.99%
Illinois	—	—%	1,364,384	0.93%
Indiana	—	—%	388,793	0.27%
Michigan	8,985,000	6.30%	10,714,764	7.33%
Nevada	—	—%	1,653,107	1.13%
Ohio	—	—%	3,755,000	2.57%
Pennsylvania	5,519,317	3.87%	—	—%
Texas	17,565,952	12.31%	6,625,000	4.53%
Washington	—	—%	3,159,460	2.16%
Wisconsin	3,852,886	2.70%	980,519	0.67%
	$142,682,243	100.00%	$146,171,650	100.00%

As of December 31, 2018 and 2017, our loans secured by real property collateral located in Northern California totaled approximately 60% ($86,161,000) and 54% ($78,465,000), respectively, of the loan portfolio. The Northern California region (which includes Monterey, Fresno, Kings, Tulare and Inyo counties and all counties north) is a large geographic area which has a diversified economic base. The ability of borrowers to repay loans is influenced by the economic strength of the region and the impact of prevailing market conditions on the value of real estate.

Our investment in loans decreased by $3,489,000 (2.4%) during the year ended December 31, 2018 primarily as a result of loan payoffs, net of new loan originations during the year. As of December 31, 2018 and 2017, we had twelve and fourteen construction/rehabilitation loans in our portfolio with aggregate outstanding principal balances totaling $26,044,000 and $21,751,000, respectively.

Allowance for Loan Losses

The allowance for loan losses (decreased) increased by approximately $(350,000), $(879,000) and $864,000 (provision, net of reversals and charge-offs) during the years ended December 31, 2018, 2017 and 2016, respectively.  The Manager believes that the allowance for loan losses is sufficient given the estimated underlying collateral values of impaired loans. There is no precise method used by the Manager to predict delinquency rates or losses on specific loans.  The Manager has considered the number and amount of delinquent loans, loans subject to workout agreements and loans in bankruptcy in determining allowances for loan losses, but there can be no absolute assurance that the allowance is sufficient.  Because any decision regarding the allowance for loan losses reflects judgment about the probability of future events, there is an inherent risk that such judgments will prove incorrect.  In such event, actual losses may exceed (or be less than) the amount of any reserve.  To the extent that we experience losses greater than the amount of its reserves, we may incur a charge to earnings that will adversely affect operating results and the amount of any dividends paid.

Changes in the allowance for loan losses for the years ended December 31, 2018, 2017 and 2016 were as follows:
	2018	2017	2016
Balance, beginning of period	$1,827,806	$2,706,822	$1,842,446
(Recovery of) provision for loan losses	(239,144)	(360,012)	1,284,896
Charge-offs	(186,708)	(546,004)	(447,520)
Recoveries	76,234	27,000	27,000
Balance, end of period	$1,478,188	$1,827,806	$2,706,822

As of December 31, 2018 and 2017, there was a general allowance for loan losses of $1,478,188 and $1,641,098, respectively, and a specific allowance for loan losses of $0 and $186,708, respectively.

Real Estate Properties Held for Sale and Investment

As of December 31, 2018, we held title to thirteen properties that were acquired through foreclosure, with a total carrying amount of approximately $56,643,000 (including properties held in four limited liability companies and one corporation), net of accumulated depreciation of $2,680,000. As of December 31, 2018, properties held for sale total $34,094,000 and properties held for investment total $22,549,000. We foreclosed on two loans secured by the same property during the year ended December 31, 2018. We did not foreclose on any loans during the year ended December 31, 2017. When we acquire property by foreclosure, we typically earn less income on those properties than could be earned on loans and we may not be able to sell the properties in a timely manner.

Changes in real estate held for sale and investment during the years ended December 31, 2018, 2017 and 2016 were as follows:
	2018	2017	2016
Balance, beginning of period	$80,466,125	$113,123,398	$153,838,412
Real estate acquired through foreclosure	2,062,729	—	700,800
Investments in real estate properties	496,826	11,274,904	29,061,735
Amortization of deferred financing costs capitalized to construction project	—	76,260	119,471
Sales of real estate properties	(24,609,167)	(41,505,148)	(66,183,589)
Impairment losses on real estate properties	(1,053,161)	(1,423,286)	(3,227,807)
Depreciation of properties held for investment	(720,842)	(1,080,003)	(1,185,624)
Balance, end of period	$56,642,510	$80,466,125	$113,123,398

Seven of our thirteen properties do not currently generate revenue. Seven of the Company’s twenty-one commercial leases are set to expire during 2019. All of the Company’s twelve residential leases are either on a month-to-month basis or will expire in 2019. The Company expects that new leases will be signed with existing or new tenants for the majority of these spaces and at rental rates that are at market and are at or above expiring rental amounts.

For purposes of assessing potential impairment of value during 2018, 2017 and 2016, we obtained updated appraisals or other valuation support on several of our real estate properties held for sale and investment, which resulted in additional impairment losses on certain properties in the aggregate amount of approximately $1,053,000, $1,423,000 and $3,228,000, respectively, recorded in the consolidated statements of income.

2018 Sales Activity

During the year ended December 31, 2018, we sold twenty-three real estate properties (three partially) with details as follows:
	Net Sales Proceeds	Gain (Loss)
Assisted living facility, Bensalem, Pennsylvania*	$5,470,700	$(494,786)
Residential condominium units (11 units), South Lake Tahoe, California (held within ZRV)**	13,558,657	1,114,255
Office condominium complex (10 units – 7 sales), Roseville, California	5,995,715	3,561,143
1/7th interest in single family home, Lincoln City, Oregon	88,161	(9,486)
One improved residential lot, Coeur D’Alene, Idaho	392,120	303,519
Golf course, Auburn, California (held within Lone Star Golf, Inc.)***	2,176,047	136,178
Unimproved, residential and commercial land, Bethel Island, California	2,284,260	—
	$29,965,660	$4,610,823
* Net sales proceeds included carryback loan of $5,875,000, net of $468,705 discount ($5,406,295 net).
** Net sales proceeds included two carryback loans totaling $1,462,500.
***Net sales proceeds included two carryback loans totaling $1,810,270. One with a principal balance of $260,000 was repaid during 2018.

2017 Sales Activity

During the year ended December 31, 2017, we sold eight real estate properties (two partially) and 1,000 square feet of commercial floor coverage area with details as follows:

	Net Sales Proceeds**	Gain (Loss)
Commercial and residential land under development, South Lake Tahoe, California (held within TSV)	$42,329,110	$13,210,826
Seven condominium units, South Lake Tahoe, California (held within ZRV)	10,578,517	997,239
Two office condominium units, Roseville, California	978,431	515,959
Marina with 52 boat slips and campground, Bethel Island, California (held within Sandmound Marina, LLC)	967,825	(1,646)
Office condominium complex, Oakdale, California (held within East G, LLC)	732,389	(150)
Undeveloped, residential land, Marysville, California	398,483	(4,717)
One improved, residential lot, West Sacramento, California*	154,901	3,108
Unimproved, residential and commercial land, Gypsum, Colorado	139,467	(31)
1,000 square feet of commercial floor coverage area (held within TSV)	50,000	8,333
	$56,329,123	$14,728,921
* There is deferred gain related to this sale of $93,233 as of December 31, 2017.
** Includes carryback notes receivable totaling $450,000.

2016 Sales Activity

During the year ended December 31, 2016, we sold seven real estate properties (two partially) with details as follows:

	Net Sales Proceeds**	Gain (Loss)
Light industrial building, Paso Robles, California	$6,023,679	$4,557,979
Commercial building in building complex, Roseville, California	455,132	280,836
169 condominium units and 160 unit renovated and unoccupied apartment building, Miami, Florida (held within TOTB Miami, LLC)*	74,072,951	19,292,364
61 condominium units, Lakewood, Washington (held within Phillips Road, LLC)	5,030,384	846,998
2 improved, residential lots, Auburn, California (held within ZRV)	186,353	89,675
Medical office condominium complex, Gilbert, Arizona (held within ZRV)	3,793,870	(30,010)
Unimproved, residential and commercial land, Gypsum, Colorado (three separate sales)	1,434,273	(540,079)
	$90,966,642	$24,497,763
* $32,881,000 of proceeds were used to pay off debt securing the properties and $7,934,000 was distributed to the non-controlling interest.
** Includes carryback note receivable of $1,595,000.

2018 Foreclosure Activity

During the year ended December 31, 2018, the Company foreclosed on two loans secured by two homes and 20 acres of residential land located in San Ramon, California with principal balances aggregating approximately $1,937,000 and obtained the property via the trustee’s sale. In addition, accrued interest and advances made on the loan (for items such as legal fees and delinquent property taxes) in the total amount of approximately $125,000 were capitalized to the basis of the property. The fair market value of the property acquired was estimated to approximate the Company’s recorded investment in the loans.

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

During the years ended December 31, 2018, 2017 and 2016, we received capital distributions from 1850 in the total amount of $385,000, $185,000 and $180,000, respectively. The net income to the Company from its investment in 1850 De La Cruz was approximately $383,000, $185,000 and $179,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

Interest and Other Receivables

Interest and other receivables decreased from approximately $2,430,000 as of December 31, 2017 to $1,105,000 as of December 31, 2018 ($1,326,000 or 54.6% decrease) due primarily to the repayment of advances in the amount of approximately $486,000 on one impaired loan with the sale of the final collateral securing the loan and the reduction of a $700,000 receivable due from the tenant of the assisted living facility located in Bensalem, Pennsylvania as part of the sale that was closed during the first quarter of 2018.

Deferred Financing Costs

Deferred financing costs accounted for as assets increased from approximately $27,000 as of December 31, 2017 to $351,000 as of December 31, 2018 ($324,000 increase) due primarily to a loan fee and other related issuance costs paid upon the renewal of the Company’s line of credit during the third quarter of 2018.

Deferred Tax Assets, Net

Deferred tax assets decreased from $3,207,000 as of December 31, 2017 to approximately $2,697,000 as of December 31, 2018 ($510,000 or 15.9% decrease) due primarily to an increase in the valuation allowance recorded against deferred tax assets as a result of lower expected gains from the sales of ZRV assets in the future.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities decreased from approximately $1,390,000 as of December 31, 2017 to $1,246,000 as of December 31, 2018 ($145,000 or 10.4% decrease), due primarily to a decrease in payables as a result of the sales of real estate properties during 2017 and 2018.

Forward Contract Liability – Share Repurchase

Forward contract liability decreased from $2,731,000 as of December 31, 2017 to $0 as of December 31, 2018 due to the Settlement Agreement between the Company and Freestone for the purchase of 810,937 of the Freestone Shares. As of December 31, 2017, 669,058 of the Freestone Shares had been repurchased and the remaining 141,879 shares were repurchased on January 12, 2018; thus, requiring the Company to record a liability as of December 31, 2017.
There was no such liability as of December 31, 2018.

Line of Credit Payable

Line of credit payable increased from $1,555,000 as of December 31, 2017 to $1,728,000 as of December 31 2018 ($173,000 or 11.1% increase) due primarily to advances on the line of credit for loan originations and stock repurchases in 2018, net of repayments from loan principal received and proceeds from sales of real estate properties.

Notes and Loans Payable on Real Estate

Notes and loans payable decreased from approximately $30,192,000 as of December 31, 2017 to approximately $12,799,000 as of December 31, 2018 ($17,394,000 or 57.6% decrease) due primarily to the sale of eleven condominiums at ZRV and the repayment of the note payable from the sales proceeds during 2018. The ZRV loan was repaid in full during 2018.

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

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover probable incurred credit losses in the Company’s loan portfolio. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Loan losses deemed to be uncollectible are charged against the allowance for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses. As of December 31, 2018, management believes that the allowance for loan losses of approximately $1,478,000 is adequate in amount to cover probable incurred credit losses. Because of the number of variables involved, the magnitude of the swings possible and management’s inability to control many of these factors, actual results may and do sometimes differ significantly from estimates made by management. As of December 31, 2018, seven loans totaling approximately $11,862,000 were impaired. Four of these loans totaling approximately $7,276,000 were past maturity. During the year ended December 31, 2018, we recorded a net decrease in the allowance for loan losses of approximately $350,000 (charge-off against the specific loan loss allowance of $187,000 and decrease in general allowance of $163,000, net of recovery of bad debts of $76,000). Management believes that the allowance for loan losses is sufficient given the estimated fair value of the collateral underlying impaired and past maturity loans and based on historical loss and delinquency factors applied to performing loans by class.

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

We require liquidity to:
•	fund future loan investments;
•	to develop, improve and maintain real estate properties;
•	to repay principal and interest on our borrowings;
•	to pay our expenses, including compensation to our Manager;
•	to pay U.S. federal, state, and local taxes of our TRSs;
•	to distribute annually a minimum of 90% of our REIT taxable income and to make investments in a manner that enables us to maintain our qualification as a REIT; and
•	to make tax payments associated with undistributed capital gains.
We intend to meet these liquidity requirements primarily through the following:
•	the use of our cash and cash equivalent balances of $1,014,000 (not including restricted cash) as of December 31, 2018;
•	cash generated from operating activities, including interest income from our loan portfolio and income generated from our real estate properties;
•	proceeds from the sales of real estate properties;
•	proceeds from our line of credit;
•	proceeds from future borrowings including additional lines of credit; and
•	proceeds from potential future offerings of our equity securities.

The following table summarizes our cash flow activity for the periods presented:

	Year Ended December 31,
	2018	2017	2016
Net cash provided by (used in) operating activities	$4,860,977	$(1,695,167)	$(763,292)
Net cash provided by investing activities	30,629,671	28,071,852)	40,542,620
Net cash used in financing activities	(36,647,163)	(27,640,112)	(41,326,298)

During the years ended December 31, 2018 and 2017, our cash and cash equivalents decreased approximately $1,157,000 and $1,263,000, respectively.

Operating Activities

Cash flows from operating activities are primarily rental and other income from real estate properties, net of real estate expenses, and interest received from our investments in loans, partially offset by payment of operating expenses. For the years ended December 31, 2018 and 2017, cash flows received from operating activities increased $6,556,000 and decreased $932,000, respectively, as compared to the previous year. The increase during 2018 primarily reflects increased operating income and a decrease in amounts paid to satisfy accounts payable balances during 2018 as compared to 2017. The decrease during 2017 reflects the settlement expense related to the purchase of the Freestone Shares and higher management and service fees and general and administrative expenses, net of increased interest income earned on loans and lower interest expense during 2017, as compared to 2016.

Investing Activities

Net cash provided by investing activities for the periods presented reflect our investing activity. For the years ended December 31, 2018 and 2017, cash flows from investing activities increased $2,558,000 and decreased $12,471,000, respectively, as compared to the previous year. Approximately $30,630,000 was provided by investing activities during 2018 as $99,919,000 was received from the sales of real estate properties and the payoff of loans, which was partially offset by an aggregate of $69,289,000 that was used for investment in loans and improvements to real estate properties during the year.
Approximately $28,072,000 was provided by investing activities during 2017 as $125,145,000 was received from the sales of real estate properties and the payoff of loans, which was partially offset by an aggregate of $97,057,000 that was used for investment in loans and improvements to real estate properties during the year.

Financing Activities

Net cash used in financing activities during 2018 totaled approximately $36,647,000 and consisted primarily of $17,373,000 of net repayments on our line of credit and notes payable, $12,369,000 of treasury stock purchases, $6,465,000 of dividends paid to stockholders and $440,000 payment of deferred financing costs.  Net cash used in financing activities during 2017 totaled approximately $27,640,000 and consisted primarily of $6,850,000 of net repayments on our lines of credit and notes payable, $16,532,000 of treasury stock purchases and $4,245,000 of dividends paid to stockholders.

Dividends

We intend to make regular quarterly distributions to holders of our Common Stock. U.S. federal income tax law generally requires that a REIT annually distribute at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains, and to the extent that it annually distributes less than 100% of its REIT taxable income, including capital gains, in any taxable year, that it pay tax at regular corporate rates on that undistributed portion. We intend to make regular quarterly distributions to our stockholders in an amount equal to or greater than our REIT taxable income, if and to the extent authorized by our Board of Directors and subject to operating restrictions included in the Merger Agreement. Before we make any distributions, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on our debt payable. If our cash available for distribution is less than our REIT taxable income, we could be required to sell assets or borrow funds to make cash distributions or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.

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

Contractual Obligations and Commitments
The table below summarizes our known contractual obligations as of December 31, 2018 and in future periods in which we expect to settle such obligations. The table does not reflect the effect of actual repayments or draws on the obligations or any new financing obtained subsequent to year end.

	Payment due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Recourse indebtedness:
Line of credit payable (1)	$1,728,000	$—	$1,728,000	$—	$—
Loan payable on real estate	12,872,556	387,136	12,485,420	—	—
Total recourse indebtedness	14,600,556	387,136	14,213,420	—	—
Non-recourse indebtedness:
Notes payable on real estate	—	—	—	—	—
Total non-recourse indebtedness	—	—	—	—	—
Total indebtedness	14,600,556	387,136	14,213,420	—	—

Interest payable (2)	1,234,032	635,151	598,881	—	—
Funding commitments to borrowers (3)	29,301,255	29,301,255	—	—	—
Total Obligations	$45,135,843	$30,323,542	$14,812,301	$—	$—
(1)			As of December 31, 2018, the Company had the ability to borrow $47,235,000 on its line of credit.
(2)
Variable-rate indebtedness assumes a prime rate of  5.5% (actual rate at December 31, 2018) through the original maturity date of the financing.  Interest payable is based on balances outstanding as of December 31, 2018.

(3)			Amounts represent the commitments we have made to fund borrowers in our existing lending arrangements as of December 31, 2018.

The table above does not reflect amounts due to the Manager pursuant to our charter or the amended Management Agreement, as the charter (or the calculation pursuant to the amended Management Agreement) does not provide for a fixed and determinable payment.

Management Agreement and Charter

The Manager provides services to the Company pursuant to the Management Agreement with the Manager dated May 20, 2013 and amended as of April 1, 2018, and is entitled to receive a management fee, late fees, other miscellaneous fees, and the reimbursement of certain expenses as described in Item 1 – “Compensation to the Manager” of this Annual Report and in our consolidated financial statements under “Note 12 – Transactions with Affiliates” in Item 8 of this Annual Report.

Company Debt

The terms of the Company debt are discussed in further detail in our consolidated financial statements under “Note 7 – Lines of Credit Payable” and “Note 8 – Notes and Loans Payable on Real Estate” in Item 8 of this Annual Report.

CB&T Line of Credit

As of December 31, 2018, the Company has one credit facility and as of that date, the total amount available to borrow under the CB&T Credit Facility was $47,235,000 and the balance outstanding was $1,728,000, including $0 on the sublimit facility (leaving $45,507,000 available). As of March 13, 2019, the total amount available to borrow under the CB&T Credit Facility was $45,109,000 and there was no balance outstanding (leaving $45,109,000 available).  Interest on borrowings under the CB&T line of credit facility are payable monthly and all amounts outstanding under the facility are to be repaid not later than May 15, 2020 and advances may be made up to that date.

Tahoe Stateline Venture, LLC Loan Payable
The balance of the TSV Loan was approximately $12,873,000 as of December 31, 2018 and $12,777,000 as of March 13, 2019, and no further funds are available to borrow under this loan agreement. TSV makes monthly payments of principal and accrued interest and the balance of the loan is due on the maturity date, which is January 1, 2021.

Commitments and Contingencies

As of December 31, 2018, we have commitments to advance additional funds to borrowers of construction, rehabilitation and other loans (including interest reserves) in the total amount of approximately $29,301,000.
The Company recently discovered that its 2012 federal income tax return was erroneously prepared and filed on IRS Form 1120-REIT, instead of on IRS Form 1120, resulting in the Company’s REIT election technically being made beginning with its 2012 tax year instead of beginning with its 2013 tax year as was intended.  Consequently, the Company was in technical violation of certain REIT qualification requirements in 2012 and 2013.  Under the REIT provisions of the federal income tax laws, there are “savings clauses” available for use by REITs to cure the types of technical violations that occurred.  These available savings clauses were designed to assist public REITs in curing inadvertent failures and are self-executing provided that the REIT has “reasonable cause” for the technical violations and complies with certain other procedural requirements, including, in the case of the Company, the payment of a $50,000 penalty to the IRS.   Upon discovery of the error, the Company sought advice of experienced REIT tax counsel and has obtained an opinion of such counsel to the effect that the Company will have reasonable cause for the technical violations and thereby be able to avail itself of the savings clauses.  Consequently, the Company intends to fulfill the relevant procedural requirements of the savings clauses, including payment of the $50,000 penalty.  In the event that the Company was not able to satisfy the requirements of the savings clauses, the Company potentially could have been prevented from qualifying as a REIT through its 2017 taxable year (but in such case would re-elect REIT status for its 2018 taxable year). The potential tax liability to the Company if it is not successful in using the savings clauses are estimated to be in the range of $3,000,000 to $9,000,000, not including interest and penalties. Based on the advice and opinion of counsel and its own review and analysis of the relevant facts, the Company has concluded at a more-likely-than-not level that it will be able to benefit from the savings clause provisions to maintain uninterrupted REIT status during its existence and thus has not accrued any potential income tax liability related to this matter, other than the $50,000 penalty discussed above, which has been accrued and recorded in income tax expense during the year ended December 31, 2018.  In particular, based on the Company’s review of the facts and circumstances surrounding the filing of the 2012 federal tax return, the Company believes that it acted with ordinary business care and prudence, as required by the definition of “reasonable cause”, in reasonably relying on the advice of its former outside tax advisor with respect to the proper preparation and IRS form filing for its short 2012 tax year. Additionally, the Company’s confidence in its position is bolstered by the legislative language and legislative history behind the savings clauses, which provide that Congress viewed REIT disqualification as a result of inadvertent technical violations to be inappropriate, and instead imposed a reasonable penalty regime in the form of the savings clauses.

Contingency Reserves

We are required to maintain cash, cash equivalents and marketable securities as contingency reserves in an aggregate amount of at least 1.50% of Capital (as defined in our charter). Although the Manager believes the contingency reserves are adequate, it could become necessary for us to sell or otherwise liquidate certain of our investments or other assets to cover such contingencies on terms which might not be favorable to the Company. The contingency reserves held in restricted cash and/or cash and cash equivalents were approximately $3,253,000 and $3,464,000 as of December 31, 2018 and 2017, respectively.

Item 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

OWENS REALTY MORTGAGE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and the Board of Directors of Owens Realty Mortgage, Inc.
Walnut Creek, California

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Owens Realty Mortgage, Inc. (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes and schedules III and IV (collectively referred to as the "financial statements").  We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Crowe LLP

We have served as the Company's auditor since 2011.

Sacramento, California
March 15, 2019

OWENS REALTY MORTGAGE, INC.

Consolidated Balance Sheets
December 31,

Assets	2018	2017
Cash, cash equivalents and restricted cash	$4,514,301	$5,670,816
Loans, net of allowance for loan losses of $1,478,188 in 2018 and $1,827,806 in 2017	141,204,055	144,343,844
Interest and other receivables	1,104,638	2,430,457
Other assets, net of accumulated depreciation and amortization of $85,944 in 2018 and $309,686 in 2017	416,615	725,341
Deferred financing costs, net of accumulated amortization of $82,635 in 2018 and $265,276 in 2017	351,199	26,823
Deferred tax assets, net	2,697,480	3,207,322
Investment in limited liability company	2,139,242	2,140,545
Real estate held for sale	34,093,790	56,110,472
Real estate held for investment, net of accumulated depreciation of $2,679,823 in 2018 and $3,316,753 in 2017	22,548,720	24,355,653

Total assets	$209,070,040	$239,011,273
Liabilities and Equity
Liabilities:
Dividends payable	$1,696,576	$1,572,047
Due to Manager	242,170	277,671
Accounts payable and accrued liabilities	1,245,609	1,390,329
Deferred gains	—	302,895
Forward contract liability – share repurchase	—	2,731,171
Line of credit payable	1,728,000	1,555,000
Notes and loans payable on real estate	12,798,903	30,192,433
Total liabilities	17,711,258	38,021,546
Commitments and Contingencies (Note 15)
Equity:
Stockholders’ equity:
Preferred stock, $.01 par value per share, 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2018 and 2017	—	—
Common stock, $.01 par value per share, 50,000,000 shares authorized, 11,198,119 shares issued, 8,482,880 and 9,095,454 shares outstanding at December 31, 2018 and 2017	111,981	111,981
Additional paid-in capital	182,437,522	182,437,522
Treasury stock, at cost – 2,715,239 and 2,102,665 shares at December 31, 2018 and 2017	(41,753,190)	(31,655,119)
Retained earnings	50,562,469	50,095,343
Total stockholders’ equity	191,358,782	200,989,727

Total liabilities and equity	$209,070,040	$239,011,273

The accompanying notes are an integral part of these consolidated financial statements.

OWENS REALTY MORTGAGE, INC.

Consolidated Statements of Income
Years Ended December 31,

	2018	2017	2016

Revenues:
Interest and related income from loans	$12,281,261	$10,840,730	$8,922,142
Rental and other income from real estate properties	4,129,261	4,505,385	7,977,400
Other income	386,499	187,013	179,449
Total revenues	16,797,021	15,533,128	17,078,991
Expenses:
Management fees to Manager	2,906,333	3,546,085	3,286,470
Servicing fees to Manager	95,143	362,411	298,770
General and administrative expense	3,389,524	2,234,230	1,568,890
Rental and other expenses on real estate properties	3,858,962	4,980,900	7,060,526
Depreciation and amortization	761,717	1,138,515	1,258,305
Interest expense	2,132,776	1,587,695	2,859,294
(Recovery of) provision for loan losses	(239,144)	(360,012)	1,284,896
Impairment losses on real estate properties	1,053,161	1,423,286	3,227,807
Total expenses	13,958,472	14,913,110	20,844,958
Operating income (loss)	2,838,549	620,018	(3,765,967)
Gain on sales of real estate, net	4,610,824	14,728,921	24,497,763
Settlement expense	—	(2,627,436)	—
Net income before income tax expense	7,449,373	12,721,503	20,731,796
Income tax (expense) benefit	(559,842)	(4,041,655)	7,248,977
Net income	6,889,531	8,679,848	27,980,773
Less: Net income attributable to non-controlling interests	—	—	(3,571,003)

Net income attributable to common stockholders	$6,889,531	$8,679,848	$24,409,770

Per common share data:
Basic and diluted earnings per common share	$0.79	$0.85	$2.38
Basic and diluted weighted average number of common shares outstanding	8,764,568	10,162,496	10,247,477
Dividends declared per share of common stock	$0.76	$0.38	$0.32

The accompanying notes are an integral part of these consolidated financial statements.

OWENS REALTY MORTGAGE, INC.

Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2018, 2017 and 2016

	Common Stock		Additional	Treasury Stock			Total	Non-
			Paid-in			Retained	Stockholders’	controlling	Total
	Shares	Amount	Capital	Shares	Amount	Earnings	Equity	Interests	Equity

Balances, January 1, 2016	11,198,119	$111,981	$182,437,522	(950,642)	$(12,852,058)	$25,282,553	$194,979,998	$4,528,849	$199,508,847

Net income	—	—	—	——	—	24,409,770	24,409,770	3,571,003	27,980,773
Dividends declared	—	—	—	——	—	(3,279,193)	(3,279,193)	—	(3,279,193)
Tax payment made on behalf of stockholders (Note 9)	—	—	—	—	—	(582,698)	(582,698)	—	(582,698)
Contribution from non-controlling interest	—	—	—	—	—	—	—	44,207	44,207
Distributions to non-controlling interests	—	—	—	——	—	—	—	(8,144,059)	(8,144,059)
Balances, December 31, 2016	11,198,119	$111,981	$182,437,522	(950,642)	$(12,852,058)	$45,830,432	$215,527,877	$—	$215,527,877

Net income	—	—	—	—	—	8,679,848	8,679,848	—	8,679,848
Dividends declared	—	—	—	—	—	(3,774,670)	(3,774,670)	—	(3,774,670)
Tax payment made on behalf of stockholders (Note 9)	—	—	—	—	—	(640,267)	(640,267)	—	(640,267)
Purchase of treasury stock	—	—	—	(1,152,023)	(18,803,061)	—	(18,803,061)	—	(18,803,061)
Balances, December 31, 2017	11,198,119	$111,981	$182,437,522	(2,102,665)	$(31,655,119)	$50,095,343	$200,989,727	$—	$200,989,727

Net income	—	—	—	—	—	6,889,531	6,889,531	—	6,889,531
Net effect of adoption of new accounting standards	—	—	—	—	—	166,895	166,895		166,895
Dividends declared	—	—	—	—	—	(6,589,300)	(6,589,300)	—	(6,589,300)
Purchase of treasury stock	—	—	—	(612,574)	(10,098,071)	—	(10,098,071)	—	(10,098,071)
Balances, December 31, 2018	11,198,119	$111,981	$182,437,522	(2,715,239)	$(41,753,190)	$50,562,469	$191,358,782	$—	$191,358,782

The accompanying notes are an integral part of these consolidated financial statements

OWENS REALTY MORTGAGE, INC.
Consolidated Statements of Cash Flows
Years ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$6,889,531	$8,679,848	$27,980,773
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Gain on sales of real estate, net	(4,610,824)	(14,728,921)	(24,497,763)
Deferred income tax benefit	509,842	4,041,655	(7,248,977)
Distribution received from equity method investee	384,500	185,000	180,000
Income in earnings of equity method investee	(383,197)	(185,063)	(179,450)
(Reversal of) provision for loan losses	(239,144)	(360,012)	1,284,896
Impairment losses on real estate properties	1,053,161	1,423,286	3,227,807
Depreciation and amortization	761,717	1,138,515	1,258,305
Amortization of deferred financing costs	267,932	317,419	456,168
Accretion of discount on loans	(241,061)	—	—
Deferred loan fees, net of amortization	385,682	—	—
Changes in operating assets and liabilities:
Interest and other receivables	575,657	(266,122)	(441,985)
Other assets	227,432	34,172	(420,759)
Accounts payable and accrued liabilities	(225,062)	(2,351,676)	(2,314,291)
Due to Manager	(35,501)	(82,956)	(48,016)
Forward contract liability	(459,688)	459,688	—
Net cash provided by (used in) operating activities	4,860,977	(1,695,167)	(763,292)

Cash flows from investing activities:
Principal collected on loans	78,632,376	69,266,337	55,849,884
Investments in loans	(68,792,474)	(85,824,680)	(78,272,140)
Investment in real estate properties	(496,826)	(11,232,758)	(26,406,879)
Net proceeds from disposition of real estate properties	21,286,595	55,879,123	89,401,642
Purchases of vehicles and equipment	—	(16,170)	(29,887)
Net cash provided by investing activities	30,629,671	28,071,852	40,542,620

Cash flows from financing activities
Advances on notes payable	243,267	10,543,172	23,966,383
Repayments on notes payable	(17,789,514)	(13,972,820)	(36,380,880)
Advances on lines of credit	71,634,706	19,945,000	79,416,793
Repayments of lines of credit	(71,461,706)	(23,366,000)	(95,356,293)
Payment of deferred financing costs	(439,591)	(12,500)	(279,599)
Distributions to non-controlling interests	—	—	(8,144,059)
Contribution from non-controlling interest	—	—	44,207
Purchase of treasury stock	(12,369,554)	(16,531,578)	—
Dividends paid	(6,464,771)	(4,245,386)	(4,592,850)
Net cash used in financing activities	(36,647,163)	(27,640,112)	(41,326,298)

Net decrease in cash, cash equivalents and restricted cash	(1,156,515)	(1,263,427)	(1,546,970)

Cash, cash equivalents and restricted cash at beginning of year	5,670,816	6,934,243	8,481,213

Cash, cash equivalents and restricted cash at end of year	$4,514,301	$5,670,816	$6,934,243

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for interest (excluding amounts capitalized)	$1,893,988	$1,291,743	$2,495,000
Cash paid during the year for interest that was capitalized	—	472,357	555,453
Supplemental Disclosure of Non-Cash Activity
Increase in real estate from loan foreclosures	2,062,729	—	700,800

Decrease in loans, net of allowance for loan losses, from loan foreclosures	(1,937,475)	—	(631,232)
Decrease in interest and other receivables from adding balances to loans	—	—	(69,568)
Decrease in interest and other receivables from loan foreclosures	(44,912)	—	—
Increase in loans from sales of real estate	8,679,065	450,000	1,595,000
Amortization of deferred financing costs capitalized to construction project	—	(76,260)	(119,471)
Capital expenditures financed through accounts payable	—	(42,146)	(2,654,856)
Dividends declared but not paid	(1,696,576)	(1,572,047)	(1,402,496)
Repurchase of treasury stock accrued as forward contract liability	—	(2,271,483)	—
Reversal of deferred gain on adoption of ASU 2014-09	(302,895)	—	—
Loan discounts established on adoption of ASU 2014-09	136,000	—	—

The accompanying notes are an integral part of these consolidated financial statements.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

NOTE 1 – ORGANIZATION
Owens Realty Mortgage, Inc. (the “Company”) was incorporated on August 9, 2012, under the laws of the State of Maryland. The Company is authorized to issue 50,000,000 shares of its $0.01 par value common stock (the “Common Stock”). In addition, the Company is authorized to issue 5,000,000 shares of preferred stock at $0.01 par value per share. The Company was created to effect the merger (the “OMIF Merger”) of Owens Mortgage Investment Fund, a California Limited Partnership (“OMIF”) with and into the Company as described in the Registration Statement on Form S-4, as amended, of the Company, declared effective on February 12, 2013 (File No. 333-184392).  The OMIF Merger was part of a plan to reorganize the business operations of OMIF so that it could elect to qualify as a real estate investment trust (“REIT”) for Federal income tax purposes. The OMIF Merger was completed on May 20, 2013. The Company now, by virtue of the OMIF Merger, directly or indirectly owns all of the assets and business formerly owned by OMIF and is a deemed successor issuer to OMIF pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended. For accounting purposes, the OMIF Merger was treated as a transfer of assets and exchange of shares between entities under common control. The accounting basis used to initially record the assets and liabilities in the Company was the carryover basis of OMIF. The consolidated financial statements reflect the extinguishment of OMIF’s partners’ capital and replacement with 11,198,119 shares of Common Stock and additional paid –in capital as if the OMIF Merger occurred on January 1, 2013.

The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). As a REIT, the Company is permitted to deduct distributions made to its stockholders, allowing its operating income represented by such distributions to avoid taxation at the entity level and to be taxed generally only at the stockholder level. The Company currently intends to distribute all of its REIT taxable income, excluding net capital gains. As a REIT, however, the Company is subject to separate, corporate-level tax, including potential 100% penalty taxes under various circumstances, as well as certain state and local taxes. In addition, the Company’s taxable REIT subsidiaries are subject to full corporate income tax. Furthermore, the Company’s ability to continue to qualify as a REIT will depend upon its continuing satisfaction of various requirements, such as those related to the diversity of its stock ownership, the nature of its assets, the sources of its income and the distributions to its stockholders, including a requirement that the Company distribute to its stockholders at least 90% of its REIT taxable income on an annual basis (determined without regard to the dividends paid deduction and by excluding net capital gain).

Proposed Merger with Ready Capital Corporation

On November 7, 2018, the Company, Ready Capital Corporation, a Maryland corporation ("Ready Capital"), and ReadyCap Merger Sub, LLC, a Delaware limited liability company and a wholly owned subsidiary of Ready Capital ("Merger Sub"), entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which, subject to the terms and conditions therein, the Company will be merged with and into Merger Sub, with Merger Sub continuing as the surviving company (the "Merger").

Under the terms of the Merger Agreement, at the effective time of the Merger (the "Effective Time"), each share of the Company’s Common Stock issued and outstanding immediately prior to the Effective Time (excluding any cancelled shares) will be converted into the right to receive from Ready Capital 1.441 shares of common stock, par value $0.0001, of Ready Capital (the "Ready Capital Common Stock") (the "Exchange Ratio"). The Merger Agreement provides that the Company and Ready Capital will pay a special dividend in cash on the last business day prior to the closing of the Merger with a record date that is three business days before the payment date. Cash will be paid in lieu of fractional shares of Ready Capital Common Stock that would have been received as a result of the Merger.

Completion of the proposed Merger is subject to the satisfaction of certain customary conditions, and is subject to the approval of the stockholders of both Ready Capital and the Company.  The Company cannot provide any assurance that the proposed Merger will close in a timely manner or at all.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

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
Certain reclassifications have been made to the 2016 and 2017 consolidated financial statements to conform to the 2018 presentation. None of the reclassifications had an impact on net income or equity.
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

Recently Issued Accounting Standards
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments”. The amendments in ASU 2016-13 eliminate the probable and incurred credit loss recognition threshold in current GAAP and, instead, reflect an entity’s current estimate of all expected credit losses. The amendments in ASU 2016-13 broaden the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The use of forecasted information incorporates more timely information in the estimate of expected credit loss. This standard is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted for interim and annual reporting periods beginning after December 15, 2018. The Company is currently evaluating the impact that ASU 2016-13 will have on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors).  ASU 2016-02 amends existing guidance related to leases, primarily by requiring the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under the current accounting guidance. This standard became effective for interim and annual reporting periods beginning January 1, 2019.  The Company does not currently have any lease obligations. The Company will account for its operating leases where it is the lessor on its balance sheet similar to its prior accounting with the underlying leased asset recognized as real estate. The Company will account for executory costs and certain other non-lease components separately from the lease component of the lease with the lease component continuing to be recognized on a straight-line basis over the lease term and the executory costs and certain other non-lease components being accounted for under the new revenue recognition guidance in ASU 2014-09, discussed below. The adoption of ASU 2016-02 did not have a material impact on the Company’s consolidated financial statements since executory costs and certain other non-lease components are not significant.

In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements” an amendment to ASU 2016-02 discussed above, that will allow lessors to elect, as a practical expedient, not to allocate the total consideration to lease and nonlease components based on their relative standalone selling prices. This practical expedient will allow lessors to elect a combined single lease component presentation if: (i) the timing and pattern of the revenue recognition of the combined single lease component is the same, and (ii) the related lease component and, the combined single lease component would be classified as an operating lease. Nonlease components that do not meet the criteria of this practical expedient will be accounted for under the new revenue recognition ASU 2014-09.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820) – Disclosure Framework – Changes in the Disclosure Requirements for Fair Value Measurements”. The amendments in ASU 2018-13 modify certain disclosure requirements on fair value measurements in Topic 820. In addition, certain disclosure requirements were removed and others were added. This standard is effective for interim and annual reporting periods beginning after December 15, 2019. The Company does not believe that adoption of ASU 2018-13 will have a material impact on its consolidated financial statements or related disclosures.

Recently Adopted Accounting Pronouncements

On January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2017-01, “Business Combinations (Topic 805) – Clarifying the Definition of a Business”. The amendments in ASU 2017-01 clarify the definition of a business by more clearly outlining the requirements for an integrated set of assets and activities to be considered a business and by establishing a practical framework to determine when the integrated set of assets and activities is a business. The adoption of ASU 2017-01 during the quarter ended March 31, 2018 did not have an impact on the Company’s consolidated financial statements.

On January 1, 2018, the Company adopted ASU 2016-18, “Statement of Cash Flows (Topic 230) – Restricted Cash”. The amendments in ASU 2016-18 require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash and cash equivalents together when reconciling the beginning and end of period total amounts shown on the statement of cash flows. The adoption of ASU 2016-18 during the quarter ended March 31, 2018 resulted in the Company including its restricted cash with cash and cash equivalents when reconciling the beginning and ending amounts shown on its consolidated statement of cash flows.

On January 1, 2018, the Company adopted ASU 2016-15, “Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments”. The amendments in ASU 2016-15 reflect eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The adoption of ASU 2016-15 during the quarter ended March 31, 2018 resulted in the Company reporting distributions it receives from its equity method investment in cash flows from operating activities rather than financing activities on its consolidated statement of cash flows. The Company elected the “Cumulative Earnings Approach” upon adoption of ASU 2016-15.

On January 1, 2018, the Company adopted ASU 2014-09, “Revenue from Contracts with Customers and all subsequent amendments to the ASU (collectively, “ASC 606”), which (i) creates a single framework for recognizing revenue from contracts with customers that fall within its scope and (ii) revised when it is appropriate to recognize a gain (loss) from the transfer of nonfinancial assets, such as real estate held for sale. The majority of the Company’s revenues come from interest income and other sources, including loans and leases, that are outside the scope of ASC 606. The Company’s revenue from real estate properties is not significantly impacted by ASC 606, as rental income from leasing arrangements is specifically excluded from ASC 606, and will be evaluated with the adoption of the lease accounting standard, ASU 2016-02, discussed above.

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

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

On January 1, 2018, the Company adopted ASU 2016-01, “Financial Instruments- Overall (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities”.  ASU 2016-01 enhances the reporting model for financial instruments to provide users of financial statements with more decision-useful information. ASU 2016-01 contains several provisions, including but not limited to 1) requiring equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income; 2) simplifying the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; 3) eliminating the requirement to disclose the method(s) and significant assumptions used to estimate fair value; and 4) requiring separate presentation of financial assets and liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements. ASU 2016-01 also changes certain financial statement disclosure requirements, including requiring disclosures of the fair value of financial instruments be made on the basis of exit price. The adoption of ASU 2016-01 during the quarter ended March 31, 2018 resulted in the Company using an exit price methodology for disclosing the fair value of the Company’s financial instruments in Note 14.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include funds on deposit with financial institutions. Restricted cash includes contingency reserves required pursuant to the Company’s charter and non-interest bearing deposits required pursuant to the Company’s line of credit of $3,500,000 (see Note 7).

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

Loans and Allowance for Loan Losses
Loans are generally stated at the principal amount outstanding, net of unamortized loan discounts and deferred loan fees which totaled $364,000 and $386,000 as of December 31, 2018, respectively. There were no loan discounts or deferred loan fees as of December 31, 2017. Advances under the terms of a loan to pay property taxes, insurance, legal and other costs are generally capitalized and reported as interest and other receivables. The Company’s portfolio consists primarily of real estate loans generally collateralized by first, second and third deeds of trust.  Interest income on loans is accrued using the simple interest method. Loans are generally placed on nonaccrual status when the borrowers are past due greater than ninety days or when full payment of principal and interest is not expected.  When a loan is classified as nonaccrual, interest accruals discontinue and all past due interest is included in the recorded investment in the impaired loan that is measured as described below. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest. Cash receipts on nonaccrual loans are used to reduce any outstanding accrued interest, and then are recorded as interest income, except when such payments are specifically designated as principal reduction or when management does not believe the Company’s investment in the loan is fully recoverable. The Company does not incur origination costs. However, beginning April 1, 2018, the Company receives 30% of all fees (other than certain administrative fees) paid by borrowers in connection with the Company making loans, including 30% of all  origination, modification and extension fees. Owens Financial Group, Inc. (“OFG” or the “Manager”) is entitled to the remaining 70% of all such fees (see Note 12 – “Transactions with Affiliates”). When collected, such loan fees are recorded as a credit to the applicable loan’s principal balance and are then amortized to interest income using the effective interest method over the life of the loan.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

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

A restructuring of a debt constitutes a troubled debt restructuring (“TDR”) if the Company for economic or legal reasons related to the debtor's financial difficulties grants a concession to the debtor that it would not otherwise consider.  Restructured loans typically present an elevated level of credit risk as the borrowers are not able to perform according to the original contractual terms.  Loans that are reported as TDRs are considered impaired and measured for impairment as described above.

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
Deferred Financing Costs

Issuance and other costs related to the Company’s line of credit and certain notes payable are capitalized and amortized to interest expense under either the straight-line or effective interest methods over the terms of the respective debt instruments. Deferred financing costs related to the construction loan in Zalanta Resort at the Village, LLC (“ZRV”) were amortized to the construction project under the straight-line method over the term of construction/renovation.

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

The Company records a gain or loss from the sale of real estate when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of real estate to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether the collectability of the transaction price is probable. Once these criteria are met, the real estate is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain (loss) on sale if a significant financing component is present. This adjustment is based on management’s estimate of the fair value of the loan extended to the buyer to finance the sale.

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

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

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

The accounting guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and  also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. A tax position is recognized as a benefit only if it is “more likely than not” that the position would be sustained in a tax examination, with a tax examination being presumed to occur. The Company has analyzed its various federal and state filing positions and believes that its income tax filing positions and deductions are well documented and supported. There was no reserve for uncertain tax positions recorded as of December 31, 2018 and 2017. Interest and penalties related to income tax matters, if any, are recorded as part of income tax expense in the consolidated statement of income. See discussion of the tax issue related to the Company’s 2012 federal income tax return in Note 11.

Certain entities included in the Company’s consolidated financial statements are subject to certain state and local taxes. These taxes are recorded as general and administrative expenses in the accompanying consolidated financial statements.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES
The following tables show the changes in the allowance for loan losses by portfolio segment for the years ended December 31, 2018, 2017 and 2016 and the allocation of the allowance for loan losses and loans as of December 31, 2018 and 2017 by portfolio segment and by impairment methodology:

	Commercial	Residential	Land
2018				Total

Allowance for loan losses:
Beginning balance	$1,069,458	$451,537	$306,811	$1,827,806
Charge-offs	—	(186,708)	—	(186,708)
Recoveries	—	76,234	—	76,234
Provision (Reversal)	(9,944)	(218,779)	(10,421)	(239,144)
Ending balance	$1,059,514	$122,284	$296,390	$1,478,188

Ending balance: individually evaluated for impairment	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$1,059,514	$122,284	$296,390	$1,478,188

Ending balance	$1,059,514	$122,284	$296,390	$1,478,188

Loans:
Ending balance	$132,519,461	$5,209,357	$4,953,425	$142,682,243

Ending balance: individually evaluated for impairment	$9,304,587	$2,557,526	$—	$11,862,113

Ending balance: collectively evaluated for impairment	$123,214,874	$2,651,831	$4,953,425	$130,820,130

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

	Commercial	Residential	Land
2017				Total

Allowance for loan losses:
Beginning balance	$864,971	$1,331,318	$510,533	$2,706,822
Charge-offs	—	(546,004)	—	(546,004)
Recoveries	27,000	—	—	27,000
Provision (Reversal)	177,487	(333,777)	(203,722)	(360,012)
Ending balance	$1,069,458	$451,537	$306,811	$1,827,806

Ending balance: individually evaluated for impairment	$—	$186,708	$—	$186,708

Ending balance: collectively evaluated for impairment	$1,069,458	$264,829	$306,811	$1,641,098

Ending balance	$1,069,458	$451,537	$306,811	$1,827,806

Loans:
Ending balance	$127,873,281	$13,170,795	$5,127,574	$146,171,650

Ending balance: individually evaluated for impairment	$1,212,851	$7,321,359	$—	$8,534,210

Ending balance: collectively evaluated for impairment	$126,660,430	$5,849,436	$5,127,574	$137,637,440

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

	Commercial	Residential	Land
2016				Total

Allowance for loan losses:
Beginning balance	$1,140,530	$455,587	$246,329	$1,842,446
Charge-offs	(447,520)	—	—	(447,520)
Recoveries	27,000	—	—	27,000
Provision	144,961	875,731	264,204	1,284,896
Ending balance	$864,971	$1,331,318	$510,533	$2,706,822

Ending balance: individually evaluated for impairment	$—	$732,712	$—	$732,712

Ending balance: collectively evaluated for impairment	$864,971	$598,606	$510,533	$1,974,110

Ending balance	$864,971	$1,331,318	$510,533	$2,706,822

Loans:
Ending balance	$102,442,111	$19,001,677	$8,238,523	$129,682,311

Ending balance: individually evaluated for impairment	$—	$4,883,866	$—	$4,883,866

Ending balance: collectively evaluated for impairment	$102,442,111	$14,117,811	$8,238,523	$124,798,445

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

The following tables show an aging analysis of the loan portfolio by the time monthly payments are past due at December 31, 2018 and 2017. All of the loans that were 90 days or more past due in payments as listed below were on non-accrual status as of December 31, 2018 and 2017.

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Other Impaired/Non-Accrual Loans
					Total Past Due Loans	Current Loans	Total Loans
December 31, 2018

Commercial	$4,388,000	$4,916,587	$—	$—	$9,304,587	$123,214,874	$132,519,461
Residential	2,358,966	—	—	198,560	2,557,526	2,651,831	5,209,357
Land	—	—	—	—	—	4,953,425	4,953,425
	$6,746,966	$4,916,587	$—	$198,560	$11,862,113	$130,820,130	$142,682,243

The above table as of December 31, 2018 includes seven past maturity loans in the Current Loans category of approximately $19,515,000 (all Commercial of which $10,835,000 was less than 30 days past maturity, $3,000,000 was 30-59 days past maturity, $1,505,000 was 60-89 days past maturity and $4,175,000 was greater than 90 days past maturity). These loans were current in making monthly interest payments and in the process of being extended, paid off or refinanced. In addition, of the delinquent loans above, $2,359,000 of Residential loans and $4,917,000 of Commercial loans were past maturity.

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

The above table as of December 31, 2017 includes seven past maturity loans in the Current Loans category of approximately $7,585,000 ($4,585,000 Commercial of which $3,000,000 was 30-59 days past maturity and $1,585,000 was greater than 90 days past maturity and $3,000,000 Residential of which all was less than 30 days past maturity). These loans were current in making monthly interest payments and in the process of being extended, paid off or refinanced. In addition, of the delinquent loans above, $7,107,000 of Residential loans were past maturity.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

The following tables show information related to impaired loans as of and for the years ended December 31, 2018, 2017 and 2016:

	As of December 31, 2018			Year Ended December 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$9,467,157	$9,304,587	$—	$1,855,535	$173,711
Residential	2,557,526	2,557,526	—	5,966,958	380,761
Land	—	—	—	—	—
	$12,024,683	$11,862,113	$—	$7,822,493	$554,472
With an allowance recorded:
Commercial	$—	$—	$—	$—	$—
Residential	—	—	—	114,327	—
Land	—	—	—	—	—
	$—	—	$—	$114,327	$—
Total:
Commercial	$9,467,157	$9,304,587	$—	$1,855,535	$173,711
Residential	2,557,526	2,557,526	—	6,081,285	380,761
Land	—	—	—	—	—
	$12,024,683	$11,862,113	$—	$7,936,820	$554,472

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

	As of December 31, 2017			Year Ended December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$1,222,499	$1,212,851	$—	$101,875	$19,189
Residential	6,610,216	6,505,469	—	753,711	50,369
Land	—	—	—	—	—
	$7,832,715	$7,718,320	$—	$855,586	$69,559
With an allowance recorded:
Commercial	$—	$—	$—	$—	$—
Residential	1,302,707	815,890	186,708	3,188,101	—
Land	—	—	—	—	—
	$1,302,707	815,890	$186,708	$3,188,101	$—
Total:
Commercial	$1,222,499	$1,212,851	$—	$101,875	$19,189
Residential	7,912,923	7,321,359	186,708	3,941,813	50,369
Land	—	—	—	—	—
	$9,135,422	$8,534,210	$186,708	$4,043,688	$69,559

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

	Year Ended December 31, 2016
	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$1,684,877	$38,187
Residential	236,042	20,598
Land	—	—
	$1,920,919	$58,785
With an allowance recorded:
Commercial	$865,285	$—
Residential	6,209,540	—
Land	—	—
	$7,074,825	$—
Total:
Commercial	$2,550,162	$38,187
Residential	6,445,582	20,598
Land	—	—
	$8,995,744	$58,785

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

Troubled Debt Restructurings

The Company had recorded specific loan loss allowances of approximately $0 and $187,000 on loans totaling $199,000 and $2,739,000 (recorded investments before allowance) to borrowers whose loan terms had been modified in troubled debt restructurings as of December 31, 2018 and 2017, respectively.  The Company has not committed to lend additional amounts to any of these borrowers, other than discussed below.

No loans were modified as troubled debt restructurings during the year ended December 31, 2018. During the year ended December 31, 2017, the terms of one impaired loan with a principal balance of $1,145,000 were modified as a troubled debt restructuring. The maturity date was extended by one year and the Company agreed to advance another $165,000 (of which $68,000 was advanced at the time of modification) to the borrower to cover past due and future interest payments. All other terms of the loan remained the same. The loan and related collateral were analyzed and it was determined that no specific loan loss allowance was required as of December 31, 2017. These loans were repaid in full during 2018.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

There were no loans modified as troubled debt restructurings during the year ended December 31, 2016.

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

There were no loans modified as troubled debt restructurings during the previous twelve months that defaulted during the years ended December 31, 2018, 2017 and 2016. Generally, the Company considers a loan as having defaulted if its payments are delinquent 90 days or more.

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

During the years ended December 31, 2018, 2017 and 2016, the Company received capital distributions from 1850 in the total amount of $385,000, $185,000 and $180,000, respectively. The net income to the Company from its investment in 1850 was approximately $383,000, $185,000 and $179,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

NOTE 5 - REAL ESTATE HELD FOR SALE
Real estate properties held for sale as of December 31, 2018 and 2017 consisted of properties acquired through foreclosure classified by property type as follows:
	December, 2018	December 31, 2017
Residential	$16,855,359	$24,627,710
Land	7,359,111	14,389,620
Retail	7,737,181	7,632,893
Golf course	—	1,999,449
Marina	1,269,650	2,207,675
Assisted care	—	5,253,125
Office	872,489	—
	$34,093,790	$56,110,472

Transfers

During the year ended December 31, 2018, the Company transferred five properties with book values totaling approximately $6,725,000 from “Held for investment” to “Held for sale”. In addition, during the year ended December 31, 2018, the Company transferred one property with a book value of approximately $6,561,000 from “Held for sale” to “Held for investment” because the property is no longer listed for sale.

During the year ended December 31, 2017, the Company transferred seven properties with carrying amounts totaling approximately $13,423,000 from “Held for Investment” to “Held for Sale” as the properties were listed for sale and sales were expected within a one year period. In addition, during the year ended December 31, 2017, the Company transferred one property of approximately $1,915,000 from “Held for Sale” to “Held for Investment” as it was not expected to be sold within one year. Impairment losses totaling $1,423,000 were recorded on four properties during 2017  as a result of the transfers or subsequent to the transfers.

During the year ended December 31, 2016, the Company transferred four properties with carrying amounts totaling approximately $10,052,000 from “Held for Investment” to “Held for Sale” as the properties were listed for sale and sales were expected within a one year period.

No losses were recorded as a result of transfers between “Held for sale” and “Held for investment” categories for the years ended December 31, 2018, 2017 and 2016.

Impairment Losses

During the year ended December 31, 2018, the Company recorded impairment losses totaling  approximately $1,053,000 on the marina property located in Isleton, California (impairment of $938,000) due to a new appraisal obtained and a reduction in the listing price of the property and, thus, the net fair market value estimated by management, on the unimproved residential and commercial land located in Bethel Island, California (impairment of $54,000) as a result of the sale of the land in October 2018 and on the unimproved industrial land located in San Jose, California (impairment of $61,000) as a result of the sale of the land in January 2019 (subsequent to year end).

During the year ended December 31, 2017, the Company recorded impairment losses totaling $1,423,000 on the marina located in Bethel Island, California ($495,000), the marina located in Isleton, California ($315,000), the undeveloped land located in San Jose, California ($146,000) and the assisted care property located in Bensalem, Pennsylvania ($467,000) due to new appraisals obtained, reductions in the fair market value estimated by management and/or related to agreements signed by the Company to sell the properties at prices that were lower than the book values of the properties. See “Sales” below.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

During the year ended December 31, 2016, the Company recorded impairment losses totaling $3,228,000 on the unimproved residential and commercial land located in Gypsum, Colorado ($2,110,000), the medical office condominium property located in Gilbert, Arizona ($1,094,000) and the office condominium complex located in Oakdale, California ($24,000) due to reductions in the fair market value estimated by management and/or related to agreements signed by the Company to sell the properties at prices that were lower than the book values of the properties. See “Sales” below.

Sales

During the year ended December 31, 2018, the Company sold twenty-three real estate properties (including eleven condominiums at Zalanta) for aggregate net sales proceeds of approximately $21,287,000 and carryback notes totaling $8,679,000, resulting in net gain on sales of real estate totaling approximately $4,611,000.

During the year ended December 31, 2017, the Company sold fifteen real estate properties (including seven condominiums at Zalanta) for aggregate net sales proceeds of approximately $55,879,000 and carryback notes totaling $450,000, resulting in net gain on sales of real estate totaling approximately $14,729,000. All but one of the gains from 2017 sales were accounted for using the full accrual method. One sale resulted in the recording of deferred gain of approximately $93,000.

During the year ended December 31, 2016, the Company sold seven real estate properties for aggregate net sales proceeds of approximately $89,402,000 and a carryback note in the amount of $1,595,000, resulting in net gain on sales of real estate totaling approximately $24,498,000 ($20,782,000 to the Company after $3,716,000 gain attributable to non-controlling interest). All of the gains from 2016 sales were accounted for using the full accrual method.

Foreclosures

During the year ended December 31, 2018, the Company foreclosed on two loans secured by two homes and 20 acres of residential land located in San Ramon, California with principal balances aggregating approximately $1,937,000 and obtained the property via the trustee’s sale. In addition, accrued interest and advances made on the loan (for items such as legal fees and delinquent property taxes) in the total amount of approximately $125,000 were capitalized to the basis of the property. The fair market value of the property acquired was estimated to approximate the Company’s recorded investment in the loans.

There were no foreclosures during the year ended December 31, 2017.

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

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

NOTE 6 - REAL ESTATE HELD FOR INVESTMENT
Real estate held for investment as of December 31, 2018 and 2017 consisted of properties acquired through foreclosure classified by property type as follows:
	December 31, 2018	December 31, 2017
Retail	$15,987,697	$16,623,238
Land	6,561,023	2,018,068
Residential	—	2,356,995
Office	—	3,357,352
	$22,548,720	$24,355,653

The balances of land and the major classes of depreciable property for real estate held for investment as of December 31, 2018 and 2017 are as follows:
	December 31, 2018	December 31, 2017
Land and land improvements	$7,908,072	$5,112,063
Buildings and improvements	17,320,471	22,560,343
	25,228,543	27,672,406
Less: Accumulated depreciation and amortization	(2,679,823)	(3,316,753)
	$22,548,720	$24,355,653

It is the Company’s intent to sell its real estate properties held for investment, but expected sales are not probable to occur within the next year.
Depreciation expense was approximately $721,000, $1,080,000 and $1,186,000 for the years ended December 31, 2018, 2017 and 2016, respectively.
Foreclosures

There was no real estate held for investment acquired through foreclosure during the years ended December 31, 2018, 2017 and 2016.

NOTE 7 – LINE OF CREDIT PAYABLE

The Company borrows funds under a restated secured revolving credit facility with California Bank & Trust and other lenders described below (the “CB&T Line of Credit”). As of December 31, 2018 and 2017, the outstanding balance and total commitment under the CB&T Line of Credit consisted of the following:

	December 31, 2018		December 31, 2017

	Outstanding Balance	Total Commitment	Outstanding Balance	Total Commitment

CB&T Line of Credit	$1,728,000	$47,235,245	$1,555,000	$27,259,000

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

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

The maximum borrowings available (total commitment) to the Company under the CB&T Line of Credit is the lesser of $75 million or the amount determined pursuant to a borrowing base calculation described in the Restated Credit Agreement (the “Total Current Commitment”).  At the option of CB&T as the Agent, up to $10 million of the CB&T Line of Credit may be made available as swing line loans. The Restated Credit Agreement also includes a sublimit facility that permits the Company to borrow up to $25 million, subject to certain additional limitations while underlying collateral of the Company is being further evaluated by the lenders for transfer to the borrowing base.  Borrowings under the CB&T Line of Credit mature on May 15, 2020, subject to early termination in the event of default or at the election of the Company, and advances can be made up to that date. The Company is required to keep $3,500,000 in total non-interest bearing accounts with CB&T, First Bank and Umpqua Bank that is reported in cash, cash equivalents and restricted cash in the accompanying consolidated balance sheets.

As of December 31, 2018, the Company has borrowed $1,728,000 pursuant to the Restated Credit Agreement (including $0 borrowed against the sublimit facility), and the Company’s maximum borrowing availability pursuant to the borrowing base calculations is approximately $47,235,000 ($45,507,000 of additional borrowing available). Effective September 4, 2018, such borrowings under the Restated Credit Agreement bear interest payable at an annual rate equal to, at the Company's election, either (1) the prime rate published in the Wall Street Journal plus, depending on the amount of the facility utilization, a margin of either (x) 0.25% or 0.0% for revolving and swing line loans or (y) 1.0% or 0.75% for sublimit loans, or (2) the LIBOR Rate (as defined in the Restated Credit Agreement) plus, depending on the amount of the facility utilization, a margin of either (x) 3.00% or 2.75% for revolving and swing line loans or (y) 3.75% or 3.50% for sublimit loans. The interest rate under the Prior Credit Facility was the prime rate plus one quarter percent (0.25%) per annum or the prime rate plus one percent (1.00%) per annum on any borrowings on the sublimit facility. The applicable interest rate (based on the prime rate selection) was 5.75% as of December 31, 2018. Upon a default under the Restated Credit Agreement the applicable interest rate increases by 2.00% and an additional fee of 5.0% of the payment amount applies to any late payments. The Company is also required to pay quarterly and at maturity (or upon earlier termination of the facility) an unused commitment fee, if the average amounts borrowed are less than 50% of the total commitment amount, equal to 0.20% per annum applied to the un-utilized borrowing capacity under the Restated Credit Agreement.

Amounts owing under the CB&T Line of Credit may be prepaid at any time without premium or penalty, subject to customary breakage costs in the case of borrowings with respect to which a LIBOR Rate election is in effect.  The restated CB&T Line of Credit also required the payment of an origination fee of $412,500 and other issuance costs for a total of approximately $434,000 and is subject to certain ongoing administrative fees. Interest expense on the CB&T Line of Credit (including the Prior Credit Facility) was approximately $919,000, $312,000 and $881,000 during the years ended December 31, 2018, 2017 and 2016, respectively (including $89,000, $158,000 and $131,000, respectively, in amortization of deferred financing costs and $44,000 in unused commitment fees in 2018).

Borrowings are secured by certain assets of the Company. These collateral assets will include the grant to the lenders of first-priority deeds of trust on certain real property assets and trust deeds of the Company to be identified by the parties from time-to-time and all personal property of the Company, which collateral includes the assets described in the new Security Agreement and in other customary collateral agreements that will be entered into and/or modified by the parties from time-to-time. As of December 31, 2018, the carrying amount and classification of loans securing the CB&T Line of Credit (including loans securing the sublimit facility) were as follows:

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

Loans:	December 31, 2018
Commercial	$69,569,181
Residential	—
Total	$69,569,181

The CB&T Line of Credit agreements contain financial covenants which are customary for a loan of this type. Management is not aware of any breach of these covenants as of December 31, 2018.

NOTE 8 - NOTES AND LOANS PAYABLE ON REAL ESTATE

The Company had the following notes and loans payable outstanding as of December 31, 2018 and 2017:
	December 31, 2018	Interest Rate	December 31, 2017	Interest Rate	Payment Terms/Frequency	Maturity Date
Tahoe Stateline Venture, LLC Loan Payable	$12,872,555	4.22%	$13,242,514	4.22%	Amortizing Monthly	January 2021
Zalanta Construction Loan Payable	—	N/A	17,176,288	6.00%	Interest Monthly Principal Quarterly	November 2018
Principal amount	$12,872,555		$30,418,802
Less unamortized deferred financing costs	(73,652)		(226,369)
Notes and loans payable, net	$12,798,903		$30,192,433

The following table shows maturities by year on these notes and loans payable as of December 31, 2018:
Years ending December 31:
2019	$387,135
2020	403,792
2021	12,081,628
2022	—
2023	—
Thereafter	—
$12,872,555

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

The maturity date of the TSV Loan is January 1, 2021 (the “Maturity Date”). All outstanding borrowings under the TSV Loan documents bear interest initially at a rate of 3.47% per annum (the “Long Term Adjustable Rate”), and on January 1, 2018 the Long Term Adjustable Rate was reset to Lender’s then current market rate for three year fixed rate loans from comparable commercial real estate secured transactions, as determined by Lender in its sole discretion (4.22%). Upon a default under the TSV Loan documents, the interest rate on the outstanding principal balance increases by an additional five percent (5.00%) per annum, and the rate on any other outstanding obligations thereunder increases to ten percent (10.00%) per annum. Prepayments under the TSV Loan documents are subject to certain prepayment fees; provided that during the 90 day period immediately prior to the Maturity Date, TSV may prepay the entire unpaid balance of the Loan in full, without any Prepayment Fee or penalty.

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

The Credit Agreement required the payment of a closing fee of $108,750 and certain administrative fees totaling approximately $218,000. The majority of these costs were paid out of proceeds from the loan and capitalized to deferred financing costs and are being amortized to interest expense using the effective interest method through the Maturity Date. During the years ended December 31, 2018, 2017 and 2016, approximately $586,000, $502,000 and $515,000, respectively, of interest expense was incurred (including approximately $36,000, $36,000 and $36,000, respectively, of deferred financing costs amortized to interest expense).

The TSV Loan documents contain financial covenants which are customary for loans of this type. Management is not aware of any breach of these covenants as of December 31, 2018.

Zalanta Construction Loan Payable
In August 2016, ZRV and Zalanta Resort at the Village - Phase II, LLC (“ZRV II” and, together with ZRV, the “Borrowers”) entered into a Construction Loan Agreement (the “Loan Agreement”) and related documents with Western Alliance Bank as the lender (“Lender”) that provided the Borrowers with a loan (the “ZRV Loan”) of up to $31,000,000, subject to the terms and conditions of the ZRV Loan documents, for the purpose of financing the construction of a mixed-use retail and residential condominium building (the “Project”) on land (the “Premises”) owned by ZRV in South Lake Tahoe. The ZRV Loan was repaid in full in October 2018.

Borrowings under the ZRV Loan documents were for payment or reimbursement of approved Project costs. All borrowings under the ZRV Loan bore interest at the Wall Street Journal Prime Rate plus 1.50% (calculated on a floating daily basis) (the “Note Rate”). The Note Rate as of December 31, 2017 was 6.00%.

Interest only payments were payable monthly from an established interest reserve. In addition, commencing on August 18, 2017 and continuing on the last day of each quarter thereafter during the term of the ZRV Loan, Borrowers were required to make a quarterly repayment of $6 million of principal (the “Curtailment Requirement”). On July 27, 2018, the maturity of the ZRV Loan was extended to November 1, 2018 and the Curtailment Requirement was waived.

Borrowings were secured by: (i) a first mortgage lien on the Premises and certain additional property (the “Additional Premises”) held by ZRV II and all improvements, amenities and appurtenances to the Premises and the Additional Premises, (ii) an assignment of all personal property, sales contracts, rents, leases, and ground leases associated with the Premises, and (iii) all design, development, service, management, leasing and construction contracts associated with the Premises.  In addition, ZRV established a deposit account with Lender of $3,000,000 to be held as additional collateral for the ZRV Loan that was reported as restricted cash in the accompanying consolidated balance sheets. The deposit was released during 2017 and the $3,000,000 applied as a repayment of the loan payable.

The Loan Agreement required the payment of an origination fee of $310,000 and other issuance costs totaling approximately $400,000 plus an extension fee of approximately $6,000 paid in 2018. The majority of these costs were paid out of the loan proceeds and capitalized to deferred financing costs and are being amortized to the Project using the straight-line method through the maturity date. During the years ended December 31, 2017 and 2016, approximately $76,000 and $83,000, respectively, of deferred financing costs was amortized to the Project. During the years ended December 31, 2017 and 2016, approximately $472,000 and $272,000, respectively, of interest was incurred which was capitalized to the Project. During the years ended December 31, 2018 and 2017, approximately $608,000 and $774,000 of interest was expensed (including approximately $122,000 and $124,000 of deferred financing costs amortized to interest expense).

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

NOTE 9 – STOCKHOLDERS’ EQUITY
Dividends

The following table presents the tax treatment for dividends paid by the Company on its Common Stock for the years ended December 31, 2018, 2017 and 2016:
								Dividends Classified as Return of Capital
			Dividends Classified as Ordinary Income			Capital Gain Distribution
	Total Dividends Paid
Year		Dividends Paid Per Share	Percent	Dividends Paid Per Share	Sec 199A Dividends Per Share	Percent	Dividend Paid Per Share	Percent	Dividends Paid Per Share
Common Stock:
2018 (1)	$5,237,571	$0.601	91.21%	$0.548	0.548	8.79%	$0.053	—%	$0.000
2017 (2)	$3,789,108	$0.380	87.67%	$0.333	0.000	12.33%	$0.047	—%	$0.000
2016 (3)	$3,279,193	$0.320	15.05%	$0.048	0.000	84.95%	$0.272	—%	$0.000

(1) Cash distributions made on January 14, 2019 with a record date of December 31, 2018 are treated as received by shareholders on December 31, 2018, to the extent of the Company’s tax earnings and profits for 2018. Therefore, $0.041 per share of the January 14, 2019 cash distribution is included in the 2018 Form 1099 while the remainder in the amount of $0.159 per share will be treated as a 2019 distribution for U.S. federal income tax purposes and is not included on the 2018 Form 1099.
(2) Dividends declared and paid in 2017 per above do not include $640,267 which represented capital gains tax on 2017 undistributed capital gains paid on behalf of shareholders to the U.S. Treasury in January 2018 (and recorded as dividends paid and payable in the consolidated financial statements).
(3) Dividends declared and paid in 2016 per above do not include $582,698 which represented capital gains tax on 2016 undistributed capital gains paid on behalf of shareholders to the U.S. Treasury in January 2017 (and recorded as dividends paid and payable in the consolidated financial statements).

Stock Repurchases and Repurchase Programs

On December 11, 2015, the Board of Directors authorized a Rule 10b5-1 stock repurchase plan (the “2016 Repurchase Plan”) which authorized the Company to purchase up to $7.5 million of its Common Stock, subject to certain price, volume and timing constraints specified in the brokerage agreement. No shares were repurchased under the 2016 Repurchase Plan and it expired on March 31, 2017.

On June 9, 2017, the Board of Directors authorized a Rule 10b5-1 stock repurchase plan (the “2017 Repurchase Plan”) which authorized the Company to purchase up to $10 million of its Common Stock. Under the 2017 Repurchase Plan, repurchases were to be funded from available working capital, and the repurchased shares returned to the status of authorized but unissued shares of Common Stock. The 2017 Repurchase Plan provided for stock repurchases to commence on July 13, 2017 and was subject to certain price, volume and timing constraints specified in the brokerage agreement. During the year ended December 31, 2017, the Company repurchased 341,086 shares of its Common Stock under the 2017 Repurchase Plan for a total cost of approximately $5,820,000 (including commissions) and an average cost of $17.06 per share and repurchased another 4,000 shares prior to December 29, 2017 that settled in January 2018 (subsequent to year end) for a total cost of approximately $65,000 (including commissions) and an average cost of $16.18 per share. The 2017 Repurchase Plan was terminated effective December 29, 2017.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

On March 12, 2018, the Board of Directors authorized a Rule 10b5-1 stock repurchase plan (the “2018 Repurchase Plan”) which authorized the Company to purchase up to $10 million of its Common Stock. Under the 2018 Repurchase Plan, repurchases were to be funded from available working capital, and the repurchased shares returned to the status of authorized but unissued shares of Common Stock. The 2018 Repurchase Plan provided for stock repurchases to commence on March 19, 2018 and was subject to certain price, volume and timing constraints specified in the brokerage agreement. During the year ended December 31, 2018, the Company repurchased 608,574 shares under the 2018 Repurchase Plan at a total cost of approximately $10,033,000 (including commissions) and an average cost of $16.49 per share. The 2018 Repurchase Plan was terminated effective September 17, 2018 as the funds authorized pursuant to the Plan were fully utilized to purchase Common Stock.

On December 29, 2017, the Company entered into a settlement agreement (the "Settlement Agreement") with Freestone Capital Management, LLC and certain of its affiliates (collectively, "Freestone"), pursuant to which the Company purchased the 669,058 shares of Common Stock held by Freestone (the “Freestone Shares”) in December 2017 and another 141,879 in January 2018 (for a total of 810,937 shares) in a privately negotiated transaction for $19.25 per share, resulting in an aggregate purchase price of approximately $15.6 million. Approximately $4.1 million of the purchase price paid for the Freestone Shares was made with the remaining balance of the Company's 2017 Repurchase Plan following its termination. Pursuant to the terms of the Settlement Agreement, for a period of five years following the date of the Settlement Agreement, Freestone agreed to customary standstill restrictions relating to share purchases, support of proxy contests and other activist campaigns, calling of special meetings, and related matters.  For a period of two years following the date of the Settlement Agreement, the Company and Freestone also agreed to abide by customary covenants not to sue and non-disparagement provisions.  In addition, the Company and Freestone each released the other from all claims that the releasing party has, had or may have against the released party that relate to the investment by Freestone in the Company. The Company recorded as treasury stock the purchase of 810,937 Freestone Shares at the December 29, 2017 market price of $16.01 per share (approximately $12,983,000 total) and recorded as settlement expense the premium paid over the market price for those shares of $3.24 per share (approximately $2,627,000 total) in the accompanying consolidated financial statements. The purchase of 141,879 of the Freestone Shares settled in January 2018, and the Company recorded a forward contract liability for those repurchased shares of $2,731,000 as of December 31, 2017.

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
The contingency reserves required per the charter as of December 31, 2018 and 2017 were approximately $3,253,000 and $3,464,000 and are reported as restricted cash and/or cash and cash equivalents in the accompanying consolidated balance sheets.
NOTE 11 - INCOME TAXES
The Company operates in such a manner as to qualify as a REIT, under the provisions of the Internal Revenue Code of 1986, as amended (the "Code"); therefore, applicable REIT taxable income is included in the taxable income of its shareholders, to the extent distributed by the Company. To maintain REIT status for federal income tax purposes, the Company is generally required to distribute at least 90% of its REIT taxable income to its shareholders as well as comply, generally, with certain other qualification requirements as defined under the Code. As a REIT, the Company is not subject to federal corporate income tax to the extent that it distributes 100% of its REIT taxable income each year. During 2018, 2017 and 2016, the Company distributed at or in excess of 100% of its REIT taxable income to its stockholders. During 2018, 2017 and 2016, the Company had net capital gains from the sales of real estate properties totaling approximately $458,000, $2,297,000 and $4,451,000, respectively. All of the 2018 capital gains were distributed in the form of dividends to shareholders during 2018. Management decided to retain all or a portion of the capital gains in 2017 and 2016 within the Company and not distribute them as is permitted for REITs.  However, the retention of capital gains required the Company to make a payment to the U.S. Treasury Department on behalf of shareholders at the highest corporate tax rate (35%) in the total amount of approximately $640,000 and $583,000 in January 2018 and 2017, respectively. This tax payment was accrued as dividends payable in the Company’s financial statements as of December 31, 2017 and 2016. Shareholders’ pro-rata portion of the amount paid is to be reflected as tax payments on the individual shareholders’ tax returns.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

The Company recently discovered that its 2012 federal income tax return was erroneously prepared and filed on IRS Form 1120-REIT, instead of on IRS Form 1120, resulting in the Company’s REIT election technically being made beginning with its 2012 tax year instead of beginning with its 2013 tax year as was intended.  Consequently, the Company was in technical violation of certain REIT qualification requirements in 2012 and 2013.  Under the REIT provisions of the federal income tax laws, there are “savings clauses” available for use by REITs to cure the types of technical violations that occurred.  These available savings clauses were designed to assist public REITs in curing inadvertent failures and are self-executing provided that the REIT has “reasonable cause” for the technical violations and complies with certain other procedural requirements, including, in the case of the Company, the payment of a $50,000 penalty to the IRS.   Upon discovery of the error, the Company sought advice of experienced REIT tax counsel and has obtained an opinion of such counsel to the effect that the Company will have reasonable cause for the technical violations and thereby will be able to avail itself of the savings clauses.  Consequently, the Company intends to fulfill the relevant procedural requirements of the savings clauses, including payment of the $50,000 penalty.  In the event that the Company was not able to satisfy the requirements of the savings clauses, the Company potentially could have been prevented from qualifying as a REIT through its 2017 taxable year (but in such case would re-elect REIT status for its 2018 taxable year). The potential tax liability to the Company if it is not successful in using the savings clauses are estimated to be in the range of $3,000,000 to $9,000,000, not including interest and penalties. Based on the advice and opinion of counsel and its own review and analysis of the relevant facts, the Company has concluded at a more-likely-than-not level that it will be able to benefit from the savings clause provisions to maintain uninterrupted REIT status during its existence and thus has not accrued any potential income tax liability related to this matter, other than the $50,000 penalty discussed above, which has been accrued and recorded in income tax expense for the year ended December 31, 2018.

The Company’s total tax expense for the year ended December 31, 2018 was $559,842 which included the $50,000 penalty accrued at the REIT level (as discussed above) and $509,842 incurred for the TRS entities as more fully detailed below.

Taxable income from non-REIT activities managed through the Company's taxable REIT subsidiaries (“TRS”) (currently Lone Star Golf, Inc. and ZRV) is subject to federal, state and local income taxes. The Company did not record a provision for current income taxes related to Lone Star for the years ended December 31, 2018, 2017 and 2016 as it was in a net loss position. In addition, deferred taxes related to temporary differences in book and taxable income as well as net operating losses (“NOLs”) of Lone Star would likely not be realizable due to Lone Star’s loss history (full amount of deferred tax assets offset by a valuation allowance). The NOLs totaled approximately $1,189,000 for Federal and California as of December 31, 2018. All of the NOLs expire between 2033 and 2038 except for the 2018 Federal NOL of approximately $405,000 which does not expire. The Company sold the Lone Star golf course in September 2018 for cash and two notes receivable (one of which was repaid in November 2018). Thus, it is expected that the Lone Star TRS will continue in existence until the remaining loan is repaid in full, at which time the TRS will be dissolved.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

During 2016, the Company converted ZRV into a TRS and contributed two additional real estate assets into ZRV. These properties included 75 improved, residential lots previously held within Baldwin Ranch Subdivision, LLC and a medical office condominium complex previously held within AMFU, LLC. The conversion of ZRV into a TRS and contribution of the additional real estate assets resulted in the Company recording a deferred tax asset and income tax benefit in the amount of approximately $7,249,000 primarily due to a $15,450,000 aggregate remaining difference between the book and tax basis of the subject real estate assets as of December 31, 2016. During 2017, ZRV recorded income tax expense of $4,041,655 that was primarily the result of an increase in the valuation allowance recorded against deferred tax assets as a result of higher construction costs and lower expected gains from the sales of ZRV assets in the future and due to a decrease in the Federal corporate tax rate from 34% to 21% in 2018 and beyond as a result of the Tax Cuts and Jobs Act signed into law by President Trump on December 22, 2017, which required ZRV to remeasure its net deferred tax asset at the lower rate. During 2018, ZRV recorded income tax expense of $509,842 that was primarily a result of an increase in the valuation allowance recorded against deferred tax assets as a result of lower expected gains from the sales of ZRV assets in the future.

The components of the income tax expense (benefit) as it relates to the Company’s taxable income (loss) from domestic TRSs during the years ended December 31, 2018, 2017 and 2016 were as follows:

	Year Ended December 31, 2018
	Federal	State and Local	Total

Change in valuation allowance	$388,408	$129,166	$517,574
Other	(39,625)	31,893	(7,732)
Income tax expense (benefit)	$348,783	$161,059	$509,842

	Year Ended December 31, 2017
	Federal	State and Local	Total

Change in valuation allowance	$2,602,441	$418,020	$3,020,461
Reduction in Federal corporate tax rate	1,358,272	—	1,358,272
Other	(293,814)	(43,264)	(337,078)
Income tax expense (benefit)	$3,666,899	$374,756	$4,041,655

	Year Ended December 31, 2016
	Federal	State and Local	Total
Deferred expense (benefit)	$(6,655,774)	$(1,387,947)	$(8,043,721)
Change in valuation allowance	794,744	—	794,744
Income tax expense (benefit)	$(5,861,030)	$(1,387,947)	$(7,248,977)

A reconciliation of the income tax provision (benefit) based upon the statutory tax rates to the effective rates of our taxable REIT subsidiaries is as follows for the year ended December 31, 2018 and 2017:

	Year Ended December 31, 2018	Year Ended December 31, 2017
Tax (benefit) expense at Federal statutory rate	$(5,867)	$(149,766)
State income tax expense (benefit), net of Federal effect	127,236	250,193
Other	65	(19,485)
Change in Federal valuation allowance	388,408	2,602,441
Reduction in Federal corporate tax rate	—	1,358,272
Income tax expense (benefit)	$509,842	$4,041,655

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

Significant components of the Company’s deferred tax assets (liabilities) for its TRS entities are as follows as of December 31, 2018 and 2017:
Deferred tax assets (liabilities):	December 31, 2018	December 31, 2017
Real estate basis differences	$4,144,365	4,255,681
Net operating losses	1,499,186	1,380,138
Total deferred tax assets	5,643,551	5,635,819
Valuation allowance	(2,946,071)	(2,428,497)
Net deferred tax assets	$2,697,480	3,207,322

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

Management has estimated future taxable gains and losses on sale of ZRV real estate assets to determine how much of the deferred tax assets are realizable. This realizability analysis is inherently subjective and actual results could differ from these estimates. Based on an assessment of all factors, it was determined that a valuation allowance of $2,946,000 and $2,428,000 related to Federal and State NOLs and differences in the book and tax basis of assets in ZRV was required as of December 31, 2018 and 2017, respectively, as management does not expect that ZRV will generate enough taxable income in the future to realize all of the NOL and basis benefits. The Company’s Federal and California NOLs within ZRV totaled $6,671,000 and $1,404,000, respectively, as of December 31, 2018. ZRV has Arizona NOLs of $3,511,000 as of December 31, 2018; however, ZRV did not record a deferred tax asset related to the Arizona NOLs as it does not expect to file another Arizona tax return, and thus, the NOLs will not be used. All of the NOLs expire between 2036 and 2038, except for the 2018 Federal NOL of approximately $425,000 which does not expire.

As of December 31, 2018 and 2017, the Company recorded a reserve in the amount of $50,000 and $0, respectively, for uncertain income tax positions (see discussion of penalty above). There has been no interest incurred to date.

As of December 31, 2018, income tax returns for the calendar years ended 2015 through 2018 remain subject to examination by the IRS and/or any state or local taxing jurisdiction.

NOTE 12 - TRANSACTIONS WITH AFFILIATES
The Company is managed by OFG pursuant to the terms of our charter and the Management Agreement, as amended, between the Company and the Manager.  Until July 1, 2017, the management fees paid monthly by the Company to the Manager were not to exceed 2.75% annually of the average unpaid balance of our loans at the end of each of the 12 months in the calendar year (the “Prior Management Fee”). During the period from July 1, 2017 through March 31, 2018, the Manager agreed to take a reduced management fee equal to the Interim Management Fee (the “Interim Management Fee”), which was a monthly management fee  equal to 1/12th of 1.50% of the Company’s Stockholders’ Equity, as defined. Effective April 1, 2018, the Board of Directors and the Manager amended the Management Agreement to adopt the Interim Management Fee and make certain additional changes to reduce the management fee payable as described below in “Amendment to Management Agreement” below.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

All of the Company’s loans are serviced by OFG, and until April 1, 2018, OFG received a monthly servicing fee, which, when added to all other fees paid in connection with the servicing of a particular loan, could not exceed the lesser of the customary, competitive fee paid in the community where the loan is placed for the provision of such mortgage services on that type of loan, or up to 0.25% per annum of the unpaid principal balance of the loans. Servicing fees were eliminated effective April 1, 2018, as described below in “Amendment to Management Agreement”.

Management fees amounted to approximately $2,906,000, $3,546,000 and $3,286,000 for the years ended December 31, 2018 2017, and 2016, respectively, and are included in the accompanying consolidated statements of income. Servicing fees amounted to approximately $95,000, $362,000 and $299,000 for the years ended December 31, 2018, 2017 and 2016, respectively, are included in the accompanying consolidated statements of income. As of December 31, 2018 and 2017, the Company owed management and/or servicing fees to OFG in the amount of approximately $242,000 and $245,000, respectively.

Until April 1, 2018, OFG received all late payment charges from borrowers on loans owned by the Company. Beginning April 1, 2018, the Company receives 30% of all late payment charges and OFG receives 70% of such charges, as described below in “Amendment to Management Agreement”. The Company collected/earned approximately $57,000 in late payment charges during the year ended December 31, 2018. The amounts paid to or collected by OFG for late charges totaled approximately $139,000, $83,000 and $83,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

The Company remits other miscellaneous fees to OFG, which are collected from loan payments, loan payoffs or advances from loan principal (i.e. funding, demand and partial release fees). The amounts paid to or collected by OFG for such fees totaled approximately $19,000, $23,000 and $20,000, respectively, during the years ended December 31, 2018, 2017 and 2016.

OFG originates all loans the Company invests in and, until April 1, 2018, received all loan origination and extension fees from borrowers. Beginning April 1, 2018, the Company receives 30% of all loan origination and extension fees and OFG receives 70% of such fees, as described below in “Amendment to Management Agreement”. The Company collected approximately $508,000 in loan origination and extension fees during the year ended December 31, 2018 and recognized revenue of approximately $123,000 from the amortization of such fees to interest income. During the years ended December 31, 2018, 2017 and 2016, OFG earned approximately $1,972,000, $2,492,000 and $2,514,000, respectively, on loans originated or extended of approximately $139,725,000, $122,240,000 and $101,594,000, respectively.

OFG is reimbursed by the Company for the actual cost of goods, services and materials used for or by the Company and paid by OFG. Until April 1, 2018, when the parties agreed to certain changes in the expenses paid to the Manager as described below in “Amendment to Management Agreement”, OFG was also reimbursed for the salary and related salary expense of OFG’s non-management and non-supervisory personnel performing services for the Company which could be performed by independent parties (subject to certain limitations in the Management Agreement). The amounts reimbursed to OFG by the Company for such services were $105,000, $381,000 and $440,000 during the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018 and 2017, there was $0 and $32,000 payable to OFG for such services. The Company also reimbursed certain of OFG’s officers for allowed expenses in the total amount of approximately $3,000, $2,000 and $0 during the years ended December 31, 2018, 2017 and 2016, respectively.

The Company paid Investor’s Yield, Inc. (a wholly owned subsidiary of OFG) approximately $1,000, $1,000 and $9,000 in trustee’s fees related to certain foreclosure proceedings and other miscellaneous fees on Company loans during the years ended December 31, 2018, 2017 and 2016, respectively.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

Amendment to Management Agreement - Effective April 1, 2018, the Management Agreement was amended by Amendment No. 1 (the “Amendment”) to implement the following changes to the Manager’s compensation structure:

•
Reduced Management Fee: The Amendment revises the management fee by making permanent the recent “Interim Management Fee” adjustment described above along with an additional adjustment such that the “Management Fee”, calculated and payable to the Manager monthly in arrears, equals (i) one-twelfth (1/12) multiplied by (ii) (a) 1.50% of the first $300,000,000 of the Company’s Stockholders’ Equity (as defined in the Amendment), and (b) 1.25% of the Stockholders’ Equity that is greater than $300,000,000.

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

•	Elimination of Service Fees: The Company will no longer pay the Manager any servicing fees for the Manager’s services as servicing agent with respect to any of its mortgage loans.

•	Elimination of Certain Expense Reimbursements: The Company will no longer reimburse the Manager for salary and related salary expense of the Manager's non-management and non-supervisory personnel.

NOTE 13 - RENTAL INCOME
The Company’s real estate properties held for sale and investment are leased to tenants under noncancellable leases with remaining terms ranging from one to ten years. Certain of the leases require the tenant to pay all or some operating expenses of the properties. The future minimum rental income from noncancellable operating leases due within the five years subsequent to December 31, 2018, and thereafter is as follows:
Year ending December 31:
2019	$2,842,830
2020	2,163,672
2021	2,057,822
2022	1,837,332
2023	1,395,151
Thereafter (through 2028)	2,071,519
Total	$12,368,326

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

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

Impaired Loans
The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established.  A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement or when monthly payments are delinquent greater than ninety days. Once a loan is identified as impaired, management measures impairment in accordance with ASC 310-10-35.  Impairment is estimated by either the present value of expected cash flows discounted at the note rate or, as a practical expedient, the loan’s observable market price (if available) or the fair value of the underlying collateral, if collateral dependent.  The fair value of the loan’s collateral is determined by third party appraisals, broker price opinions, comparable property sales or other indications of value. Those impaired loans not requiring an allowance represent loans for which the fair value of the collateral exceed the recorded investments in such loans. At December 31, 2018 and 2017, the majority of the total impaired loans were evaluated based on the fair value of the collateral by obtaining third party appraisals that valued the collateral primarily by utilizing an income or market approach or some combination of the two.  In accordance with ASC 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser using observable market data, the Company records the impaired loan as nonrecurring Level 2.  When an appraised value is not available, when an appraisal includes significant unobservable inputs and assumptions or when management determines an adjustment to the appraised value is necessary in order to reflect management’s estimate of the fair value of the collateral, the Company records the impaired loan as nonrecurring Level 3. Unobservable market data included in appraisals often includes adjustments to comparable property sales for such items as location, size and quality to estimate fair values using a sales comparison approach.  Unobservable market data also includes cash flow assumptions and capitalization rates used to estimate fair values under an income approach.

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

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

The following table presents information about the Company’s assets measured at fair value on a nonrecurring basis as of December 31, 2018 and 2017:
			Fair Value Measurements Using
		Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
2018
Nonrecurring:
Impaired loans:
NONE	$		$—	$—	$
Total	$		$—	$—	$

Real estate properties:
Commercial		$1,269,650	$—	$—		$1,269,650
Land		1,850,342	—	1,850,342		—
Total		$3,119,992	$—	$1,850,342		$1,269,650

2017
Nonrecurring:
Impaired loans:
Residential		$1,115,999	$—	$—		$1,115,999
Total		$1,115,999	$—	$—		$1,115,999

Real estate properties:
Commercial		$7,460,800	$—	$—		$7,460,800
Land		1,914,870				1,914,870
Total		$9,375,670	$—	$—		$9,375,670

There was no provision for loan losses or other gain or loss recorded based on the fair value of loan collateral less estimated selling costs for the impaired loans above during the years ended December 31, 2018 and 2017, respectively. There were charge-offs against the loan loss allowance totaling $187,000 and $546,000 during 2018 and 2017, respectively, for the 2017 impaired loan above. Impairment losses of approximately $1,053,000 and $1,423,000 were recorded on real estate properties during the years ended December 31, 2018 and 2017, respectively. The impairment losses recorded for the years ended December 31, 2018 and 2017 included $115,000 and $145,000, respectively, in the Land class and $938,000 and $1,278,000, respectively, in the Commercial class.
There were no assets or liabilities measured at fair value on a recurring basis, nor were there any liabilities measured at fair value on a nonrecurring bases  at December 31, 2018 and 2017. During the year ended December 31, 2018, two properties with an aggregate book value of approximately $4,253,000 were transferred into Level 2 fair value measurements and an aggregate impairment loss of approximately $115,000 was recorded. One of the properties was sold in October 2018 and the other one in January 2019. During the year ended December 31, 2017, there were no transfers into or out of Levels 1 and 2.
The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2018 and 2017:

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

December 31, 2018:
Description	Fair Value	Valuation Technique	Significant Unobservable Inputs	Input/Range	Weighted Average

Impaired Loans:
NONE
Real Estate Properties:
Commercial	$1,269,650	Appraisal	Comparable Sales Adjustment	(45.3)% to 2.1%	N/A

December 31, 2017:
Description	Fair Value	Valuation Technique	Significant Unobservable Inputs	Input/Range	Weighted Average

Impaired Loans:
Residential	$1,115,999	Comparable Sales	Comparable Sales Adjustment	(4.6)% to 4.2%	N/A
Real Estate Properties:
Commercial	$7,460,800	Appraisal	Comparable Sales Adjustment	(23.7)% to (11.6)%	(13.5)%
Land	1,914,870	Appraisal	Comparable Sales Adjustment	(50.8)% to 21.9%	N/A
			Capitalization Rate	32.5%	N/A

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

The approximate carrying amounts and estimated fair values of financial instruments at December 31, 2018 and 2017 are as follows:
		Fair Value Measurements at December 31, 2018
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash, cash equivalents and restricted cash	$4,514,000	$4,514,000	$—	$—	$4,514,000
Loans, net	141,204,000	—	—	139,532,000	139,532,000
Investment in limited liability company	2,139,000	—	—	7,711,000	7,711,000
Accrued interest and advances receivable	1,023,000	—	—	1,023,000	1,023,000

Financial liabilities
Accrued interest payable	$86,000	—	41,000	45,000	$86,000
Lines of credit payable	1,728,000	—	1,728,000	—	1,728,000
Notes payable	12,799,000	—	—	12,568,000	12,568,000

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

		Fair Value Measurements at December 31, 2017
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash, cash equivalents and restricted cash	$5,671,000	$5,671,000	$—	$—	$5,671,000
Loans, net	144,344,000	—	—	144,255,000	144,255,000
Investment in limited liability company	2,141,000	—	—	4,819,000	4,819,000
Accrued interest and advances receivable	1,459,000	—	—	1,459,000	1,459,000

Financial liabilities
Accrued interest payable	$115,000	—	77,000	38,000	$115,000
Lines of credit payable	1,555,000	—	1,555,000	—	1,555,000
Notes payable	30,192,000	—	17,176,000	13,233,000	30,409,000

The fair values of financial instruments in the above table as of December 31, 2018 were determined using an exit price methodology, whereas as of December 31, 2017 the fair values of certain financial instruments were determined using an entrance price methodology (see discussion of adoption of ASU 2016-01 in Note 2).

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Contractual Obligations

As of December 31, 2018, the Company has commitments to advance additional funds to borrowers of construction, rehabilitation and other loans in the total amount of approximately $29,301,000 (including approximately $2,348,000 in interest reserves).
Legal Proceedings

The Company is involved in various legal actions arising in the normal course of business.  In the opinion of management, such matters will not have a material effect upon the financial position of the Company. See Note 16 below “Litigation Relating to the Merger”.

NOTE 16 – SUBSEQUENT EVENTS

The Company sold two real estate properties in January 2019 for net sales proceeds totaling $2,706,000 and gain totaling $466,000.

The Company extended the maturity dates on five loans that were past maturity as of December 31, 2018 with principal balances totaling $15,010,000 in January and February 2019.

Special Meeting of Stockholders

On February 15, 2019, the Company announced that it has set March 21, 2019 as the new date for the special meeting of its stockholders to, among other things, consider and vote on a proposal to approve the previously announced Merger Agreement and to terminate the Management Agreement.  The Company had previously announced that it expected the special meeting to occur on February 28, 2019, and that the impact of the government shutdown could affect the timing of the special meeting.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

As announced on January 4, 2019, stockholders of record as of the close of business on January 14, 2019 will be entitled to vote at the special meeting on March 21, 2019.  The Merger is subject to certain customary closing conditions and the receipt of approvals of stockholders of the Company and Ready Capital.

Determination of Exchange Ratio

On February 22, 2019, Ready Capital and the Company announced that they have determined the final exchange ratio in accordance with the terms of Merger Agreement. Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger, each outstanding share of the Company’s Common Stock will be converted into the right to receive from Ready Capital 1.441 shares of Ready Capital Common Stock. Cash will be paid in lieu of fractional shares of Ready Capital Common Stock that would have been received as a result of the Merger. There is no change to the final exchange ratio based on the determination date of January 31, 2019 from the base exchange ratio of 1.441 that was set out in the joint proxy statement/prospectus, dated February 15, 2019, that was filed by Ready Capital with the SEC and distributed to the parties’ respective stockholders.

Litigation Relating to the Merger

A purported class action lawsuit has been filed by an individual who claims to be a stockholder of ORM. The lawsuit, Richard Scarantino v. Owens Realty Mortgage,  Inc., et al., was filed in the Circuit Court for Baltimore City, Maryland on February 8, 2019. It names the Company, its directors and Ready Capital as defendants. The plaintiff alleges that the Company’s directors breached their fiduciary duties because, according to the plaintiff, the consideration to be received by the Company’s stockholders in the Merger “appears inadequate,” some financial and other disclosures to the Company’s stockholders regarding the Merger are deficient, and the terms of the Merger Agreement have precluded other bidders from making competing offers for the Company. The plaintiff seeks, among other things: injunctive relief preventing the defendants from proceeding with, consummating, or closing the Merger; rescission of the Merger or rescissory damages if the Merger is consummated prior to entry of final judgment by the court; an accounting of any damages suffered as a result of the wrongdoing alleged; and litigation costs (including attorneys’ and expert fees and expenses). The Company believes the claims asserted in the Scarantino Lawsuit are without merit. On March 12, 2019, the plaintiff moved for a preliminary injuction seeking to prevent the March 21, 2019 meeting of the Company's stockholders to approve the merger from proceeding until further public disclosures about the transaction are filed by the Company. The court has not yet ruled on the motion.

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

NOTE 17 – SUMMARY QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

The following tables represent unaudited summarized quarterly financial data of the Company for the years ended December 31, 2018, 2017 and 2016 which, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's results of operations.

	Three Months Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018

Total revenues	$3,735,550	$4,723,505	$4,346,044	3,991,920
Total expenses	3,790,374	3,696,281	2,978,230	3,493,586
Operating (loss) income	(54,824)	1,027,224	1,367,814	498,334
Gain on sale of real estate, net	2,126,084	1,372,925	957,239	154,577
Net income before income taxes	2,071,260	2,400,149	2,325,053	652,911
Income tax (expense) benefit	(243,122)	(150,910)	17,635	(183,445)
Net income attributable to common stockholders	$1,828,138	$2,249,239	$2,342,688	$469,466
Earnings per common share (basic and diluted)	$0.22	$0.26	$0.26	$0.05
Weighted average number of common shares outstanding (basic and diluted)	8,482,880	8,572,614	8,922,280	9,089,270
Dividends declared per share of Common Stock	$0.20	$0.20	$0.20	$0.16

	Three Months Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017

Total revenues	$3,850,940	$4,277,493	$3,867,290	3,537,405
Total expenses	3,964,664	3,427,969	4,164,895	3,355,582
Operating (loss) income	(113,724)	849,524	(297,605)	181,823
Gain (loss) on sale of real estate, net	268,891	582,496	13,877,715	(181)
Settlement expense	(2,627,436)	—	—	—
Net (loss) income before income taxes	(2,472,269)	1,432,020	13,580,110	181,642
Income tax (expense) benefit	(1,951,828)	(1,275,700)	(824,163)	10,036
Net (loss) income attributable to common stockholders	$(4,424,097)	$156,320	$12,755,947	$191,678
(Loss) earnings per common share (basic and diluted)	$(0.44)	$0.02	$1.24	$0.02
Weighted average number of common shares outstanding (basic and diluted)	9,984,352	10,173,448	10,247,477	10,247,477
Dividends declared per share of Common Stock	$0.10	$0.10	$0.10	$0.08

OWENS REALTY MORTGAGE, INC.

Notes to Consolidated Financial Statements

	Three Months Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016

Total revenues	$3,667,283	$4,493,977	$4,692,114	4,225,617
Total expenses	3,942,004	5,587,213	6,999,063	4,316,678
Operating loss	(274,721)	(1,093,236)	(2,306,949)	(91,061)
(Loss) gain on sale of real estate, net	(536,419)	20,195,367	—	4,838,815
Net (loss) income before income taxes	(811,140)	19,102,131	(2,306,949)	4,747,754
Income tax (expense) benefit	(380,706)	260,848	7,368,835	—
Net (loss) income	(1,191,846)	19,362,979	5,061,886	4,747,754
Less: Net loss (income) attributable to non-controlling interests	15,960	(3,630,318)	56,847	(13,492)
Net (loss) income attributable to common stockholders	$(1,175,886)	$15,732,661	$5,118,733	$4,734,262
(Loss) earnings per common share (basic and diluted)	$(0.11)	$1.54	$0.50	$0.46
Weighted average number of common shares outstanding (basic and diluted)	10,247,477	10,247,477	10,247,477	10,247,477
Dividends declared per share of Common Stock	$0.08	$0.08	$0.08	$0.08

OWENS REALTY MORTGAGE, INC.
FINANCIAL STATEMENT SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2018

Description	Encumbrances	Initial Cost	Capitalized Costs	Sales	Impairment Write-downs	Accumulated Depreciation		Carrying Value	Date Acquired	Depreciable Lives

Retail Complex (TSV), South Lake Tahoe, California	$12,872,556 Note Payable	6,409,617	$ 12,299,570	$ (41,667)	—	$(2,679,823)		$15,987,697	Various	5-39 Years

Retail Complex and 12 Residential Condominium Units (ZRV),South Lake Tahoe, California	None	5,016,443	37,299,922	(22,025,680)	—	—	Note 4	20,290,685	Various	N/A

Residential Land (ZRV II), South Lake Tahoe, California	None	2,032,963	4,528,060	—	—	—	Note 4	6,561,023	Various	N/A

73 Residential Lots, Auburn, California	None	13,746,625	376,746	(96,678)	(9,904,826)	—	Note 5	4,121,867	9/27/2007	N/A

12 Condominium & 3 Commercial Units, Tacoma, Washington	None	2,154,217	84,909	—	—	—	Note 6	2,239,126	7/8/2011	N/A

Two Houses on 20 Acres San Ramon, CA	None	2,062,729	—	—	—	—		2,062,729	11/13/2018	N/A

Marina & Boat Club with 179 Boat Slips, Isleton, California	None	1,809,663	713,318	—	(1,253,331)		Note 7	1,269,650	1/29/2013	N/A

Undeveloped, Industrial Land, San Jose, California	None	3,025,992	98,681	—	(1,274,331)	—	Note 8	1,850,342	12/27/2002	N/A

Miscellaneous Real Estate	None					—		2,259,391	Various	Various

TOTALS						$(2,679,823)		$56,642,510

NOTE 1: All real estate listed above was acquired through foreclosure or deed in lieu of foreclosure other than certain parcels of the commercial and residential land under development located in South Lake Tahoe, California that were purchased in 2012 and 2014 and one office condominium unit purchased in 2015.

NOTE 2: Changes in real estate held for sale and investment were as follows:
Balance at beginning of period (1/1/16)	$153,838,412
Additions during period:
Acquisitions through foreclosure	700,800
Investments in real estate properties	29,061,735
Amortization of deferred financing costs capitalized to construction project	119,471
Subtotal	183,720,418
Deductions during period:
Cost of real estate properties sold	66,183,589
Impairment losses on real estate properties	3,227,807
Depreciation of properties held for investment	1,185,624
Balance at end of period (12/31/16)	$113,123,398

Balance at beginning of period (1/1/17)	$113,123,398
Additions during period:

Acquisitions through foreclosure	—
Investments in real estate properties	11,274,904
Amortization of deferred financing costs capitalized to construction project	76,260
Subtotal	124,474,562
Deductions during period:
Cost of real estate properties sold	41,505,148
Impairment losses on real estate properties	1,423,286
Depreciation of properties held for investment	1,080,003
Balance at end of period (12/31/17)	$80,466,125

Balance at beginning of period (1/1/18)	80,466,125
Additions during period:
Acquisitions through foreclosure	2,062,729
Investments in real estate properties	496,826
Subtotal	83,025,680
Deductions during period:
Cost of real estate properties sold	24,609,167
Impairment losses on real estate properties	1,053,161
Depreciation of properties held for investment	720,842
Balance at end of period (12/31/18)	$56,642,510

NOTE 3: Changes in accumulated depreciation were as follows:
Balance at beginning of period (1/1/16)	$2,915,596
Additions during period:
Depreciation expense	1,185,624
Subtotal	4,101,220
Deductions during period:
Accumulated depreciation on real estate moved to held for sale	949,793
Balance at end of period (12/31/16)	$3,151,427

Balance at beginning of period (1/1/17)	$3,151,427
Additions during period:
Depreciation expense	1,080,003
Subtotal	4,231,430
Deductions during period:
Accumulated depreciation on real estate moved to held for sale	914,677
Balance at end of period (12/31/17)	$3,316,753

Balance at beginning of period (1/1/18)	3,316,753
Additions during period:
Depreciation expense	720,842
Subtotal	4,037,595
Deductions during period:
Accumulated depreciation on real estate moved to held for sale	1,357,772
Balance at end of period (12/31/18)	$2,679,823

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
NOTE 6: Property was moved to Held for Sale during 2018 and accumulated depreciation up to that time of $332,183 is shown net with the Initial Cost above.
NOTE 7: Write-downs totaling $1,253,331 were recorded on this property in 2017 and 2018 based on management’s estimate of value and third party appraisals. Property was moved to Held for Sale during 2017 and accumulated depreciation up to that time of $192,862 is shown net with the Initial Cost above.
NOTE 8: Write-downs totaling $1,274,331 were recorded on this property in 2010 through 2012, 2017 and 2018 based on third party appraisals and other valuation information.  This property was sold in January 2019.
NOTE 9: The aggregate cost of the above real estate properties for Federal income tax purposes is approximately $78,429,000.

OWENS REALTY MORTGAGE, INC.
FINANCIAL STATEMENT SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
 DECEMBER 31, 2018
Description	Interest Rate	Final Maturity date	Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal	Principal Amount of Loans Subject to Delinquent Payments
TYPE OF PROPERTY
Commercial	5.00-9.65%	Current to July 2021	$132,519,461	$24,431,860	$9,304,587
Residential	5.00-8.00%	Current to March 2028	5,209,357	2,358,966	2,557,526
Land	4.00-9.82%	January 2019 to October 2020	4,953,425	—	—
TOTAL			$142,682,243	$26,790,826	$11,862,113

AMOUNT OF LOAN
$0-500,000	6.00-9.65%	Current to March 2028	$2,581,001	$573,606	$760,166
$500,001-1,000,000	5.00-8.00%	Current to October 2019	3,887,834	870,458	870,458
$1,000,001-5,000,000	4.00-9.82%	Current to July 2021	70,448,597	16,511,762	10,231,489
Over $5,000,000	5.00-8.25%	Current to March 2021	65,764,811	8,835,000	—
TOTAL			$142,682,243	$26,790,826	$11,862,113

POSITION OF LOAN
First	4.00-9.65%	Current to March 2028	$137,808,788	$26,790,826	$11,862,113
Second	8.00-9.82%	July 2019 to October 2020	4,873,455	—	—
TOTAL			$142,682,243	$26,790,826	$11,862,113

NOTE 1: All loans are arranged by or acquired from an affiliate of the Company, namely Owens Financial Group, Inc., the Manager.
NOTE 2:
Balance at beginning of period (1/1/16)	$106,743,807
Additions during period:
New loans, including from sale of real property	79,867,140
Subtotal	186,610,947
Deductions during period:
Collection of principal	55,849,884
Foreclosures	1,078,752
Balance at end of period (12/31/16)	$129,682,311

Balance at beginning of period (1/1/17)	$129,682,311
Additions during period:
New loans, including from sale of real estate property	86,274,680
Subtotal	215,956,991
Deductions during period:
Collection of principal	69,785,341
Foreclosures	—
Balance at end of period (12/31/17)	$146,171,650

Balance at beginning of period (1/1/18)	$146,171,650
Additions during period:
New loans, including from sale of real estate property	77,471,539
Discount and loan fee amortization	227,801
Subtotal	223,870,990
Deductions during period:
Collection of principal	78,742,850
Foreclosures	1,937,475
Loan fees collected	508,422
Balance at end of period (12/31/18)	$142,682,243

NOTE 3:  Included in the above loans are the following loans which exceed 3% of the total loans as of December 31, 2018:

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal or Interest

Retail Building Irving, Texas	7.50%	6/1/19	Interest only, balance due at maturity	0	14,822,000	14,784,945	0

Retail Building Walnut Creek, California	7.25%	5/15/20	Interest only, balance due at maturity	0	9,000,000	8,953,623	0

Hotel Novi, Michigan	8.25%	12/31/18	Interest only, balance due at maturity	0	8,835,000	8,835,000	8,835,000

Office Building Pleasanton, California	7.50%	11/1/19	Interest only, balance due at maturity	0	8,250,000	8,200,150	0

Retail Building Folsom, California	7.75%	1/15/19	Interest only, balance due at maturity	0	8,006,000	7,170,186	0

Retail Building Antioch, California	8.00%	10/15/19	Interest only, balance due at maturity	0	7,000,000	6,979,074	0

Assisted Care Facility Bensalem, Pennsylvania	5.00%	3/15/21	Interest only, balance due at maturity	0	5,875,000	5,519,317	0

Apartment Building Concord, California	7.50%	7/15/20	Interest only, balance due at maturity	0	6,350,000	5,322,516	0

Office Building Chula Vista, California	8.00%	11/1/18	Interest only, balance due at maturity	0	5,600,000	4,916,586	4,916,586
TOTALS				$0	$73,738,000	$70,681,397	$13,751,586

NOTE 4:  The aggregate cost of the Company’s loans for Federal income tax purposes is approximately $143,046,000 as of December 31, 2018.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management of the Company carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2018.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting, as that term is defined in Rule 13a-15(f) under the Exchange Act, in the fiscal quarter ending December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) under the Exchange Act, for the Company. Under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of the internal control over financial reporting was conducted based on the framework established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). There are inherent limitations in any internal control system over financial reporting, which may not prevent or detect misstatements. The Company’s internal control system over financial reporting is a process designed to provide reasonable assurance of achieving its objectives and management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2018.

Attestation Report of Independent Registered Public Accounting Firm

Crowe LLP, our independent registered public accounting firm, has audited our financial statements included in this Annual Report and has issued an attestation report on the effectiveness of our internal control over financial reporting, which is included in Item 8 of this Annual Report.

Item 9B. OTHER INFORMATION

There is no information required to be disclosed in a report on Form 8-K during the fourth quarter of the year ended December 31, 2018 that has not been so reported.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2019 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2018, and is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2019 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2018, and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2019 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2018, and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2019 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2018, and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2019 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2018, and is incorporated herein by reference.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(3) List of Exhibits:

* 2.1
Agreement and Plan of Merger, dated November 7, 2018, by and among Ready Capital Corporation, ReadyCap Merger Sub, LLC and Owens Realty Mortgage, Inc. incorporated by reference to exhibit 2.1 of the current report on Form 8-K filed with the SEC on November 9, 2018

* 3.1
Articles of Amendment and Restatement of Owens Realty Mortgage, Inc., dated January 23, 2013, and related Certificate of Correction, dated September 17, 2013 incorporated by reference to exhibit 3.1 of the Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 16, 2015

* 3.2	Bylaws of Owens Realty Mortgage, Inc., incorporated herein by reference to Annex C to the Proxy Statement/Prospectus on Form S-4 filed with the SEC on February 13, 2013
* 3.3
Amendment No. 1 to the Bylaws of Owens Realty Mortgage, Inc., dated December 29, 2017, incorporated by reference to exhibit 3.1 of the current report on Form 8-K/A filed with the SEC on January 4, 2018

* 3.4	Amendment No. 2 to the Bylaws of Owens Realty Mortgage, Inc., dated May 7, 2018, incorporated by reference to exhibit 3.1 of the current report on Form 8-K filed with the SEC on May 9, 2018
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
* 10.1
Form of Management Agreement, dated May 20, 2013, by and between Owens Financial Group, Inc. and Owens Realty Mortgage, Inc., incorporated by reference to exhibit 10.1 of the current report on Form 8-K filed with the SEC on May 20, 2013

* 10.2
Amendment No. 1 to Management Agreement, executed April 2, 2018, by and between Owens Realty Mortgage, Inc. and Owens Financial Group, Inc., incorporated by reference to exhibit 1.1 of the current report on Form 8-K filed with the SEC on April 3, 2018

* 10.3
Second Amended and Restated Credit Agreement, dated as of September 4, 2018, by and among ZB, N.A. dba California Bank & Trust, as Administrative Agent and a Lender, First Bank as a Lender, Umpqua Bank as a Lender, and Owens Realty Mortgage, Inc. as Borrower, incorporated by reference to exhibit 10.1 of the current report on Form 8-K filed with the SEC on September 6, 2018

* 10.4
Security Agreement, dated as of September 4, 2018, by and among Owens Realty Mortgage, Inc., ZB, N.A. dba California Bank & Trust, as Agent for the Lenders, and each of the Lenders party to the Restated Credit Agreement, incorporated by reference to exhibit 10.2 to the current report on Form 8-K filed with the SEC on September 6, 2018

* 10.5
Settlement Agreement, dated December 29, 2017, by and among Owens Realty Mortgage, Inc., Freestone Opportunity Partners LP, Freestone Opportunity Qualified Partners LP, Freestone Investments LLC, Freestone Capital Management, LLC, Freestone Capital Holdings, LLC, Erik Morgan and Gary I. Furukawa, incorporated by reference to exhibit 10.1 of the current report on Form 8-K/A filed with the SEC on January 4, 2018

** 21.1	List of Subsidiaries of the Registrant
** 23.1	Consent of Crowe LLP
** 24.1	Power of Attorney
** 31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
** 31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
** 32.1	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
***101.INS	XBRL Instance Document
***101.SCH	XBRL Taxonomy Extension Schema Document
***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
***101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
***101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
***101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
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

OWENS REALTY MORTGAGE, INC.

Dated: March 15, 2019	By:	/s/ Bryan H. Draper
Bryan H. Draper, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 15, 2019		By:	/s/ Bryan H. Draper
Bryan H. Draper, Director, Chief Executive Officer and President (Principal Executive Officer)

Dated: March 15, 2019		By:	/s/ Melina A. Platt
Melina A. Platt, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Dated: March 15, 2019		By:	/s/ William C. Owens
William C. Owens, Director

Dated: March 15, 2019		By:	* Dennis G. Schmal
Dennis G. Schmal, Director

Dated: March 15, 2019		By:	* Gary C. Wallace
Gary C. Wallace, Director

Dated: March 15, 2019		By:	* Ann Marie Mehlum
Ann Marie Mehlum, Director

Dated: March 15, 2019		By:	* Gilbert E. Nathan
Gilbert E. Nathan, Director

Dated: March 15, 2019		By:	* Benjamin Smeal
Benjamin Smeal, Director

Dated: March 15, 2019		By:	* Steven D. Hovde
Steven D. Hovde, Director

	*	By:	/s/ Bryan H. Draper
Bryan H. Draper, Attorney-in-fact